Form 10KSB
period 2000-09-30
TREND MINING CO
filed 2000-12-29
CIK 1115954

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (MARK ONE)
         /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _______ TO _______

                         Commission file number 0-31159

                         ------------------------------

                              TREND MINING COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MONTANA                                81-0304651
 (State of Incorporation or Organization)   (I.R.S. Employer Identification No.)

  401 FRONT AVENUE, SUITE 1, SECOND FLOOR
             COEUR D'ALENE, ID                             83814
  (Address of principal executive office)               (Zip Code)

                                 (208) 664-8095
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     The registrant had no revenues for the most recent fiscal year.

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price on December 15, 2000 of $1.05 was approximately $8,364,817.

     The number of shares of Common Stock outstanding as of December 15, 2000 was 18,451,309.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2001 Annual Meeting of Shareholders are incorporated by reference in
Part III of this Report on Form 10-KSB.

===============================================================================

                                     PART I

ITEMS 1 AND 2.  DESCRIPTION OF BUSINESS AND PROPERTY

         Trend Mining Company, incorporated in Montana in 1968, has been engaged since 1998 in the acquisition and exploration of platinum group metals properties, primarily in the United States. From 1968 through 1982, our activities consisted primarily of acquiring and exploring properties with silver potential and developing and operating two silver mines. From 1982 to 1998, we were largely inactive, although we did acquire, explore and maintain silver properties from time to time during this period. We are an exploration stage company, and our activities have been limited to exploring and acquiring rights to explore, develop and mine properties which we believe may be suitable for development into platinum group metal mines. We have identified and commenced prospecting efforts in several areas in favorable geologic terrain in Wyoming, Montana, Nevada, Oregon, California and Saskatchewan, Canada. There can be no assurance that any of our properties contain a commercially viable ore body or reserves until additional exploration work is done and an evaluation based on such work concludes that development of and production from the ore body is technically, economically and legally feasible. None of our properties are in production, and consequently we have no operating income or cash flow.

         We intend to reincorporate in Delaware in the near future, subject to the approval of our Board of Directors and our shareholders. In connection with reincorporation, we would amend our charter to increase substantially the number of authorized shares of common stock, to authorize the issuance of preferred stock by action of the Board of Directors without stockholder approval, to authorize the issuance of Series A preferred stock and to eliminate cumulative voting for directors. Each issuance by us of equity securities would require the consent of the holder of the Series A preferred stock. See "Certain Relationships and Related Transactions - Tigris Financial Group Ltd. and Electrum LLC."

         As used in this Form 10-KSB, "TREND MINING," "TREND," "OUR COMPANY," "WE" and "OUR" refer to Trend Mining Company. Prior to February 1999, our corporate name was Silver Trend Mining Company.

         Six metals comprise the platinum group metals: platinum, palladium, rhodium, iridium, ruthenium and osmium. Platinum group metals are rare precious metals with unique physical properties that are used in diverse industrial applications and in the jewelry industry. The largest and fastest growing use for platinum group metals is in the automotive industry for the production of catalysts that reduce certain automobile emissions. Palladium is also used in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices, as well as dental applications and jewelry. Platinum's largest use is for jewelry. Industrial uses for platinum include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasolines and fuel cells.

         According to publications of the CPM Group, approximately 6.9 million ounces of palladium and 5.1 million ounces of platinum were consumed in 1999, with less than five percent of palladium and slightly less than one third of platinum used for jewelry manufacture. CPM Group reports that palladium prices averaged approximately $359 per ounce in 1999, an increase of approximately 29 percent over the previous year, and have averaged approximately $585 per ounce in the first eleven months of 2000. Platinum prices averaged approximately $373 per ounce in 1999, a slight increase over 1998 prices, and have averaged approximately $475 in the first eleven months of 2000, their highest levels since 1990.

                             EXPLORATION PROPERTIES

         We currently own or have the right to acquire approximately fifteen platinum group metals mineral exploration properties, twelve of which are described below.

LAKE OWEN, WYOMING

         LOCATION AND ACCESS. The Lake Owen platinum group metals property is located in Albany County, Wyoming, in the Medicine Bow-Routt National Forest. The Lake Owen property is approximately 40 miles southwest of Laramie, Wyoming and can be reached by paved highways and gravel roads.

         LAND STATUS. In July 1999, we entered into a three-year option agreement with General Minerals Corporation, owner of a block of unpatented mining claims comprising a portion of the Lake Owen property, that gives us the option to earn a 100% interest in 104 unpatented claims. General Minerals acquired some of these unpatented mining claims from Chevron Minerals in the early 1990's, and subsequently located additional claims. Terms of that agreement (as subsequently amended) include the following:

          - To keep the option in effect, we were required to pay General Minerals a total of $40,000 during 1999 and 2000. All of those payments have been made.

          - To keep the option in effect, we are obligated to incur exploration expenditures of not less than $750,000 by July 27, 2002, with no less than $150,000 in exploration expenditures being completed by July 27, 2000. The expenditures required by July 27, 2000 have been completed.

          - On the effective date of the option agreement, we issued to General Minerals 715,996 shares of our common stock, and in May 2000, we issued an additional 129,938 shares to General Minerals, giving it approximately 25% of our outstanding common stock at that time. We have subsequently issued an additional 200,000 shares of our common stock to General Minerals pursuant to an amendment to the option agreement and have issued 416,961 shares to General Minerals upon exercise of their preemptive rights under the original option agreement. The shares owned by General Minerals now represent approximately 9% of our outstanding common stock.

           - If we exercise the option to acquire a 100% interest in these 104 unpatented mining claims by completing the exploration expenditures described above, those claims will be subject to a 4% net profits interest with respect to ore mined from the property payable to either Chevron Minerals, which originally located certain of the claims, or to General Minerals.

         We located an additional 500 unpatented mining claims in an agreed area of interest near the Lake Owen property in the first half of 2000. We are obligated to pay to Chevron Minerals or General Minerals a 4% net profits interest with respect to these claims and any other claims we acquire in an area of interest.

         EXPLORATION HISTORY. Chevron Minerals initiated geological reconnaissance exploration at Lake Owen in 1982, which included detailed surface geologic mapping, geochemical sampling, and geophysical surveys. Chevron Minerals later completed thirteen diamond-drill holes totaling approximately 5,200 feet in the 1980s and early 1990s.
Drilling consisted of relatively shallow angle holes generally less than 250 feet in vertical depth, and encountered several zones of platinum group metals mineralization, ranging from anomalies to ore-grade mineralization.

         EXPLORATION PLANS. The exploration program for the Lake Owen property has been divided into three phases that we currently plan to conduct over a three-year period which began in March 2000. In phase one, we plan to focus on the evaluation of existing geologic data generated by Chevron Minerals, and on geologic logging and assaying of existing drill core. Phase two is expected to involve continued field exploration, including geologic mapping, geochemical sampling, and geophysical surveys to define drill targets. We expect phase three to consist of a diamond drilling program intended to better delineate known precious metal anomalies and to include exploration for new zones of higher-grade platinum group metals mineralization.

         GEOLOGY AND MINERALIZATION. The Lake Owen property is a platinum-gold-palladium occurrence hosted in an extensive layered igneous intrusive complex with a lateral dimension of approximately four by six miles. The complex is about 1.4 billion years old and occurs as a steeply dipping body of rock along the margin of the Wyoming Province. The exposed stratigraphic thickness of these rock units is approximately 20,000 feet.

         Four separate zones of anomalous platinum group metals mineralization have been identified at Lake Owen. The upper zone has been traced for about six miles along strike. The middle zone is about 1,500 feet stratigraphically below the upper zone, while the lower zone is situated approximately 5,500 feet stratigraphically below the upper zone. Surface geochemical sampling identified one additional platinum group metal zone, although the outcrop exposure in this fourth zone is limited and the extent of the anomaly has not yet been defined.

         Drill intercepts encountered to date at the Lake Owen property contain encouraging mineralization of combined platinum group metals and gold. The majority of the platinum group metals mineralization encountered in the Chevron Minerals drilling program remains untested along both strike and dip.

ALBANY, WYOMING

         LOCATION AND ACCESS. The Albany platinum group metals property is also located in southwest Albany County, Wyoming, approximately 35 miles southwest of Laramie in the Medicine Bow-Routt National Forest. The Albany property is accessible by an unimproved dirt road.

         LAND STATUS. We located six unpatented mining claims in this area in mid-1999 and own a 100% interest in the claim block.

         EXPLORATION HISTORY. Minor exploration for platinum group metals has been conducted previously in the Albany property area. We have no specific data regarding previous exploration activities or results.

         GEOLOGY AND MINERALIZATION. The Albany property is a platinum-palladium-rhodium occurrence hosted along the contact of dark-colored dikes and a lighter-colored granite stock on the northern edge of a large iron-magnesium-rich complex. Our limited geochemical sampling program conducted in 1999 returned platinum group metal values, ranging from anomalies to ore-grade mineralization.

SPRUCE MOUNTAIN, WYOMING

         LOCATION AND ACCESS. The Spruce Mountain platinum group metals property is located in Albany County, Wyoming, in the Medicine Bow-Routt National Forest. The Spruce Mountain property is approximately 35 miles southwest of Laramie, Wyoming and can be reached by paved highways and gravel roads.

         LAND STATUS. We have staked 42 unpatented mining claims in this area in mid-2000 and own a 100% interest in the claim block.

         EXPLORATION HISTORY. Spruce Mountain is situated near our Lake Owen property and the northwestern margin of the Lake Owen layered ultramafic/mafic intrusive complex and is surrounded to the north by the New Rambler and Centennial West platinum group metals districts, and to the west by the Mullen Creek layered ultramafic/mafic intrusion. Historically, exploration has been conducted in the region for gold, silver, base metals and platinum group metals.

         GEOLOGY AND MINERALIZATION. Our claims are located on a platinum group metals occurrence within mafic intrusives along an interpreted northwest to east-west trending structural zone. The area is characterized by intense shearing and hydrothermal alteration, which apparently concentrated the platinum group metals that were present in the surrounding mafic host rocks.

CENTENNIAL WEST, WYOMING

         LOCATION AND ACCESS. The Centennial West platinum group metals property is located in Albany County, Wyoming, in the Medicine Bow-Routt National Forest. The Centennial West property is approximately 35 miles southwest of Laramie, Wyoming and can be reached by paved highways and gravel roads.

         LAND STATUS. We have staked 179 unpatented mining claims in this area in September 2000 and own a 100% interest in the claim block.

         EXPLORATION HISTORY. Exploration has occurred throughout this area historically, and small amounts of platinum group metals were produced by placer mining from drainages.

         GEOLOGY AND MINERALIZATION. Mafic, ultramafic and metamorphic rocks overlie and host several known hydrothermal platinum group metal occurrences in dikes, veins and shear zones. Placer gold and platinum group metals are present in several streams that drain the area.

DOUGLAS CREEK, WYOMING

         LOCATION AND ACCESS. The Douglas Creek platinum group metals property is located in Albany County, Wyoming, in the Medicine Bow-Routt National Forest. The Douglas Creek property is approximately 35 miles southwest of Laramie, Wyoming and can be reached by unimproved roads.

         LAND STATUS. We staked 34 unpatented mining claims in this area in October 2000 and own a 100% interest in the claim block.

         EXPLORATION HISTORY. Exploration has occurred throughout this area historically, and minor gold and platinum group metals placer mining has occurred in several drainages in the area.

         GEOLOGY AND MINERALIZATION. Mafic, ultramafic and metamorphic rocks overlie and host several known hydrothermal platinum group metal occurrences in dikes, veins and shear zones. Placer gold and platinum group metals are present in several streams that drain the area.

KEYSTONE, WYOMING

         LOCATION AND ACCESS. The Keystone platinum group metals property is located in Albany County, Wyoming, in the Medicine Bow-Routt National Forest. The Keystone property is approximately 35 miles southwest of Laramie, Wyoming and can be reached by unimproved roads.

         LAND STATUS. We staked 121 unpatented mining claims in this area in October 2000 and own a 100% interest in the claim block.

         EXPLORATION HISTORY. Exploration has occurred throughout this area historically, and minor gold and platinum group metals placer mining has taken place in drainages in the area.

         GEOLOGY AND MINERALIZATION. Our claims are located on the eastern portion of the Mullen Creek layered intrusive complex, which consists of unmetamorphosed and strongly deformed and metamorphosed mafic and ultramafic rocks. The area is also situated on the southwest portion of the New Rambler mining district.

VANGUARD, MONTANA

         LOCATION AND ACCESS. The Vanguard platinum group metals property, formerly named Lady of the Lake, is located on Bureau of Land Management land in Madison County, Montana. The property is approximately 12 miles northeast of Sheridan and is accessible only by helicopter or trail.

         LAND STATUS. In early 2000, we entered into an option agreement to acquire eight unpatented mining claims and located an additional 121 unpatented mining claims in the Lady of the Lake layered iron-magnesium-rich complex. We own a 100% interest in the claim block.

         EXPLORATION HISTORY. The Vanguard area was initially mapped and geochemically sampled in the mid 1980s by a small exploration company. Our review of the results of that program indicates the existence of anomalous platinum, palladium and gold values throughout the district. In 1987, that company staked unpatented mining claims, which covered the known anomalous mineralization. Shortly thereafter, a third party who had leased the claim group began a surface mapping and sampling program. After approximately one year, the lease was terminated, and the original locator continued to perform exploration work on the claims sporadically during the 1990's. The claims were abandoned prior to the location of our claims. Our claim block covers the same ground that had been covered by the previous claims.

         GEOLOGY AND MINERALIZATION. The Vanguard property is a platinum-palladium-gold occurrence hosted in an iron-magnesium-rich layered intrusive complex that is approximately 1,500 feet thick. Three zones, from bottom to top, characterize this layered complex. The lowermost zone is formed of coarse-grained, dark, chrome-iron-magnesium-rich rocks, and the rocks become progressively lighter in color, less rich in iron and magnesium and more soda and lime enriched towards the top.

         A large body of granite of Cretaceous age intersects portions of the complex, and geologic mapping evidence suggests that this intrusive may represent a possible border phase of the granite itself.

Sulfides in the layered intrusive complex consist of pyrite and chalcopyrite, which were probably formed with the rocks. These sulfides are also concentrated in younger hydrothermal veins. A third type of sulfide occurrence is observed as a "reef" zone. The highest platinum group metals values are associated with the middle portion of the complex and the sulfide reef. The reef is poorly exposed, but where it crops out, the zone ranges in thickness from five to ten feet. Select samples collected from the sulfide reef showed encouraging platinum and gold mineralization.

MCCORMICK CREEK, MONTANA

         LOCATION AND ACCESS. The McCormick Creek platinum group metals property is located in northwest Missoula County, Montana, approximately 34 miles northwest of Missoula. McCormick Creek can be reached by public highways and access roads, and an unimproved dirt road.

         LAND STATUS. We located 36 unpatented mining claims in the McCormick Creek area in 2000 and own a 100% interest in the claim block.

         EXPLORATION HISTORY. The history of mineral exploration in the McCormick Creek area is currently unknown.

         GEOLOGY AND MINERALIZATION. The dark-colored dikes and/or sills that occur in the McCormick Creek region are located due south of the past producing Green Mountain copper-gold-platinum mine, which is situated on the Flathead Indian Reservation. The dark-colored dikes/sills in this region intrude Burke Formation sediments and may be similar to, or an extension of, the Green Mountain dike, which has a known strike length of more than five miles.

         Rocks in the prospect area are comprised of altered sediments of the Burke Formation, which is the lowermost of the Ravalli Group of the Belt Supergroup. A sub-parallel, repetitious series of dikes, which includes the Green Mountain dike, intruded the Ravalli quartzites throughout the district. The Green Mountain dike commonly contains visible disseminations of secondary copper minerals, which may be associated with platinum group and precious metals. The extension of this dike, and/or other parallel dikes or sills, may be geologically similar with respect to primary sulfide mineralogy and associated platinum group and precious metal mineralization.

REINDEER LAKE, SASKATCHEWAN, CANADA

         LOCATION AND ACCESS. The Reindeer Lake platinum group metals property is located near Peter Lake in northern Saskatchewan, Canada, approximately 190 air miles north/northeast from La Ronge, Saskatchewan. The property is accessible only by airplane or helicopter.

         LAND STATUS. The Reindeer Lake property consists of 5 mining claim units covering approximately 27,000 hectares, or 66,000 acres, or about 100 square miles. We own 100% of the mining claim units.

         EXPLORATION HISTORY. The Reindeer Lake claims are a portion of the Peter Lake intrusive complex. In 1982, exploration geologists discovered platinum and palladium-bearing sulfides in this area. During the mid-1980's, additional exploration revealed that the lower gabbroic sequence contained platinum-palladium-copper-nickel occurrences spread over approximately 81 miles of strike. Additional exploration work was completed this year by another company.

         GEOLOGY AND MINERALIZATION. The Peter Lake complex, with a length of 180 kilometers (approximately 112 miles) and a width of 30 kilometers (approximately 19 miles) is one of the largest layered complexes in the world. The Peter Lake complex represents reef type platinum group metals mineralization that has undergone some metamorphism and hydrothermal remobilization. Two types of mineralization are present in the Archaean aged Peter Lake layered complex. The lowermost sequence of the complex consists of primarily cumulate layering of anorthosite and pyroxenite with sulfides concentrated at the lithological boundaries. Metamorphism has altered pyroxenes to amphiboles and obliterated much of the layering. The thickness of this zone is approximately 2 kilometers. An upper sequence separated by a gneissic and granitic zone shows, in its basal part, textures that include marginal mixed magma textures, inclusion breccia zones and plagioclase-hornblende veinlets, as well as hosting ultramafic and mafic dykes. The upper sequence has a width of over 1.5 kilometers.

HARD ROCK JOHNSON, NEVADA

         LOCATION AND ACCESS. The Hard Rock Johnson platinum group metals property is located on Bureau of Land Management land in Clark County, Nevada, approximately 25 miles southwest of the town of Mesquite. The property is accessible by a gravel road.

         LAND STATUS. We located 13 unpatented mining claims in this area in 1999 and early 2000 and own a 100% interest in the claim block.

         EXPLORATION HISTORY. The Hard Rock Johnson property is located along the northern flank of the Virgin Mountains within the Bunkerville (Copper King) Mining District. Two principal copper and precious metals mines, the Key West and Great Eastern, have been worked sporadically from the 1890s, when copper was discovered in the area. A third party currently controls the 140 acres of patented land and eight unpatented lode claims that encompass the Key West and Great Eastern mines, adjoining our mining claims. Our claims cover the on-strike extension of the mineralized zone to the northeast.

         GEOLOGY AND MINERALIZATION. The Hard Rock Johnson property is located within the historic Bunkerville Mining district, which produced platinum, palladium, gold, silver, copper, lead, nickel, tungsten and cobalt. The claims are situated within a northeast-trending belt of gneiss and schist that is crosscut by fault zone. Scattered throughout the gneiss are dikes and irregular coarse-grained bodies of rock, as well as layers of highly altered rock. Precious and base metal mineralization is hosted within dikes that occur throughout the project area.

         The zone of mineralization is over 2,000 feet wide and extends at least two miles in strike length along a north 70 degrees east structural zone that is parallel to the regional metamorphic foliation. The primary sulfides associated with platinum group metals are chalcopyrite, pyrite, pyrrhotite, and magnetite, which occur as disseminated grains and pods throughout the dikes. Platinum and nickel are most likely associated with the magnetic pyrite.

POLE CORRAL, CALIFORNIA

         LOCATION AND ACCESS. The Pole Corral platinum group metals property is located on Bureau of Land Management land in Tehema County, California, approximately 18 miles southwest of Platina, California. The property is accessible by paved highways and unimproved dirt roads.

         LAND STATUS. We located 79 unpatented mining claims in this area in mid-2000 and own a 100% interest in the claim block.

         EXPLORATION HISTORY. Pole Corral is situated within the Rattlesnake Terrain of the Klamath Mountains geologic province. Within the Pole Corral project area, sporadic exploration and mining have occurred throughout the 1900's, as indicated by the prospect pits and small mines which we encountered. During our preliminary geochemical sampling program, we found encouraging platinum group metals mineralization, ranging from anomalies to ore-grade mineralization.

         GEOLOGY AND MINERALIZATION. The Pole Corral property is a platinum-rhodium-ruthenium-iridium occurrence hosted in mafic rocks of the Rattlesnake Terrain. In addition to podiform chromite, cumulate-textured disseminated chromite have been encountered. Zoned felsic intrusives comprise the margins of the mafic rocks and are also manifest as pegmatoids within the project area.

SHAMROCK, OREGON

         LOCATION AND ACCESS. The Shamrock platinum group metals property is located on Bureau of Land Management land in Jackson County, Oregon, approximately 21 miles northwest of the city of Medford. The property is accessible by unimproved dirt roads.

         LAND STATUS. We located five unpatented mining claims in this area in mid-1999 and own a 100% interest in the claim block.

         EXPLORATION HISTORY. During the first half of the 20th century, the Shamrock property area was explored for mercury and its copper and nickel potential.

         The U.S. Bureau of Mines conducted extensive exploration and development of the nickel-copper-cobalt mineralization in 1949 and 1950. This work included the construction of 4,000 feet of mine access roads, rehabilitating two adits, driving approximately an additional 400 feet of drifts and crosscuts, drilling eleven diamond core drill holes totaling approximately 3,400 feet, excavating five exploration bulldozer trenches, and conducting extensive auger-hole sampling and metallurgical testing.

         The U.S. Bureau of Mines encountered anomalous platinum group metals mineralization in drill hole composite samples and delineated two small, near surface base metal ore deposits. The Bureau reported a bulk metallurgical sample containing 0.030 ounce per ton platinum, 1.3% nickel, 1.1% copper, and 0.07% cobalt.

         The U.S. Bureau of Mines mapped the surface exposure of sulfide mineralization, which extends for at least 200 feet long and 200 feet deep, and ranges from about five to 38 feet wide. The Bureau also discovered a four foot wide zone of nickel sulfide mineralization at the base of a road cut 500 feet southwest from the main norite dike. This sulfide zone may represent a parallel, mineralized mafic dike that has not yet been evaluated.

         During the mid 1980s, Freeport Exploration investigated the Shamrock property for its platinum group metals potential. Freeport staked approximately 40 lode claims, conducted geologic mapping, surface and underground sampling, and completed about nine miles of ground magnetic surveys. In June 1999, we staked our five lode claims on ground where Freeport had located its drill holes, and we conducted limited surface and underground geologic mapping and sampling. All of our underground samples returned anomalous to ore-grade precious and base metals.

         GEOLOGY AND MINERALIZATION. The Shamrock property is a platinum group metals, gold, copper, nickel, and cobalt occurrence associated with dikes that intrude rocks of the May Creek Formation. The

May Creek Formation is composed of quartz-mica schist, iron-magnesium-rich schist/gneiss, and highly altered quartzite. Various intrusive rocks are also present on the property.

         Platinum group metals, gold, nickel, copper, and cobalt are probably hosted in magnetic pyrite and other sulfide minerals. These sulfides may comprise as much as 40% of the rock and occur as disseminations, blebs, and masses within the tabular, course-grained, highly altered dikes. Weak but pervasive sulfide mineralization is also disseminated throughout most of the adjacent May Creek Formation.

OTHER PROPERTIES

         We have recently sold, or are holding for sale the properties described below, which had been acquired for their potential for minerals other than platinum group minerals.

          - In July 2000, we sold 15 unpatented mining claims in Kootenai County, Idaho, comprising the Silver Strand property to another exploration company in exchange for the purchaser's commitment to spend a total of $200,000 on exploration of the property over the three year period ending in July 2003. We also retained a 1.5% net smelter return production royalty, decreasing to 0.5% once we have received payments totaling $50,000, on the production of minerals from the Silver Strand property. During the three year period, we may reacquire the property if the purchaser does not complete the required expenditures or chooses to terminate the purchase agreement.

          - In May 1999, we sold the Rae-Wallace Company, which owned four patented mining claims in Alaska, to another exploration company in exchange for a 2.5% net smelter return production royalty on the production of minerals from the property.

          - We are holding the Pyramid property, consisting of five unpatented mining claims in Churchill County, Nevada, for sale. From time to time, we conduct discussions regarding the sale of the property with parties who have expressed an interest or whom we believe may have an interest in the property.

                            ENVIRONMENTAL COMPLIANCE

         Our primary cost of complying with applicable environmental laws during exploration is likely to arise in connection with the reclamation of drill holes and access roads. Drill holes typically can be reclaimed for nominal costs, although the Bureau of Land Management recently promulgated new surface management regulations which may significantly increase those costs on Bureau of Land Management lands. Access road reclamation may cost up to $50,000 to $100,000 if roadbuilding has been done, and those costs too are likely to increase as the result of the new Bureau of Land Management regulations. As we are currently in the exploration stage on all of our properties, reclamation costs have not yet been incurred.

                                    EMPLOYEES

         Currently, we have eight employees, all of whom are full time.

                                  OFFICE LEASES

         Our executive offices are located at 401 Front Avenue, Suite 1, Second Floor, Coeur d'Alene, Idaho 83814, and our telephone number is (208) 664-8095. We lease our office space under a three- year lease for monthly rent payments of $2,656.

         We also maintain office facilities in Reno, Nevada. We lease this office space under a two-year lease that requires monthly payments of $1,725 until July 2001 and $1,775 until July 2002.

                                  RISK FACTORS

         An investment in Trend Mining involves a high degree of risk. Investors and prospective investors should consider carefully the following risk factors, in addition to all of the other information in this Form 10-KSB.

NO PRODUCTION HISTORY SINCE THE 1980'S - WE HAVE NOT MINED ANY PLATINUM GROUP METALS.

         While we were incorporated in 1968, our company has no history of producing platinum group metals. We have not developed or operated a mine since the 1980s, and we have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitable mining operations is dependent upon a number of factors, including:

         -  our ability to locate an economically feasible mineral property; and
         - our ability to successfully build and operate mines, processing plants and related infrastructure.

         We are subject to all the risks associated with establishing new mining operations and business enterprises. There can be no assurance that we will successfully establish mining operations or profitably produce platinum group or other metals at any of our properties.

HISTORY OF LOSSES - WE EXPECT LOSSES TO CONTINUE FOR AT LEAST THE NEXT THREE YEARS.

         As an exploration company that has no recent production history, we have incurred losses since the inception of our current exploration activities in 1998. We expect to continue to incur additional losses for at least the next three years due to expenses associated with the research, exploration and development of our mineral properties. As of September 30, 2000, we had an accumulated deficit of $2,890,994. There can be no assurance that we will achieve or sustain profitability in the future.

WE ARE SUBJECT TO ALL OF THE RISKS INHERENT IN THE MINING INDUSTRY.

         As an exploration stage company, our work is highly speculative and involves unique and greater risks than are generally associated with other businesses. There can be no assurance that any of our properties contain a commercially viable ore body or reserves until additional exploration work is done and an evaluation based on such work concludes that development of and production from the ore body is technically, economically and legally feasible. We are subject to all of the risks inherent in the mining industry, including, without limitation, the following (some of which we discuss in more detail below):

         - Success in discovering and developing commercially viable quantities of minerals is the result of a number of factors, including the quality of management, the interpretation of geological data, the level of geological and technical expertise and the quality of land available for exploration;

         - Exploration for minerals is highly speculative and involves substantial risks, even when conducted on properties known to contain significant quantities of mineralization, and most exploration projects do not result in the discovery of commercially mineable deposits of ore;

         - Operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change and are becoming more stringent and costly to comply with;

         - A large number of factors beyond our control, including fluctuations in metal prices and production costs, inflation, the proximity and liquidity of precious metals markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection, and other economic conditions, will affect the economic feasibility of mining;

         - Once mineralization is discovered, it may take several years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change;

         - Substantial expenditures are required to establish proven and probable ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities; and

         - If we proceed to development of a mining operation, our mining activities would be subject to substantial operating risks and hazards, including metal bullion losses, environmental hazards, industrial accidents, labor disputes, encountering unusual or unexpected geologic formations or other geological or grade problems, encountering unanticipated ground or water conditions, cave-ins, pit-wall failures, flooding, rock falls, periodic interruptions due to inclement weather conditions or other unfavorable operating conditions and other acts of God. Some of these risks and hazards are not insurable or may be subject to exclusion or limitation in any coverage which we obtain or may not be insured due to economic considerations.

OUR ACTIVITIES ARE SUBJECT TO ENVIRONMENTAL LAWS AND REGULATIONS WHICH MAY MATERIALLY AFFECT OUR FUTURE Operations.

         We, like other exploration companies doing business in the United States and Canada, are subject to a variety of federal, provincial, state and local statutes, rules and regulations designed:

         - to protect the environment, including the quality of the air and water in the vicinity of exploration, development and mining operations;

         - to remediate the environmental impacts of those exploration, development and mining operations;

         -  to protect and preserve wetlands and endangered species; and

         - to mitigate negative impacts on certain archeological and cultural sites.

         We are required to obtain various governmental permits to conduct exploration at our properties. Obtaining the necessary governmental permits is often a complex and time-consuming process involving numerous U.S. or Canadian federal, provincial, state and local agencies. The duration and success of each permitting effort are contingent upon many variables not within our control. In the context of permitting, including the approval of reclamation plans, we must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and the interpretation of the laws and regulations implemented by the permitting authority. Currently, three or four months are generally required to obtain the necessary permits required to conduct small-scale drilling operations. New surface management regulations recently finalized by the Bureau of Land Management will increase this period on Bureau of Land Management lands. The failure to obtain certain permits, the adoption of more stringent permitting requirements or the imposition of extensive conditions upon the implementation of certain permits could have a material adverse effect on our business, operations and prospects.

         Federal legislation and implementing regulations adopted and administered by the U.S. Environmental Protection Agency, Forest Service, Bureau of Land Management, Fish and Wildlife Service, Army Corps of Engineers, Mine Safety and Health Administration, and other federal agencies, and legislation such as the federal Clean Water Act, Clean Air Act, National Environmental Policy Act, Endangered Species Act and Comprehensive Environmental Response, Compensation and Liability Act, have a direct bearing on U.S. exploration, development and mining operations. For example, on November 20, 2000 the Bureau of Land Management finalized new surface management regulations applicable to activities and operations on unpatented mining claims. Those new regulations make small-scale (disturbing less than 5 acres of surface) exploration activities more expensive, by requiring bonding in the amount of 100% of the anticipated reclamation costs. Larger-scale exploration activities (disturbing 5 acres of surface or more) would require the preparation and approval of a formal plan of operations. The enactment of these new regulations will make the process for preparing and obtaining approval of a plan of operations much more time consuming, expensive, and uncertain. New plans of operation will be required to
(i) include detailed baseline environmental information, (ii) address how detailed reclamation performance standards will be met, (iii) go through the environmental assessment or impact process required under the National Environmental Policy Act (which could cost $80,000 or more per large-scale exploration program), and (iv) go through a 30-day public comment period prior to approval. In addition, all activities for which plans of operation are required will be subject to a new standard of review by the Bureau of Land Management, which must make a finding that the conditions, practices or activities do not cause substantial irreparable harm to significant scientific, cultural, or environmental resource values that cannot be effectively mitigated. This standard has never before been applied to activities involving unpatented mining claims on public lands. Due to the uncertainties inherent in the permitting process, and particularly as a result of the enactment of the new regulations, we cannot be certain that we will be able to timely obtain required approvals for proposed activities at any of our properties in a timely manner, or that our proposed activities will be allowed at all.

         These federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations. Although some mines continue to be approved for development in the United States, the process is increasingly cumbersome, time-consuming, and expensive, and the cost and uncertainty associated with the permitting process could have a material effect on exploring, developing or mining our properties. We expect that laws and regulations designed to minimize the impact of exploration, development and mining activities on the environment and human health and safety will likely have a similar effect on any activities we undertake in Canada.

         Compliance with statutory environmental quality requirements described above may require significant capital outlays, significantly affect our earning power, or cause material changes in our intended activities. No assurance can be given that environmental standards imposed by either federal, state or local governments will not be changed or become more stringent, which could materially and adversely affect our proposed activities.

TITLE TO OUR MINERAL PROPERTIES MAY BE DEFECTIVE AND MAY BE CHALLENGED.

         Our interests in our properties located in the United States are in the form of unpatented mining claims. Unpatented mining claims are unique property interests, in that they are subject to the paramount title of the United States of America and rights of third parties to certain uses of the surface and to non-locatable minerals within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to matters such as:

         - The existence and sufficiency of a discovery of valuable minerals, required under the U.S. 1872 Mining Law to establish and maintain a valid unpatented mining claim;

         - Proper posting and marking of boundaries in accordance with the 1872 Mining Law and applicable state statutes;

         - Whether the minerals discovered were properly locatable as a lode claim or a placer claim;

         - Whether sufficient annual assessment work has been timely and properly performed; and

         - Possible conflicts with other claims not determinable from descriptions of record.

         The validity of an unpatented mining claim also depends on the claim having been located on unappropriated federal land open to appropriation by mineral location, compliance with the 1872 Mining Law and applicable state statutes in terms of the contents of claim location notices or certificates and the timely filing and recording of the same, and timely payment of annual claim maintenance fees (and the timely filing and recording of proof of such payment). In the absence of a discovery of valuable minerals, the ground covered by an unpatented mining claim is open to location by others unless the owner is in actual possession of and diligently working the claim. There can be no assurance that the unpatented mining claims we own or control are valid or that the title to those claims is free from defects. There also can be no assurance that the validity of our claims will not be contested by the federal government or challenged by third parties.

LEGISLATIVE AND ADMINISTRATIVE CHANGES TO THE MINING LAWS COULD MATERIALLY ADVERSELY AFFECT OUR FUTURE EXPLORATION, DEVELOPMENT OR MINING ACTIVITIES.

         New laws and regulations, amendments to existing laws and regulations, administrative interpretation of existing laws and regulations, or more stringent enforcement of existing laws and regulations, could have a material adverse impact on our ability to conduct exploration, development and mining activities. For example, during the 1999 legislative session, legislation was considered in the U. S. Congress which proposed a number of modifications to the Mining Law of 1872, which governs the location and maintenance of unpatented mining claims and related activities on federal land. Among these modifications were proposals which would have imposed a royalty on production from unpatented mining claims, increased the cost of holding and maintaining such claims, and imposed more specific reclamation requirements and standards for operations on such claims. None of these proposed modifications was enacted into law. The same or similar proposals may be considered by Congress this year or in the future. In addition, as discussed above, on November 20, 2000 the Bureau of Land Management finalized revised federal regulations which govern surface activities (including reclamation and financial assurance requirements) on unpatented mining claims (other than those located in a National Forest, which are governed by separate, but similarly stringent, Forest Service regulations). Those regulations are more stringent than current regulations, and may result in a more detailed analysis of and more challenges to the validity of existing mining claims, will impose more complex permitting requirements earlier in the exploration process, and will be more costly and time-consuming to comply with than existing regulations.

USE OF THE SURFACE OF OUR UNPATENTED MINING CLAIMS IS SUBJECT TO REGULATION WHICH COULD MATERIALLY ADVERSELY AFFECT OUR ACTIVITIES.

         Any activities we conduct on the surface of our unpatented mining claims are subject to compliance with and may be constrained or limited by Bureau of Land Management or Forest Service surface management regulations (in addition to the environmental and other statutes and regulations discussed above). In addition, there are limits to the uses of the surface of unpatented mining claims, particularly for the types of facilities which would be ancillary to our mining operations, and both the Bureau of Land Management and the Forest Service have some degree of discretion in allowing the use of federal lands that might adjoin any of our unpatented mining claims for surface activities which we would need for exploration, development and mining operations. Recently, for example, the Forest Service adopted a "Roadless Initiative" which prohibits the construction of new roads or the re-construction of existing roads in 43 million acres of inventoried roadless areas within the National Forest System. All of our Wyoming properties (Lake Owen, Spruce Mountain, Albany and Centennial West) are located in the National Forest and may be impacted by this new policy. As a result, there can be no guarantee that we will be able to obtain the access necessary to conduct required exploration, development or ultimately mining activities on those properties. In addition, to the extent we progress towards the development of a mine at any of our properties, there can be no assurance that sufficient surface land will be available for the ancillary facilities necessary to develop the mine.

WE CANNOT INSURE AGAINST ALL OF THE RISKS ASSOCIATED WITH MINING.

         We currently are not insured against most commercial losses or liabilities which may arise from our exploration and other activities. Even if we obtain additional insurance in the future, we may not be insured against all losses and liabilities which may arise from our activities, either because such insurance is unavailable or because we have elected not to purchase such insurance due to high premium costs or for other reasons.

WE MAY NOT BE ABLE TO RAISE THE FUNDS NECESSARY TO EXPLORE AND DEVELOP OUR MINERAL PROPERTIES.

         We need to seek additional financing from the public or private debt or equity markets to continue our business activities. We have borrowed from our principal shareholder to fund certain of our activities. There can be no assurance that our principal shareholder will continue to advance funds to us or that our efforts to obtain financing will be successful. We will need to seek additional financing to complete exploration and development of any target properties, should the exploration program prove a property to be worth developing. Sources of such external financing include future debt and equity offerings, and possible joint ventures with another exploration or mining company. There can be no assurance that additional financing will be available on terms acceptable to us. The failure to obtain such additional financing could have a material adverse effect on our results of operations and financial condition. There can be no assurance that we will be able to secure the financing necessary to retain our properties or to sustain exploration activities in the future.

COMPETITION - WE COMPETE AGAINST LARGER, BETTER FINANCED AND MORE EXPERIENCED COMPANIES.

         The exploration industry is very competitive. Exploration companies compete to obtain and to evaluate exploration prospects for their drilling, exploration, development, and, ultimately, mining potential. We encounter competition from both larger, better financed companies, such as Stillwater Mining Company, and other similarly-situated junior mining companies in connection with the acquisition of properties with the potential of profitably producing platinum group metals. There can be no assurance that such competition, although customary in the industry, will not result in delays, increased costs, or other types of negative consequences affecting us, or that our planned exploration program will yield commercially mineable ore reserves.

WE DEPEND ON THE SERVICES OF KEY PERSONNEL.

         The success of our exploration program will depend, in part, on our ability to retain our existing employees, and on our ability to hire such additional employees, temporary employees and consultants as are necessary to complete each phase of our planned exploration program. No assurance can be given that we will be successful in our efforts in either of these areas.

VOLATILITY OF METALS PRICES - OUR PROFITABILITY AND VIABILITY WILL BE AFFECTED BY CHANGES IN THE PRICES OF METALS.

         To the extent we are able to identify ore reserves, our ability to develop those reserves and conduct profitable mining operations will be greatly influenced by the prices of the platinum group metals. These prices fluctuate widely and are affected by numerous factors beyond our control, including:

         -  expectations for inflation;

         -  the strength of the United States dollar;

         -  global and regional supply and demand; and

         - political and economic conditions and production costs in major platinum group metals producing regions of the world, particularly Russia and South Africa.

         The aggregate effect of these factors on metals prices is impossible for us to predict. In addition, the prices of platinum group metals sometimes are subject to rapid short-term and/or prolonged changes because of speculative activities. The current demand for and supply of platinum group metals affect platinum group metal prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of platinum group metals primarily consists of new production from mining. If the prices of platinum group metals are, for a substantial period, below our foreseeable cost of production, we could determine that it is not economically feasible to continue the development of our projects.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK.

         We have never paid any dividends on our Common Stock, and it is not anticipated that dividends will be declared in the foreseeable future.

POTENTIAL FUTURE SALES PURSUANT TO RULE 144 COULD DEPRESS OUR STOCK PRICE AND ADVERSELY AFFECT OUR ABILITY TO RAISE ADDITIONAL EQUITY FINANCING.

         Of our outstanding shares of common stock as of December 15, 2000, substantially all are currently "restricted securities," as that term is defined in Rule 144 under the Securities Act. In general, under Rule 144 a person who has satisfied a one-year holding period may sell limited numbers of shares. Rule 144 also permits the sale of shares without any quantity limitation, by persons who are not our affiliates and who have beneficially owned the shares for a minimum period of two years. As of December 15, 2000, approximately 2.8 million shares, or 16%, of our outstanding common stock, have been held for one year and may be sold in limited quantities, and approximately 2.8 million shares, or 16%, of our outstanding common stock have been held for two years or more by persons who are not our affiliates and thus may be sold without quantity limitations. The possible sale of these restricted shares may have a depressive effect on the price of our securities and such sales, if substantial, might also adversely affect our ability to raise additional equity capital.

         Over the next twelve months, approximately 13.6 million shares may be sold in limited quantities, and approximately 4.8 million shares may be sold without quantity limitations.

FUTURE ISSUANCES OF ADDITIONAL COMMON STOCK COULD DILUTE THE OWNERSHIP INTERESTS OF INVESTORS.

         We intend to reincorporate in Delaware in the near future, subject to the approval of our Board of Directors and our shareholders. In connection with the reincorporation, we would amend our charter to increase substantially the number of authorized shares of common stock and to authorize the issuance of preferred stock by action of the Board of Directors without stockholder approval. Our Board of Directors would have the power to issue such shares, subject, in some instances, to shareholder approval. Any additional issuance by us from our authorized but unissued shares would have the effect of diluting the interest of investors.

THE PUBLIC MARKET FOR OUR COMMON STOCK IS THINLY TRADED AND LACKS LIQUIDITY, WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

         At present, our common stock is traded under the symbol "TRDM" on the "pink sheets" maintained by Pink Sheets LLC. This market is thinly traded and lacks the liquidity of other public markets with which some investors may have more experience. There is no assurance that a more liquid trading market will develop or, if developed, would be sustained. A purchaser of shares may, therefore, be unable to resell any securities should he or she desire to do so. Furthermore, it is unlikely that a lending institution would accept our securities as pledged collateral for loans unless a regular trading market develops.

THE UNITED STATES PENNY STOCK RULES MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

         Because shares of our common stock will not be quoted on a national securities exchange in the United States, the shares will be subject to rules adopted by the U.S. Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in "penny stocks." These rules require that prior to effecting any transaction in a penny stock, a broker or dealer must give the customer a risk disclosure document that describes various risks associated with an investment in penny stocks, as well as various costs and fees associated with such an investment. It is possible that some brokers may be unwilling to engage in transactions of shares of our common stock because of these added disclosure requirements, which would make it more difficult for stockholders to sell his shares.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any pending or threatened litigation, and to our knowledge, no action, suit or proceeding has been threatened against any of our officers or directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matter to a vote of our shareholders during the fourth quarter of the fiscal year ended September 30, 2000.


                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         MARKET INFORMATION

         Until May 2000, our shares were traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (NASD) under the trading symbol "TRDM." Our shares are now traded on the "pink sheets" maintained by Pink Sheets LLC. Our shares began trading in 1968. Summary trading by quarter for the 2000, 1999 and 1998 fiscal years are as follows:


       FISCAL QUARTER                   HIGH BID [1]                LOW BID [1]
       --------------                   ------------                -----------
       2000

         Fourth Quarter                     $1.60                      $0.60
         Third Quarter                      $1.06                      $0.50
         Second Quarter                     $1.06                      $0.28
         First Quarter                      $0.44                      $0.26

       1999

         Fourth Quarter                     $0.44                      $0.08


       FISCAL QUARTER                   HIGH BID [1]                LOW BID [1]
       --------------                   ------------                -----------
         Third Quarter                      $1.06                      $0.41
         Second Quarter                     $0.45                      $0.19
         First Quarter                      $0.50                      $0.19

       1998

         Fourth Quarter                     $0.63                      $0.25
         Third Quarter                      $1.00                      $0.63
         Second Quarter                     $1.88                      $0.63
         First Quarter                      $1.88                      $1.25


         [1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

As of December 15, 2000, we had approximately 955 holders of record of our common stock.

         We have not paid any dividends since our inception and do not anticipate paying any dividends on our common stock in the foreseeable future. There are no restrictions which preclude the payment of dividends.

         RECENT SALES OF UNREGISTERED SECURITIES

         We had 18,451,309 shares of common stock issued and outstanding as of December 15, 2000. Of these shares, approximately 2.8 million shares may be sold without limitation under Rule 144, adopted under the Securities Act of 1933 (the "Securities Act"), and approximately 2.8 million shares can only be resold in compliance with Rule 144 volume limitations.

         Effective February 16, 1999, we completed a 1 for 10 reverse stock split of our common stock. Unless otherwise stated, all share amounts set forth in this Form 10-KSB are presented on a post-split basis.

         In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, or who is an affiliate, is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume in our shares during the four calendar weeks immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding a sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limitations, current public information requirements, manner of sale provisions or notice requirements.

         Rule 701, as currently in effect, permits resales of shares in reliance upon Rule 144 but without compliance with certain restrictions, including the holding period requirement, of Rule 144. Any of our employees, officers, directors or consultants who purchased shares under a written compensatory plan or contract may be entitled to rely on the resale provisions of Rule 701. Rule 701 permits affiliates to sell their Rule 701 shares under Rule 144 without complying with the holding period requirements of Rule 144. Rule 701 further provides that non-affiliates may sell such shares in reliance on Rule 144 without having to comply with the holding period, public information, volume limitation or notice provisions of Rule 144.

         The issuances discussed under this section are exempted from registration under Rule 701 of the Securities Act ("Rule 701"), Rule 504 of the Securities Act ("Rule 504") or Section 4(2) of the Securities Act ("Section 4(2)"), as provided. All purchasers of the following securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sales of securities referred to in this section.

            COMMON STOCK

         1. In October 1999, we issued 112,500 shares pursuant to Rule 504 to a consultant in lieu of cash payment for consulting services valued at $6,750.

         2. In October 1999, we issued a total of 38,750 shares pursuant to Rule 504 to a consultant in lieu of cash payment for consulting services valued at $3,875.

         3. In October 1999, we issued 85,000 shares pursuant to Rule 504 to a consultant in lieu of cash payment for consulting services valued at $5,100.

         4. In October 1999, we issued 37,425 shares pursuant to Rule 701 to a consultant as compensation for consulting services valued at $3,743.

         5. On October 4, 1999, we issued 50,000 shares pursuant to Rule 504 to a consultant in lieu of payment for services valued at $5,000.

         6. On October 22, 1999, we issued 25,000 shares to two investors pursuant to Rule 504 for an aggregate purchase price of $5,000.

         7. In November 1999, we issued 4,327 shares to a consultant pursuant to Rule 701 in lieu of cash payment for consulting services valued at $1,125.

         8. On November 30, 1999, we issued 52,694 shares pursuant to Rule 701 to certain of our officers in lieu of cash payments for their services, with an aggregate value of $13,400.

         9. In December 1999, we issued 1,200 shares to an employee pursuant to Rule 504 in lieu of salary payments with an aggregate value of $420.

         10. On December 31, 1999, we issued 1,000,000 shares pursuant to
Section 4(2) to an accredited investor for an aggregate purchase price of $100,000.

         11. On January 15, 2000, we issued 200,000 shares pursuant to Rule 504 to four investors in exchange for common stock of New Jersey Mining Company for an aggregate purchase price of $26,000.

         12. On January 17, 2000, we issued 65,285 shares pursuant to Rule 504 to two investors as repayment of indebtedness in the aggregate amount of $16,321.

         13. On January, 25, 2000, we issued 14,286 shares pursuant to Rule 504 to an investor for a purchase price of $5,000.

         14. In January and March 2000, we issued 90,000 shares pursuant to Rule 504 to a consultant in lieu of cash payment for consulting services valued at $9,000.

         15. In February 2000, we issued 10,000 shares to a consultant pursuant to Rule 504 in lieu of cash payment for consulting services valued at $1,500.

         16. On February 25, 2000, we issued 16,667 shares pursuant to Rule 701 to a consultant as compensation for consulting services valued at $5,000.

         17. In February and March 2000, we issued 3,500,000 shares pursuant to
Section 4(2) to an accredited investor for an aggregate purchase price of $490,000.

         18. On March 24, 2000, we issued 50,000 shares of our common stock pursuant to Rule 504 to three investors in connection with the acquisition of an option to acquire certain mineral properties, with an aggregate value of $15,000.

         19. From March to July 2000, we issued 15,000 shares pursuant to Rule 701 to one of our officers in lieu of cash payments for services valued at $7,920.

         20. In April 4, 2000, we issued 50,000 shares pursuant to Rule 504 to three investors in connection with the acquisition of an option to acquire certain mineral properties, with an aggregate value of $15,000.

         21. In May 2000, we issued 9,975 shares pursuant to Section 4(2) to a consultant in lieu of cash payment for services valued at $5,985.

         22. In May and June 2000, we issued an additional 746,899 shares pursuant to Section 4(2) to an existing investor at prices ranging from $0.06 to $0.30 per share as additional payments for mineral properties and in connection with the exercise of preemptive rights, for an aggregate consideration of $99,773.

         23. In June 2000, we issued 1,000 shares pursuant to Section 4(2) to a consultant in lieu of cash payment for consulting services valued at $700.

         24. On June 29, 2000, we issued an additional 1,597,588 shares pursuant to Section 4(2) to an existing accredited investor for an aggregate purchase price of $100,000.

         25. On June 30, 2000, we issued 150,000 shares to ten of our directors pursuant to Section 4(2) as compensation for their 1999 board service, with an aggregate value of $52,500.

         26. In July 2000, we issued 10,000 shares pursuant to Rule 504 to an existing investor for a purchase price of $3,000.

         27. In July through September 2000, we issued 4,740,174 shares pursuant to Section 4(2) to an existing investor at $0.115 per share, for a purchase price of $545,120.

         28. On August 1, 2000, we issued 100,000 shares pursuant to Rule 504 to an existing investor for a purchase price of $22,500.

         29. On August 25, 2000, we issued 1,500 shares pursuant to Rule 701 to one of our directors as compensation for board services valued at $1,050.

         30. On August 31, 2000, we issued 15,000 shares pursuant to Rule 504 to an existing investor for a purchase price of $4,575.

         31. In August and September 2000, we issued 7,000 shares pursuant to Rule 701 to one of our officers in lieu of cash payments for services valued at $8,675.

         32. On September 22, 2000, we issued 90,000 shares pursuant to Section 4(2) to a consultant in lieu of cash payment for consulting services valued at $18,000.

                  OPTIONS

                  1. On December 29, 1999, we granted, pursuant to Section 4(2), Tigris Financial Group, an accredited investor, the option until March 28, 2000 to purchase up to an additional 3,500,000 shares for an exercise price of $0.14 per share, or $490,000 in the aggregate. Tigris has assigned its rights under its stock purchase agreement with the Company to Electrum LLC. This option was exercised in February and March 2000.

         Upon exercise of the option described in paragraph 1, Electrum received an option under Section 4(2) until September 25, 2000 to purchase up to an additional 4,608,000 shares for an exercise price of $0.14 per share, or $645,120 in the aggregate. On June 27, 2000, this option was terminated, and replaced with an option until July 5, 2000 to acquire up to an additional 1,597,588 shares at $0.062 per share or $100,000 in the aggregate, and, upon exercise in full of this option, an option until September 25, 2000 to acquire up to an additional 4,740,174 shares at an exercise price of $0.115 per share, or $545,120 in the aggregate. The option to acquire 1,597,588 shares and the option to acquire 4,740,174 shares have been exercised in full.

         On December 29, 1999, we granted an option under Section 4(2) to Electrum to purchase, for $10,000, warrants to buy an additional 6,250,000 shares. On June 27, 2000, this option was terminated and replaced with an option to purchase, for $10,000, warrants to buy up to 7,979,761 shares. The replacement option to purchase the warrant was exercised in June 2000. The terms of the warrant are described below in paragraph 1 under the heading "Warrants."

         2. On February 25, 2000, we granted to an employee as compensation pursuant to Rule 701 an option until February 25, 2002 to purchase 33,333 shares for an exercise price of $0.30 per share, or $10,000 in the aggregate.

         3. On April 11, 2000, we granted options under Rule 701 to purchase 67,000 shares in the aggregate at an exercise price of $0.50 per share to six of our directors. These options are exercisable from April 15, 2000 until April 15, 2003. None of these options has yet been exercised.

                  WARRANTS

         1. In June 2000, we sold a warrant pursuant to Section 4(2) to purchase 7,979,761 shares at an exercise price of $0.40 per share to Tigris Financial Group, an existing accredited investor, in exchange for a $10,000 cash payment. This warrant expires on September 20, 2003 and has not yet been exercised.

         2. On June 12, 2000, we sold a warrant pursuant to Section 4(2) to purchase 200,000 shares at an exercise price of $0.70 per share to an existing investor as partial consideration for the0 relinquishment of certain anti-dilution rights. This warrant expires on June 12, 2002 and has not yet been exercised.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We have incurred losses in the year ended September 30, 2000 of $1,847,259 and had an accumulated deficit as of September 30, 2000 of $2,890,994. We have inadequate cash to fund our planned acquisition and exploration activities and other operations during the next 12 months. These factors raise substantial doubts about our ability to continue as a going concern without raising significant additional capital.

         Since February 2000, the exercise by Electrum LLC of its options to acquire our common stock has generated approximately $1,097,000 in funds to finance our planned activities. As of December 15, 2000, we have borrowed approximately $285,000 from Electrum LLC, our largest stockholder, to fund certain activities pursuant to financial arrangements under which we can borrow an additional $100,000. We expect to borrow those funds from Electrum in the future. We also need to seek additional financing from the public or private debt or equity markets to continue our business activities. In connection with our proposed reincorporation in Delaware, we plan to enter into an arrangement with our largest shareholders which would give them the right to approve the issuance of equity securities. For a discussion of our agreements with Electrum LLC, see "Certain Relationships and Related Transactions - Tigris Financial Group, Ltd. and Electrum LLC" There can be no assurance that Electrum will continue to advance funds to us or that our efforts to obtain additional financing will be successful. If we are unable to raise additional capital, we may have to suspend or cease operations.

         Our primary business objective in 2001 will be to focus on the evaluation and possible acquisition of additional properties which have platinum group minerals potential. We will focus on satisfying the work commitments that are required on the Lake Owen property under the Lake Owen option agreement. We plan to spend from $100,000 to $400,000 during 2001 on claim-staking activities, scientific analyses of existing geologic data, and general exploration activities on the Lake Owen property. In addition, we anticipate spending from $200,000 to $300,000 on a selected basis on our other existing properties on reconnaissance and detailed exploration work, which may include geological mapping, geochemical sampling, and/or geophysical surveys. We expect to spend from $175,000 to $275,000 on new projects and acquisitions during this period if funds are available on acceptable terms for these activities.

         As of September 30, 2000, we had a net operating loss for federal income tax purposes of approximately $2,750,000. A significant portion of this net operating loss may expire without it being utilized, as we may be unable to begin profitable operations, which would involve moving from being a new exploration stage company to a development stage and finally an operating entity, before its expiration. The net operating loss may be further limited under Internal Revenue Service rules concerning limitations from ownership changes. Our management believes there is no current basis for the recognition of the value of the deferred tax assets derived from the net operating loss. At such time that our management believes that profitable operations are imminent, the value of any net operating loss then available will be used to determine the net deferred tax asset, if any, to be recognized.

                           FORWARD-LOOKING STATEMENTS

         This Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. Investors and prospective investors in our common stock can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "continue" and other similar words. Statements that contain these words should be read carefully because they discuss our future expectations, make projections of our future results of operations or of our financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the sections captioned "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation," as well as any cautionary language in this Form 10-KSB, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors and prospective investors in our common stock should be aware that the occurrence of the events described in the "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation" sections and elsewhere in this Form 10-KSB could have a material adverse effect on our business, operating results and financial condition.

ITEM 7. FINANCIAL STATEMENTS



CONSOLIDATED FINANCIAL STATEMENTS                                                                           PAGE
---------------------------------                                                                           ----

Independent Auditor's Report.............................................................................    F-1
Balance Sheet at September 30, 2000 and 1999.............................................................    F-2
Consolidated Statement of Operations and Comprehensive Income (Loss) for the Years Ended September 30,
2000 and 1999............................................................................................    F-3
Consolidated Statement of Stockholders' Equity for the Years Ended September 30, 2000 and 1999...........    F-4
Consolidated Statement of Cash Flows for the Years Ended September 30, 2000 and 1999.....................    F-5
Notes to the Consolidated Financial Statements...........................................................    F-6



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Our previous accountant, LeMaster and Daniels, PLLC resigned, effective September 1999. LeMaster and Daniels did not prepare financial statements or an audit opinion for the fiscal year ended September 30, 1998. There were no disagreements with LeMaster and Daniels on accounting and financial disclosures.

         Williams & Webster, P.S., our current accountants, were appointed in February 2000. There have been no disagreements on accounting and financial disclosures through the date of this Form 10-KSB.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT

         DIRECTORS

         Information regarding directors of Trend is incorporated by reference to the section entitled "Election of Directors" in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2001 annual meeting of shareholders (the "Proxy Statement").

         EXECUTIVE OFFICERS

         The following individuals serve as executive officers of Trend. Each executive officer is elected by the board of directors and serves at the pleasure of the board.


         NAME                                        POSITION                                    AGE
         ----                                        --------                                    ---

Kurt J. Hoffman                     President and Chief Executive Offier                          33
Blaze Julum                         Vice President                                                38
Brian L. Miller                     Chief Financial Officer, Treasurer and Secretary              47
Thomas K. Mancuso                   Vice President and Chief Operating Officer                    41


         KURT J. HOFFMAN. Information regarding Mr. Hoffman is incorporated by reference to the section entitled "Election of Directors" in our definitive Proxy Statement.

         BLAZE JULUM. Information regarding Mr. Julum is incorporated by reference to the section entitled "Election of Directors" in our definitive Proxy Statement.

         BRIAN L. MILLER. Mr. Miller became Chief Financial Officer, Treasurer and Secretary in December 2000. Prior to joining Trend, Mr. Miller provided consulting services to Trend from November to December 2000. Also during 2000, Mr. Miller provided consulting servcies to Steffen, Robertson and Kirsten, an international firm which provides environmental, mining, economic, water and geotechnical services to the mining and natural resources industries. From 1996 to 2000, Mr. Miller worked for Cyprus Amax Minerals Company, a multinational diversified mining company, serving as Director for Business Development from 1997 to 2000 and as Director of Business Development for Cyprus Amax Coal Company from 1996 to 1997. Prior to joining Cyprus, Mr. Miller spent 11 years in various positions at The Pittston Company, including Director of Reporting, Director of Operations Review and Assistant Director- Analysis and Planning. Mr. Miller holds an A.B. in urban studies/ political science from Columbia College, a M.P.P. in public policy from the University of California, Berkeley and an M.B.A. in finance and accounting from the Columbia University Graduate School of Business.

         THOMAS K. MANCUSO. Mr. Mancuso became Vice President and Chief Operating Officer in December 2000. Mr. Mancuso has provided consulting services to Trend since January 1999 and has owned and managed a mineral resource development consulting business, Mancuso Resource Development Services, since 1998. Mr. Mancuso has been involved in the successful start up of four mines in the United States. From 1997 to 1998, Mr. Mancuso served as the Vice President of Corporate

Development for BioHeap Technologies, Inc., a Texas company which provides biotechnology resources to mining companies. In 1997, he worked as the Manager of Geology and Business Development for Oxidor Gold Corporation, a Texas corporation involved in the development of biotechnology processes related to mining. Mr. Mancuso is also a former chief geologist for Kennecott Exploration Company and Kennecott's Rawhide Mine, both in Nevada. Mr. Mancuso holds a B.S. in geology from Bowling Green State University and an M.S. in mining geology from the University of Idaho.

         SECTION 16(a) COMPLIANCE

         Reference is made to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement, which information is incorporated by reference in this report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

         Reference is made to the information set forth under the caption "Executive Compensation" in our Proxy Statement, which information is incorporated by reference in this report on Form 10-KSB.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Reference is made to the information set forth under the caption "Security Ownership of Principal Shareholders and Management" in our proxy statement, which information is incorporated herein by reference.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         GENERAL MINERALS CORPORATION: Effective July 27, 1999, we entered into the Lake Owen option agreement with General Minerals Corporation, which owns beneficially approximately 9 percent of our common stock. The agreement provides that we have the right to acquire a 100% interest in 104 unpatented mining claims upon making certain payments and incurring certain exploration expenditures. If we exercise the option, either Chevron Minerals or General Minerals will hold a 4% net profits interest in ore mined from the property. Pursuant to the option agreement, we have paid a total of $40,000 and have incurred exploration expenditures of not less than $150,000. We are required to incur additional exploration expenditures of at least $650,000 by July 27, 2002. On the effective date of the agreement, we issued General Minerals 715,996 shares of common stock, and in May 2000, we issued an additional 129,938 shares, giving General Minerals approximately 25% of our outstanding common stock at that time.

         The Lake Owen option agreement was amended in June 2000. Pursuant to that amendment, General Minerals agreed to give up certain anti-dilution protections and the right to participate in future stock offerings. In return, we issued to General Minerals in June 2000 an additional 200,000 shares of our common stock valued at $60,000, and warrants to purchase an additional 200,000 shares of our common stock at any time during a two-year period ending in June 2002 at $0.70 per share. In addition, in connection with the amendment of the Lake Owen option agreement, General Minerals exercised its rights under the original option agreement to purchase 416,961 shares of our common stock for an aggregate purchase price of $23,351.

TIGRIS FINANCIAL GROUP LTD. AND ELECTRUM LLC: On December 29, 1999, we entered into a stock purchase agreement with Tigris Financial Group Ltd., under which Tigris purchased 1,000,000 shares of our common stock for $100,000, and was granted rights to acquire additional common stock and warrants. Tigris is solely owned by Thomas S. Kaplan, who beneficially owns approximately 48 percent of our common stock. Tigris has assigned certain of its rights under the stock purchase agreement to its affiliate, Electrum LLC. The stock purchase agreement was amended in June 2000. Pursuant to that amendment, Electrum agreed to give up certain anti-dilution protections in exchange for the right to acquire additional shares of our common stock and certain preemptive rights. The preemptive rights were terminated in July 2000.

         Pursuant to the stock purchase agreement, Electrum acquired 3,500,000 shares of our common stock for an aggregate purchase price of $490,000 in March 2000, 1,597,588 shares for an aggregate purchase price of $100,000 in June 2000, and an additional 4,740,174 shares for an aggregate purchase price of $545,020 in August and September 2000. Also pursuant to the stock purchase agreement and in exchange for a cash payment of $10,000, we issued in June 2000 a warrant to Electrum to purchase an additional 7,979,761 shares of our common stock for an aggregate purchase price of $3,191,900, exercisable in whole or in part through September 30, 2003. Electrum assigned 3,530,174 shares of our common stock in connection with its acquisition of those shares and 500,000 warrants. Subsequently, Electrum has assigned an additional 2,000,000 shares and 500,000 warrants. Tigris and Electrum own approximately 29 percent of our outstanding common stock and, upon exercise of their warrants and assuming we have issued no other shares, would own approximately 48 percent of our then outstanding common stock.

         In addition, under the stock purchase agreement, Tigris and Electrum have the right to proportional representation on our board of directors, and we agreed to retain the CPM Group as financial advisors. Tigris and Electrum have not exercised their rights to representation on our board of directors. We also agreed that at the request of Tigris, we would use reasonable efforts to divest ourselves of our silver exploration properties. Tigris and Electrum have demand registration rights. In November 2000, Electrum requested that we register all of the common stock, warrants and common stock underlying the warrants currently held by Electrum and assigned by Electrum to others.

         In November 2000, we entered into an agreement with Electrum under which we have borrowed $135,000 to fund certain expenses. The loan bears interest at the annual rate of 5% and is due upon the earlier to occur of the closing of a public or private debt or equity financing or December 1, 2005. In December 2000, we entered into an agreement with Electrum under which we have the right to borrow up to $250,000 to fund our operating costs, with our specific uses of funds to be approved in advance by Electrum. As of December 15, 2000, we have borrowed $285,000 under this agreement. The loan bears interest at the annual rate of 8%, payable semi-annually in arrears, and is due upon the earlier to occur of the closing of a public or private debt or equity financing or June 30, 2001.

         If both loans are not repaid in full on or before February 1, 2001, we are required to grant to Electrum or its assigns warrants to purchase 285,000 shares of our common stock at $1.50 per share, exercisable through September 30, 2003. Electrum may also elect to be repaid the total amounts outstanding under both loans in "units" of Trend securities, at the rate of one unit per each dollar owed. Each unit would consist of one share of our common stock and a warrant to purchase one share of our common stock at $1.50 per share, exercisable through September 30, 2003.

         In connection with our proposed reincorporation in Delaware, we would issue to Mr. Kaplan one share of Series A preferred stock. Each issuance by us of common stock, preferred stock, options, warrants or other equity securities would require the written consent of Mr. Kaplan or the then current holder of the Series A preferred stock. Under certain circumstances, Electrum LLC, which beneficially owns approximately 23 percent of our outstanding Common Stock, and Asher Edelman, who beneficially owns approximately 20 percent of our outstanding common stock, would be permitted to acquire the Series A preferred stock.

CPM GROUP: CPM Group is managed and wholly-owned by Jeffrey M. Christian, a director of our company. CPM Group performs various services for us, including public and shareholder relations, research and market intelligence on platinum group metal markets and financial advisory functions in connection with possible mergers and acquisitions. CPM Group has not performed services for and is not affiliated with Tigris or Electrum.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

     The following Exhibits are filed herewith, or have been previously filed with the Securities Exchange Commission and are incorporated by reference herein


  EXHIBIT
  -------
  NO.       DESCRIPTION OF EXHIBITS
  ---       -----------------------
3.1         Articles of Incorporation dated September 7, 1968; Certificate of
            Amendment of Articles of Incorporation dated September 23, 1970;
            Articles of Amendment of the Articles of Incorporation dated
            January 25, 1980; Articles of Amendment to the Articles of
            Incorporation dated July 23, 1984; Articles of Amendment 1984 to the Articles of Incorporation dated October 31, 1984; Articles of
            Amendment to the Articles of Incorporation filed August 13, 1998;
            and Articles of Amendment to the Articles of Incorporation dated
            March 3, 1999. (1)

3.2         Bylaws adopted effective October 1, 1968 (1)

10.1        Stock Purchase Agreement dated as of December 29, 1999, between
            Tigris Financial Group Ltd. and Trend Mining Company; Amendment to Stock Purchase Agreement dated as of June 27, 2000 between
            Electrum LLC and Trend Mining Company; and Warrant Agreement dated June 9, 2000 between Trend Mining Company and Tigris
            Financial Group Ltd. (1)

10.2        Lake Owen Option Agreement between General Minerals Corporation and
            Trend Mining Company; Amendment to Lake Owen Option Agreement dated June, 2000 between General Minerals Corporation and Trend
            Mining Company; and Warrant Agreement dated June 12, 2000 between
            Trend Mining Company and General Minerals Corporation. (1)

10.3        Letter Agreement between John Ryan and Trend Mining Company dated
            July 12, 2000. (1)

10.4        Letter Agreement dated November 10, 2000, between Electrum LLC and
            Trend Mining Company.

10.5 Loan Agreement dated as of November 17, 2000, between Electrum LLC and Trend Mining Company.

10.6        Loan Facility Agreement dated as of December 6, 2000, between
            Electrum LLC and Trend Mining Company.

23.1        Consent of Williams & Webster, P.S., dated December 28, 2000.

23.3        Consent of CPM Group, dated September 25, 2000. (1)

27.1        Financial Data Schedule


--------------
(1) Incorporated by reference to our Registration Statement on Form 10-SB, Amendment No. 1, filed with the Securities and Exchange Commission on September 27, 2000.

     REPORTS ON FORM 8-K

     We did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2000.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED DECEMBER 28, 2000 ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                      TREND MINING COMPANY
                                           Registrant

                                      By: /S/ KURT J. HOFFMAN
                                          --------------------------------------
                                                  KURT J. HOFFMAN
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT, IN THE CAPACITIES AND ON THE DATES INDICATED.



           SIGNATURE                          TITLE                         DATE
           ---------                          -----                         ----

/s/ Kurt J. Hoffman           President, Chief Executive Officer       December 28, 2000
-------------------------     and Director (principal executive
    KURT J. HOFFMAN                         officer)


/s/ Brian L. Miller           Chief Financial Officer, Treasurer       December 28, 2000
-------------------------     and Secretary (principal financial
    BRIAN L. MILLER                and accounting officer)


/s/ J. Michael Sharratt       Chairman of the Board and Director       December 28, 2000
-------------------------
   J. MICHAEL SHARRATT

/s/ Fred W. Brackebusch                      Director                  December 28, 2000
-------------------------
   FRED W. BRACKEBUSCH

/s/ Jeffrey M. Christian                     Director                  December 28, 2000
-------------------------
  JEFFREY M. CHRISTIAN

/s/ Arthur E. Johnson                        Director                  December 28, 2000
-------------------------
    ARTHUR E. JOHNSON

                                             Director                  December 28, 2000
/s/ Blaze Julum
-------------------------
      BLAZE JULUM

/s/ Ishiung Wu                               Director                  December 28, 2000
-------------------------
      ISHIUNG WU



                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX


Consolidated Financial Statements                                                                           PAGE
---------------------------------                                                                           ----

Independent Auditor's Report.............................................................................    F-1

Consolidated Balance Sheet at September 30, 2000 and 1999................................................    F-2

Consolidated Statement of Operations and Comprehensive Income (Loss) for the Years Ended September 30,
2000 and 1999............................................................................................    F-3

Consolidated Statement of Stockholders' Equity for the Years Ended September 30, 2000 and 1999...........    F-4

Consolidated Statement of Cash Flows for the Years Ended September 30, 2000 and 1999.....................    F-5

Notes to the Consolidated Financial Statements...........................................................    F-6


The Board of Directors
Trend Mining Company
Coeur d'Alene, Idaho

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Trend Mining Company (formerly Silver Trend Mining Company) (an exploration stage company) as of September 30, 2000 and 1999, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended and for the period from November 4, 1998 (inception of exploration stage) to September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trend Mining Company as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, and for the period from November 4, 1998 (inception of exploration stage) to September 30, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Williams & Webster, P.S.
CERTIFIED PUBLIC ACCOUNTANTS
Spokane, Washington

December 15, 2000

                              TREND MINING COMPANY
                      (FORMERLY SILVER TREND MINING COMPANY)
                          (AN EXPLORATION STAGE COMPANY)
                                  BALANCE SHEETS

                                                                         September 30,
                                                               --------------------------------
                                                                    2000              1999
                                                               -------------      -------------
ASSETS

CURRENT ASSETS
      Cash                                                     $     102,155      $       8,998
      Prepaid expenses                                                 1,725              1,000
      Equipment held for resale                                        4,000              4,000
                                                               -------------      -------------
           Total Current Assets                                      107,880             13,998
                                                               -------------      -------------
MINERAL PROPERTIES                                                   181,673            145,873
                                                               -------------      -------------
PROPERTY AND EQUIPMENT                                                40,177                997
                                                               -------------      -------------
OTHER ASSETS
      Investments                                                    107,250             96,750
                                                               -------------      -------------
NON CURRENT ASSETS
      Net assets of discontinued operations                           70,333            194,086
                                                               -------------      -------------
TOTAL ASSETS                                                   $     507,313      $     451,704
                                                               -------------      -------------
                                                               -------------      -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                         $     334,328      $      14,264
      Accrued expenses                                                19,447             26,256
      Deferred mineral property acquisition costs                          -             46,242
      Note payable                                                         -              2,000
      Current portion of long term debt                                2,992                  -
                                                               -------------      -------------
           Total Current Liabilities                                 356,767             88,762
                                                               -------------      -------------
LONG-TERM DEBT, net of current portion                                10,389                  -
                                                               -------------      -------------
COMMITMENTS AND CONTINGENCIES                                              -                  -
                                                               -------------      -------------
STOCKHOLDERS' EQUITY
      Common stock, no par value, 30,000,000
           shares authorized; 18,232,776 and
           5,345,511 shares issued and outstanding,
           respectively                                            2,967,499          1,366,117
      Stock options                                                   24,065              2,659
      Accumulated deficit                                         (2,890,994)        (1,043,735)
      Accumulated other comprehensive income                          39,587             37,901
                                                               -------------      -------------
           TOTAL STOCKHOLDERS' EQUITY                                140,157            362,942
                                                               -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $     507,313      $     451,704
                                                               -------------      -------------
                                                               -------------      -------------

       The accompanying notes are an integral part of these statements.

                                 TREND MINING COMPANY
                        (FORMERLY SILVER TREND MINING COMPANY)
                            (AN EXPLORATION STAGE COMPANY)
                    STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                                    For the Period From
                                                                                                      November 4, 1998
                                                                                                      (Inception of
                                                                     For the Year Ended             Exploration Stage)
                                                             ----------------------------------             to
                                                               September 30,      September 30,        September 30,
                                                                   2000               1999                 2000
                                                             ---------------    ---------------     ------------------
REVENUES                                                     $            -     $             -      $           -
                                                             ---------------    ---------------     ------------------
EXPENSES
       Mineral property expense                                     821,889             105,989            927,878
       General and administrative                                   259,277              36,931            288,255
       Officers and directors compensation                          201,212              82,033            283,245
       Legal and professional                                       362,090              12,745            374,835
       Depreciation                                                  10,823                 288             11,111
                                                             ---------------    ---------------     ------------------
            Total Expenses                                        1,655,291             237,986          1,885,324
                                                             ---------------    ---------------     ------------------
OPERATING LOSS                                                   (1,655,291)           (237,986)        (1,885,324)
                                                             ---------------    ---------------     ------------------
OTHER INCOME (EXPENSES)
       Dividend and interest income                                   1,249                 319              1,504
       Loss on disposition and impairment of assets                       -           (136,674)          (136,674)
       Gain on investment sales                                       5,420               1,177              5,727
       Financing expense                                            (76,321)             (2,659)           (78,980)
       Interest expense                                              (1,137)               (504)            (1,641)
       Miscellaneous income                                             100               5,790              3,890
                                                             ---------------    ---------------     ------------------
            Total Other Income (Expense)                            (70,689)           (132,551)          (206,174)
                                                             ---------------    ---------------     ------------------
INCOME (LOSS) BEFORE INCOME TAXES                                (1,725,980)           (370,537)        (2,091,498)

INCOME TAXES                                                             -                   -                  -
                                                             ---------------    ---------------     ------------------
INCOME (LOSS)  FROM CONTINUING OPERATIONS                        (1,725,980)           (370,537)        (2,091,498)

DISCONTINUED OPERATIONS
       Loss from operations of gold and
            silver mining, net of income tax                       (121,279)            (63,662)          (184,941)
                                                             ---------------    ---------------     ------------------
NET LOSS                                                         (1,847,259)           (434,199)        (2,276,439)
                                                             ---------------    ---------------     ------------------
OTHER COMPREHENSIVE INCOME (LOSS)
       Change in market value of investments                          1,686             (79,179)           (77,493)
                                                             ---------------    ---------------     ------------------
NET COMPREHENSIVE LOSS                                       $   (1,845,573)    $      (513,378)     $  (2,353,932)
                                                             ---------------    ---------------     ------------------
                                                             ---------------    ---------------     ------------------
BASIC AND DILUTED NET LOSS PER SHARE,
       CONTINUING OPERATIONS                                 $        (0.17)    $         (0.12)     $       (0.30)
                                                             ---------------    ---------------     ------------------
                                                             ---------------    ---------------     ------------------
BASIC AND DILUTED NET LOSS PER SHARE,
       DISCONTINUED OPERATIONS                               $        (0.01)    $         (0.02)     $       (0.03)
                                                             ---------------    ---------------     ------------------
                                                             ---------------    ---------------     ------------------
WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                                 10,282,013           3,086,697          6,940,919
                                                             ---------------    ---------------     ------------------
                                                             ---------------    ---------------     ------------------

       The accompanying notes are an integral part of these statements.

                                           TREND MINING COMPANY
                                  (FORMERLY SILVER TREND MINING COMPANY)
                                      (AN EXPLORATION STAGE COMPANY)
                                    STATEMENT OF STOCKHOLDERS' EQUITY

                                                        Common Stock
                                                   -----------------------      Stock                        Other
                                                     Number                  Options and   Accumulated   Comprehensive
                                                    of Shares    Amount       Warrants       Deficit        Income          Total
                                                   ----------   ----------   -----------   -----------   -------------   ----------
Balance, October 1, 1998                            2,258,254  $   930,516  $         -    $ (609,536)     $   117,080  $   438,060

Common stock issuances as follows:
  - for cash at an average of $0.07 per share         555,000       41,000            -             -                -       41,000
  - for prepaid expenses at $0.10 per share            50,000        5,000            -             -                -        5,000
  - for consulting services at an average of
      $0.09 per share                                 839,121       74,753            -             -                -       74,753
  - for mineral property at $0.13 per share           715,996       89,631            -             -                -       89,631
  - for officers' compensation at an average of
      $0.13 per share                                 300,430       39,000            -             -                -       39,000
  - for debt and investment at $0.20 per share          9,210        1,842            -             -                -        1,842
  - for directors' compensation at an average of
      $0.25 per share                                  16,500        4,125            -             -                -        4,125
  - for rent at $0.25 per share                         1,000          250            -             -                -          250
  - for equipment at $0.30 per share                  600,000      180,000            -             -                -      180,000

Issuance of stock options for financing activities                                2,659                                       2,659

Net loss                                                    -            -            -      (434,199)               -     (434,199)

Other comprehensive loss                                    -            -            -             -          (79,179)     (79,179)
                                                   ----------   ----------   ----------    ----------       ----------   ----------

Balance, September 30, 1999                         5,345,511    1,366,117        2,659    (1,043,735)          37,901      362,942

Common stock and option issuances as follows:
  - for employee, officer and director
      compensation at an average of
      $0.34 per share                                 231,361       79,525       11,406             -                -       90,931
  - for officers' and directors' compensation
      at an average of $1.17 per share                 11,500       13,445            -             -                -       13,445
  - for services at an average of $0.12 per share     530,177       61,198            -             -                -       61,198
  - for mineral property at $0.30 per share           100,000       30,000            -             -                -       30,000
  - for investments at $0.13 per share                200,000       26,000            -             -                -       26,000
  - for cash at an average of $0.11 per share      11,419,009    1,298,651            -             -                -    1,298,651
  - for incentive fees at $0.25 per share              65,285       16,321            -             -                -       16,321
  - for deferred mineral property acquisition
      costs at $0.13 per share                        129,938       16,242            -             -                -       16,242
  - for modification of stockholder agreement
      at $0.30 per share                              200,000       60,000            -             -                -       60,000

Cash received for the issuance of common stock
         warrants for 7,979,761 shares for stock            -            -       10,000             -                -       10,000

Miscellaneous common stock adjustments                     (5)           -            -             -                -            -

Net loss for the year ended September 30, 2000              -            -            -    (1,847,259)               -   (1,847,259)

Other comprehensive income                                  -            -            -             -            1,686        1,686

                                                   ----------   ----------   ----------    ----------       ----------   ----------
Balance, September 30, 2000                        18,232,776  $ 2,967,499  $    24,065   $(2,890,994)     $    39,587  $   140,157
                                                   ==========   ==========   ==========    ==========       ==========   ==========


      The accompanying notes are an integral part of these financial statements.

                                            TREND MINING COMPANY
                                   (FORMERLY SILVER TREND MINING COMPANY)
                                       (AN EXPLORATION STAGE COMPANY)
                                          STATEMENTS OF CASH FLOWS

                                                                                                              For the Period From
                                                                                                               November 4, 1998
                                                                                                                (Inception of
                                                                              For the Year Ended               Exploration Stage)
                                                                     ------------------------------------             to
                                                                      September 30,        September 30,         September 30,
                                                                          2000                 1999                   2000
                                                                     ----------------     ---------------    ---------------------
Cash flows from operating activities
    Net loss                                                         $    (1,847,259)     $      (434,199)   $          (2,276,439)
    Adjustments to reconcile net income (loss) to
      net cash used by operating activities:
        Depreciation                                                          10,823                  288                   11,111
        Loss (gain) on investment sales                                            -               (1,177)                    (307)
        Loss on disposition and impairment of assets                               -              136,674                  136,674
        Loss on disposition of assets, discontinued operations               121,279               55,000                  176,279
        Common stock issued for services
          and expenses                                                        61,198              122,878                  184,076
        Common stock and options issued as compensation                      104,376                    -                  104,376
        Common stock issued for storage                                            -                  250                      250
        Stock options issued for financing activities                              -                2,659                    2,659
        Common stock issued for agreement modification                        60,000                    -                   60,000
        Common stock issued for incentive fees                                16,321                    -                   16,321
    Changes in assets and liabilities:
      Prepaid expenses                                                          (725)              (1,000)                  (1,725)
      Accounts payable                                                       320,064                8,571                  328,635
      Accrued expenses                                                        (6,809)              13,506                    4,085
                                                                     ----------------     ---------------    ---------------------
    Net cash used in operating activities                                 (1,160,732)             (96,550)              (1,254,005)
                                                                     ----------------     ---------------    ---------------------
Cash flows from investing activities:
      Payment of deposit                                                      (1,000)                    -                  (1,000)
      Return of deposit                                                        1,000                    -                    1,000
      Proceeds from sale of equipment                                              -               33,926                   33,926
      Proceeds from sale of mineral property                                       -               20,000                   20,000
      Purchase of furniture & equipment                                      (37,204)                (450)                 (37,654)
      Purchase of mineral properties                                         (30,000)             (10,000)                 (40,000)
      Proceeds of investments sold                                            18,923               16,146                   34,244
                                                                     ----------------     ---------------    ---------------------
    Net cash provided (used) by investing activities                         (48,281)              59,622                   10,516
                                                                     ----------------     ---------------    ---------------------
Cash flows from financing activities:
      Payments on notes payable                                               (2,481)                   -                   (2,481)
      Payments on short term borrowings                                       (4,000)                   -                   (4,000)
      Sale of warrants for common stock                                       10,000                    -                   10,000
      Proceeds from short term borrowings                                          -                2,000                    2,000
      Sale of common stock                                                 1,298,651               41,000                1,339,651
                                                                     ----------------     ---------------    ---------------------
    Net cash provided by financing activities                              1,302,170               43,000                1,345,170
                                                                     ----------------     ---------------    ---------------------

NET INCREASE (DECREASE) IN CASH                                               93,157                6,072                  101,681

CASH, BEGINNING OF YEAR                                                        8,998                2,926                      474
                                                                     ----------------     ---------------    ---------------------
CASH, END OF YEAR                                                    $       102,155      $         8,998    $             102,155

                                                                     ================     ===============    =====================
SUPPLEMENTAL INFORMATION:
    Interest paid                                                    $         1,137      $           504    $               1,641
    Taxes paid                                                       $             -      $             -    $                   -

Non-cash financing activities:
    Common stock issued for acquisition of
      mineral property                                               $        46,242      $        89,631    $              89,631
    Common stock issued for acquisition of
      resale equipment                                               $             -      $       180,000    $             180,000
    Common stock issued for services and expenses                    $        61,198      $       122,878    $             184,076
    Common stock issued for storage                                  $             -      $           250    $                 250
    Common stock issued for investment                               $        26,000      $         1,000    $               1,000
    Common stock issued for debt                                     $             -      $           842    $                 842
    Deferred acquisition costs on mining property                    $             -      $        46,242    $              46,242
    Stock options issued for financing activities                    $             -      $         2,659    $               2,659
    Common stock issued for incentive fees                           $        16,321      $             -    $              16,321
    Common stock issued for agreement modifications                  $        60,000      $             -    $              60,800
    Common stock issued as compensation                              $       104,376      $             -    $             104,376
    Purchase of equipment with financing agreement                   $        14,093      $             -    $              14,093


      The accompanying notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Trend Mining Company (formerly Silver Trend Mining Company) ("the Company") was incorporated on September 20, 1968 under the laws of the State of Montana for the purpose of acquiring, exploring and developing mining properties. In November 1998, the Company discontinued development of silver and gold properties and changed its focus to exploration of platinum and palladium related metals only. In February 1999, the Company changed its name from Silver Trend Mining Company to Trend Mining Company to better reflect the Company's change of focus to the platinum group of metals. The Company conducts operations primarily from its offices in Coeur d'Alene, Idaho. The Company has elected a September 30 fiscal year-end.

The Company is actively seeking additional capital and management believes that additional stock can be sold to enable the Company to continue to fund its property acquisition and platinum group metals exploration activities. However, management is unable to provide assurances that it will be successful in obtaining sufficient sources of capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes rely for their integrity and objectivity on the Company's management. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

ACCOUNTING METHOD
The Company's financial statements are prepared using the accrual method of accounting.

BASIC AND DILUTED LOSS PER SHARE
Basic and diluted loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the length of time that they were outstanding.

Outstanding options and warrants representing 8,307,594 and 250,000 shares for the years ended September 30, 2000 and 1999, respectively, have been excluded from the calculation of loss per share as they would be antidilutive.

CASH AND CASH EQUIVALENTS
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

COMPENSATED ABSENCES
The Company's employees are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service and other factors. The Company estimates that the amount of compensation for future absences is minimal and immaterial for the years ended September 30, 2000 and 1999 and accordingly, no liability has been recorded in the financial statements. The Company's policy is to recognize the cost of compensated absences when compensation is actually paid to employees.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME (LOSS)
The Company reports comprehensive income (loss) in accordance with FASB Statement No. 130, "Reporting Comprehensive Income." Accordingly, accumulated other comprehensive income or loss is included in the Stockholders' Equity section of the Balance Sheets. Amounts are reported net of tax and include unrealized gains or losses on available for sale securities.

DERIVATIVE INSTRUMENTS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value, at the appropriate date.

At September 30, 2000, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EXPLORATION STAGE ACTIVITIES
The Company has been in the exploration stage since November 4, 1998 and has no revenues from operations. The Company is primarily engaged in the acquisition and exploration of mineral properties. Should the Company locate a commercial minable reserve, the Company would expect to actively prepare the site for extraction. The Company's accumulated deficit prior to the exploration stage was $537,062.

EXPLORATION COSTS
In accordance with generally accepted accounting principles, the Company expenses exploration costs as incurred. Exploration costs expensed during the year ended September 30, 2000 were $821,889. The exploration costs expensed during the Company's exploration stage were $927,878.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts for cash, accounts payable, notes payable and accrued liabilities approximate their fair value.

GOING CONCERN
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $1,847,259 for the year ended September 30, 2000 and has an accumulated deficit of $2,890,994. These factors indicate that the Company may be unable to continue in existence.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOING CONCERN (CONTINUED)
The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management believes it will be able to generate sufficient cash from public or private, debt or equity financing to enable the Company to continue to operate based on current expense projections.

IMPAIRED ASSET POLICY
In March 1995, the Financial Accounting Standards Board issued a statement SFAS No. 121 titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2000.

MINERAL PROPERTIES
Costs of acquiring mineral properties are capitalized by project area upon purchase or staking of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value is charged to operations at the time of impairment. Should a property be abandoned, its unamoritized capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties abandoned or sold based on the proportion of claims abandoned or sold to the claims remaining within the project area.

NON-EMPLOYEE STOCK COMPENSATION
The Company values common stock issued for services, property and investments based upon the fair market value of the common stock. Management's assessment of the fair market value of the common stock includes the current market conditions, assessment of the Company's financial position and funding requirements, and trading restrictions on the common stock issuances.

RECLASSIFICATIONS
Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

REVERSE STOCK SPLIT
The Company's board of directors authorized a 1 for 10 reverse stock split of its no par value common stock. (See Note 4) All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the reverse stock split.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT REPORTING
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended September 30, 1999. SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company's mining properties were not engaged in any business activity. The Company had no segments engaged in business activities at September 30, 2000 and, therefore, no segment reporting is required.

NOTE 3 - MINERAL PROPERTIES

The following describes the Company's significant mineral properties:

WYOMING PROPERTIES
During the year ended September 30, 1999, the Company entered into an agreement with General Minerals Corporation (GMC) to acquire the Lake Owen Project located in Albany County, Wyoming. The agreement with GMC entitled the Company to receive 104 unpatented mining claims in exchange for 715,996 shares of common stock, $40,000 in cash to be paid in four quarterly payments of $10,000 and $750,000 in exploration expenditure commitments to be incurred over a three-year option period. In May 2000, the Company issued an additional 129,938 shares of common stock under this agreement for the acquisition of the Lake Owen Project. See Notes 4 and 13.

The Company has located an additional 500 unpatented mining claims in an agreed area of interest near the Lake Owen Project.

The Company also staked and claimed six claims known as the Albany Project during the year ended September 30, 1999. These claims are located in Albany County, Wyoming.

The Company also staked and claimed 42 unpatented mining claims known as the Spruce Mountain claims and 179 unpatented mining claims known as the Centennial West claims. These claims are also located in Albany County, Wyoming.

Subsequent to the date of these financial statements, the Company located and staked 162 unpatented mining claims in Albany County, Wyoming.

OREGON PROPERTY
During the year ended September 30, 1999, the Company entered into an agreement in which it would explore and stake five claims located in Jackson County, Oregon known as the Shamrock property. All transactions have been completed and the Company has acquired title to these claims.

NEVADA PROPERTY
During the year ended September 30, 1999, the Company entered into an agreement whereby Mountain Gold Exploration would explore and stake claims, transferring title to the Company upon completion thereof. Transactions were finalized for 13 claims known as the Hardrock Johnson Property located in Clark County, Nevada.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 3 - MINERAL PROPERTIES (CONTINUED)

NEVADA PROPERTIES (CONTINUED)
Subsequent to the date of these financial statements, the Company located and staked 31 unpatented claims known as the Willow Springs Claims. These claims are located in Nye County, Nevada.

MONTANA PROPERTIES
During March 2000, the Company acquired an option to purchase 8 mining claims in Madison County, Montana, called the Intrepid Claims. The Company has paid $5,800 cash and issued 100,000 shares of its common stock at $0.30 per share under this option. If the Company has not terminated the agreement by November 2001, an additional 100,000 shares of its common stock will be issued.

Additionally, the Company expensed $17,705 to stake 121 claims for the Vanguard Project. The Company has also expensed $30,425 to explore and stake 36 claims known as the McCormick Creek Project in Missoula County, Montana.

During the year ended September 30, 2000, the Company located and staked 211 claims in Stillwater County, Montana. Subsequent to the date of these financial statements, an additional 222 claims were staked and added.

CALIFORNIA PROPERTY
The Company located 79 unpatented mining claims, known as the Pole Corral property, in Tehema County, California. The Company located 33 unpatented mining claims known as the Cisco Butte property in Placer County, California.

CANADIAN PROPERTY
In August 2000, the Company entered into an agreement whereby Spectra Management Corporation would explore and stake five claims representing about 66,000 acres for the Company in northern Saskatchewan. This property is known as the Reindeer Lake Claims.

The following property is being disposed of as a discontinued operation pursuant to the Company's new focus on platinum and palladium related metals exploration which commenced on November 4, 1998:

NEVADA PROPERTY
In 1997, the Company acquired the Pyramid Mine, which consists of five unpatented lode mining claims near Fallon, Nevada. The claims are within the Walker Indian Reservation and located on the site of an old bombing range. As of the date of these financial statements, no clean up has commenced on these claims. The Company is not aware of any pending requirements for clean up of hazardous materials.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 4 - COMMON STOCK

On February 16, 1999, the Company's board of directors authorized a 1 for 10 reverse stock split of the Company's no par value common stock. As a result of the split, 26,356,430 shares were retired. All references in the accompanying financial statements to the number of common shares and per-share amounts for the years ended September 30, 2000 and 1999 have been restated to reflect the reverse stock split.

During the fiscal year ended September 30, 1999, the Company issued 555,000 shares of common stock for cash valued at $41,000; 839,121 shares of common stock valued at $74,753 for consulting services; 715,996 shares of common stock valued at $89,631 for a mineral property; and 300,430 shares of common stock valued at $39,000 as officer compensation. An additional 9,210 shares of common stock were issued for a debt of $340, Atlas Mining common stock valued at $427, and Mines Corporation common stock valued at $1,075. Directors of the Company were issued 16,500 shares of common stock valued at $4,125 for compensation. Also, 50,000 shares of common stock were issued for $5,000 in prepaid expenses, 1,000 shares of common stock were issued for $250 of storage rent and 600,000 shares of common stock were issued for $180,000 in mining equipment.

During the year ended September 30, 2000, the Company issued 76,194 shares of common stock, valued at $31,345 to officers and directors, as compensation; 530,177 shares of common stock valued at $61,198 for services provided to the Company; 100,000 shares of common stock valued at $30,000 in exchange for mineral property; 200,000 shares of common stock valued at $26,000 for New Jersey Mining Company common stock; 65,285 shares of common stock valued at $16,321 as incentive fees and 11,419,009 shares of common stock for cash of $1,298,651.

The Company also issued 16,667 shares of common stock to an employee valued at $5,000 as part of his employment agreement. The Company also issued to General Minerals Corporation (GMC) an additional 129,938 shares valued at $16,242 as part of the deferred acquisition cost of the Lake Owens Project. In addition, the Company issued 200,000 shares of common stock valued at $60,000 as partial consideration for the termination of certain preemptive rights held by GMC.

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS

The Company has a Stock Option Plan, which was initiated to encourage and enable qualified officers, directors and other key employees to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of ten percent of the currently issued and outstanding shares of the Company's common stock may be subject to, or issued pursuant to the terms of the plan. No options have been issued under the plan as of September 30, 2000.

During 1999, the Company granted various stockholders options to acquire 150,000 shares of common stock at prices varying from $0.15 to $0.35 per share as additional incentives for various stock purchases.

In February 2000, the Company granted an employee options until February 25, 2002 to acquire 33,333 shares of common stock at an exercise price of $0.30 per share as compensation. The fair value of this option estimated on the grant date using the Black-Scholes Option Price Calculation was $2,173.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

During the period ended September 30, 2000, the Company's board of directors issued options to purchase 67,000 shares of its common stock at $0.50 per share to six retired directors. The options were based on the years of service and are exercisable from April 15, 2000 to April 15, 2003. The fair value of these options estimated on the grant date using the Black-Scholes Option Price Calculation was $9,233.

In the above Black-Scholes Option Price Calculations, the Company used the following assumptions to estimate fair value: the risk-free interest rate was 5.5%, volatility was 30%, and the expected life of the options varied from two to three years.

As partial consideration for an amendment to the GMC option agreement, the Company granted to GMC in June 2000 a warrant to purchase 200,000 shares for $0.70 per share exercisable until June 12, 2002.


TIGRIS FINANCIAL GROUP LTD./ELECTRUM LLC
On December 29, 1999, the Company entered into a stock purchase agreement with Tigris Financial Group Ltd. under which Tigris purchased 1,000,000 shares of the Company's common stock for $100,000, was granted an option until March 28, 2000 to acquire up to an additional 3,500,000 shares of common stock for an exercise price of $0.14 per share, (or $490,000 in the aggregate), and was granted an option to purchase, for $10,000, warrants to buy an additional 6,250,000 shares of the Company's common stock at an exercise price of $0.40 per share. On March 8, 2000, Tigris assigned its rights under the stock purchase agreement to Electrum LLC.

Electrum exercised its option and acquired 3,500,000 shares of the Company's common stock in March 2000. Pursuant to the terms of the stock purchase agreement, upon exercise of this first option, Electrum was granted an option until September 25, 2000 to purchase up to an additional 4,608,000 shares of common stock at an exercise price of $0.14 per share, or $645,120 in the aggregate.

On June 27, 2000, the Company and Electrum entered into an amendment to the stock purchase agreement pursuant to which a previous the option to purchase 4,608,000 shares was terminated. These options were replaced with an option until July 5, 2000 to acquire up to an additional 1,597,588 shares at $0.062 per share or $100,000 in the aggregate and, upon exercise in full of this option, an option until September 25, 2000 to acquire up to an additional 4,470,174 shares at an exercise price of $0.115 per share, or $545,120 in the aggregate. In addition, the option to purchase warrants was terminated and replaced with an option to purchase, for $10,000, warrants to buy up to 7,979,761 shares at an exercise price of $0.40 per share until September 20, 2003.

Electrum has exercised all of its options to purchase the Company's common stock and its option to purchase the warrant. In connection with its acquisition of those shares, Electrum assigned 3,530,174 shares and 500,000 warrants to third parties. Subsequently Electrum has assigned an additional 2,000,000 shares and 500,000 warrants. Tigris and Electrum own approximately 29% of the Company's outstanding common stock and, upon exercise of Electrum's warrants and assuming the Company has issued no other shares, would own approximately 48% of the Company's then outstanding common stock.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

Electrum had certain preemptive rights which were not exercised and have been subsequently terminated. Tigris and Electrum have the right to proportional representation on the Company's board of directors and registration rights for all of the Company's common stock acquired through this agreement held by them.

Following is a summary of the status of the options during the years ended September 30, 1999 and 2000:

                                                                  Weighted
                                                              Average Exercise
                                            Number of Shares        Price
                                            ----------------  ----------------
Outstanding at October 1, 1998                   180,000             $ .41
Granted                                          150,000               .27
Exercised                                              -                 -
Forfeited                                              -                 -
Expired                                          (80,000)              .20
                                            ----------------  ----------------
Outstanding at September 30, 1999                250,000             $ .39
                                            ================  ================
Options exercisable at September 30, 1999        250,000             $ .39
                                            ================  ================

Outstanding at October 1, 1999                   250,000             $ .39
Granted                                        9,990,595               .14
Exercised                                     (9,962,762)              .14
Forfeited                                              -                 -
Revised                                         (100,000)              .57
Expired                                          (50,000)              .35
                                            ----------------  ----------------
Outstanding at September 30, 2000                127,833             $ .50
                                            ================  ================
Options exercisable at September 30, 2000        127,833             $ .50
                                            ================  ================

          Exercise Date
---------------------------------
On or before July 19, 2001                        15,000             $ .50
On or before February 25, 2002                    33,333             $ .30
On or before July 19, 2002                        12,500             $1.00
On or before April 14, 2003                       67,000             $ .50

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has accrued director and officer fees in the amounts of $9,746 at September 30, 1999.

In June 2000, the Company and GMC amended the Lake Owen option agreement. Pursuant to the amendment, the Company issued 416,961 shares at an average price of $0.06 per share to GMC in connection with the exercise by GMC of preemptive rights. In addition, the Company agreed to perform an additional $15,000 of geophysical survey work on the Lake Owen project prior to December 31, 2000, issued 200,000 additional shares of common stock to GMC and granted to GMC a warrant to purchase

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

200,000 shares for $0.70 per share exercisable until June 12, 2002 in exchange for GMC's agreement to terminate its antidilution and preemptive rights as provided in the original Lake Owen option agreement.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment, including vehicles, is being calculated using the straight-line method over the expected useful lives of five years of the assets. Depreciation expense for the years ended September 30, 2000 and 1999 was $10,823 and $288, respectively. The following is a summary of property, equipment, and accumulated depreciation.

                                           September 30,   September 30,
                                               2000            1999
                                           -------------   -------------
         Furniture and Equipment             $51,258          $1,285
         Less: Accumulated Depreciation      (11,081)           (288)
                                           -------------   -------------
                                             $40,177          $  997
                                           =============   =============

NOTE 8 - INVESTMENTS

The Company's securities investments are classified as available for sale securities which are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company has no securities which are classified as trading securities.

The Company recognized a gain in other comprehensive income of $1,686 for the year ended September 30, 2000, while the Company recognized a loss in other comprehensive income for change in market value of investments of $79,179 for the year ended September 30, 1999.

Available-for-sale securities consist of common stock stated at fair value and are summarized as follows:

                                        September 30,   September 30,
                Investment                  2000            1999
         -------------------------      -------------   -------------
         New Jersey Mining Company         $107,250        $94,000
         Royal Silver Mines, Inc.                 -          2,750
                                        -------------    ------------
                                           $107,250        $96,750
                                        =============    ============

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 9 - NOTES PAYABLE

Following is a summary of long-term debt at September 30, 2000:

         Note payable to First Security Bank, N.A.
                  Interest at 14.99%, secured by
                  1989 Chevy, payable in monthly
                  installments of $179 through
                  February 28, 2003                                   $ 4,339

         Note payable to First Security Bank, N.A.

                  Interest at 14.99%, secured by
                  1995 Ford F-250, payable in
                  monthly installments of $231
                  through April 7, 2005                                 9,042
                                                                      -------

                  Total notes payable                                  13,381

                  Less:  Current maturities included in
                             current liabilities                       (2,992)
                                                                      -------

                                                                      $10,389
                                                                      =======

Following are the maturities of long-term debt for each of the next five years:

         2001                                                         $ 2,992
         2002                                                           3,608
         2003                                                           2,884
         2004                                                           2,345
         2005                                                           1,552
                                                                      -------
                                                                      $13,381
                                                                      =======

NOTE 10 - INCOME TAXES

At September 30, 2000, the Company accumulated operating losses approximating $2,750,000. These operating losses may be offset against future taxable income, however there is no assurance that the Company will have income in the future. Accordingly, the potential tax benefit of the net operating loss carryforward is offset by a valuation allowance of the same amount. The Company's ability to utilize these net operating loss carryforwards may be limited by ownership changes.

The Company has not filed a tax return for year ended September 30, 1999, and is considered deficient with respect to that filing. As the above operating losses will carry forward to the income tax return for the year ended September 30, 1999, it is unlikely that the Internal Revenue Service will impose penalties for underpayment of income taxes. However, the Company may be subject to failure to timely file penalties that are considered immaterial to these financial statements.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 10 - INCOME TAXES (CONTINUED)

Therefore, no provision for this uncertainty in recoverability has been reported in the financial statements of the Company.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

LAKE OWEN OPTION AGREEMENT
In July 1999, the Company executed an option agreement with General Minerals Corporation (hereinafter "GMC") wherein the Company can earn a 100% interest in a mineral property in Albany County, Wyoming in exchange for its payment of exploration expenditures during the three-year option period, which commenced on July 27, 1999. Under the agreement, the Company is obligated to spend $750,000 on exploration expenditures for this project, commonly known as the Lake Owen property, during the option period, with no less than $150,000 of such expenditures to be made within the first year.

In consideration for the aforementioned option, the Company paid GMC $40,000 in cash and issued to GMC 715,996 shares in 1999 and 129,938 shares in 2000. In connection with the exercise and termination of certain preemptive rights, GMC acquired 616,961 shares and a warrant for an additional 200,000 shares.

LEASE AGREEMENTS
The Company rented office facilities in Coeur d'Alene, Idaho on a month-to-month basis for $350 per month. Total rents paid during the year ended September 30, 2000 were $3,150.

Subsequent to the date of these financial statements in October 2000, the Company entered into a lease for its executive offices in Coeur d'Alene. The lease has a three-year term with monthly rent of $2,656 in addition to a $2,656 security deposit. The Company has the option to extend the lease for an additional two years at a monthly rent of $2,921.

In July 2000, the Company entered into a new lease agreement for additional office facilities in Reno, Nevada. The agreement is a two year lease and calls for monthly payments of $1,725 during the first year and $1,775 during the second year in addition to a $350 security deposit. Prior to the signing of this lease, the Company had occupied the facilities on a month-to-month basis for $1,714 per month. Total rents during the year ended September 30, 2000 were $3,438.

The minimum lease payment maturities to be paid for three years based upon year ending September 30 are as follows:

                               2001                  $ 52,572
                               2002                    47,397
                               2003                    31,872
                                                     --------

                               Total                 $131,841
                                                     ========

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 12 - IMPAIRMENT OF ASSETS

During the year ended September 30, 1999, the Company initiated a plan to dispose of mining equipment. In connection with the plan of disposal, the Company determined that the carrying value of such assets exceeded their fair values. Accordingly, a loss of $14,000, which is included as part of loss on disposition and impairment of assets and represents the excess of the carrying value of $18,000 over the fair value of $4,000, has been charged to operations in the year ended September 30, 1999. The fair value is based on the net selling price estimated relative to current market conditions. At September 30, 2000 management determined no further impairment was necessary.

NOTE 13 - DISCONTINUED OPERATIONS

On November 4, 1998, the Company adopted a formal plan to sell its silver and gold operations. Net assets of discontinued operations totaled $269,086. These assets consisted of the Company's mineral properties at that date.

During the year ended September 30, 1998, the Company purchased, through the issuance of 150,000 shares of its common stock, four patented mining claims known as the Rae Wallace Mine located just north of Anchorage, Alaska. The property was recorded at the fair market value of the shares paid on the date of issuance at $0.50 per share for a total purchase price of $75,000. In the year ended September 30, 1999, the Company sold the property for $20,000, resulting in a loss of $55,000. The Company retained a 2.5% net smelter return in the property, which is not valued for financial purposes.

In July 2000, the Company entered into an agreement with New Jersey Mining Company (New Jersey) whereby the Company received 50,000 shares of New Jersey's restricted common stock in exchange for New Jersey's opportunity to earn a 100% interest less a net smelter royalty in the Company's unpatented claims in Kootenai County, Idaho. This agreement, concerning the claims known as the Silver Strand Mine, will require the following three-year work commitment totaling $200,000. If the work commitment is not met, the Company will receive additional common stock of New Jersey. The Company will retain a 1.5% net smelter return until an aggregate of $50,000 in net smelter royalties have been received. Thereafter, the Company's net smelter return will decrease to 0.5%.

Mineral property expenses related to discontinued operations were recorded at $121,279 for the year ended September 30, 2000.

NOTE 14 - SUBSEQUENT EVENTS

CONSULTING AGREEMENTS
Subsequent to the date of these financial statements, the Company entered into a 24-month agreement with a consultant where the consultant will assist the Company in relationship building within the investment community in return for a monthly contract fee of $5,000 and expenses. As part of this agreement, the Company has also agreed to issue options to purchase 820,000 shares of the Company's common stock. The stock options are available for exercise for a five-year period at an exercise price of $1.50 per share and begin to vest on November 1, 2000.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)

MINERAL PROPERTIES
Subsequent to the date of these financial statements, the Company acquired additional properties. See Note 3.

RELATED PARTY LOANS
In November 2000, the Company borrowed $135,000 from Electrum. The loan bears interest at an annual rate of 5% and is due on the earlier of December 1, 2005 or upon the Company's completion of a public or private debt or equity financing.

Also in December, the Company entered into an agreement with Electrum to provide a right to borrow $250,000. This loan will bear interest at 8% and is due on the earlier of June 30, 2001 or upon the Company's completion of a public or private debt or equity financing. As of December 15, 2000, the Company had borrowed $150,000 under this agreement.

If both of these loans are not paid by February 1, 2001, the Company is required to grant Electrum warrants to purchase 285,000 shares of the Company's common stock at $1.50 per share exercisable through September 30, 2003. Electrum may also elect to be repaid the total amounts outstanding under both loans in "units" of Trend securities, at the rate of one unit per each dollar owed. Each unit would consist of one share of our common stock and a warrant to purchase one share of our common stock at $1.50 per share, exercisable through September 30, 2003.

                                 EXHIBITS INDEX

EXHIBIT
  NO.     DESCRIPTION OF EXHIBITS
-------   -----------------------
 10.4     Letter Agreement dated November 10, 2000, between Electrum LLC and
          Trend Mining Company.

 10.5     Loan Agreement dated as of November 17, 2000, between Electrum LLC and
          Trend Mining Company.

 10.6     Loan Facility Agreement dated as of December 6, 2000, between Electrum
          LLC and Trend Mining Company.

 23.1     Consent of Williams & Webster, P.S., dated December 28, 2000.

 27.1     Financial Data Schedule
