Form 10QSB
period 2000-12-31
TREND MINING CO
filed 2001-02-20
CIK 1115954

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                           COMMISSION FILE NO. 0-31159

                              TREND MINING COMPANY
        (Exact Name of Small Business Issuer as Specified in its Charter)

                MONTANA                                  81-0304651
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

            401 FRONT AVENUE
         SUITE 1, SECOND FLOOR
          COEUR D'ALENE, IDAHO                            81506
(Address of principal executive offices)               (Zip Code)

            (208) 664-8095
      (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes  /X/           No /  /

There were 18,467,320 shares of the Registrant's no par value common stock outstanding as of January 31, 2001.

Transitional Small Business Disclosure:     Yes  /  /           No /X/

PART I
ITEM 1.  FINANCIAL STATEMENTS


The Board of Directors
Trend Mining Company
(Formerly Silver Trend Mining Company)
Coeur d'Alene, Idaho


                           ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheet of Trend Mining Company (formerly Silver Trend Mining Company) (an exploration stage company) as of December 31, 2000 and the related statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the three months then ended, and for the period from November 4, 1998 (inception of exploration stage) to December 31, 2000. All information included in these financial statements is the representation of the management of Trend Mining Company.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended September 30, 2000 were audited by us and we expressed an unqualified opinion on it in our report dated December 15, 2000. We have not performed any auditing procedures since that date.

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

February 16, 2001

                                       TREND MINING COMPANY
                              (FORMERLY SILVER TREND MINING COMPANY)
                                  (AN EXPLORATION STAGE COMPANY)
                                          BALANCE SHEETS

                                                                   December 31,             September 30,
                                                                       2000                     2000
                                                                   (Unaudited)
                                                                -----------------        -----------------
ASSETS

CURRENT ASSETS
       Cash                                                  $            34,094      $           102,155
       Prepaid expenses                                                    3,424                    1,725
       Equipment held for resale                                           4,000                    4,000
                                                                -----------------        -----------------
            Total Current Assets                                          41,518                  107,880
                                                                -----------------        -----------------

MINERAL PROPERTIES                                                       181,673                  181,673
                                                                -----------------        -----------------

PROPERTY AND EQUIPMENT, net of depreciation                               35,690                   40,177
                                                                -----------------        -----------------

OTHER ASSETS
       Investments                                                        98,820                  107,250
                                                                -----------------        -----------------

NONCURRENT ASSETS
       Net assets of discontinued operations                              70,333                   70,333
                                                                -----------------        -----------------

TOTAL ASSETS                                                 $           428,034      $           507,313
                                                                =================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
       Accounts payable                                      $           474,871      $           323,228
       Accounts payable to directors and officers                         30,795                   11,100
       Accrued expenses                                                    7,639                   19,447
       Note payable to stockholder                                       285,000                      -
       Current portion of long-term debt                                   3,166                    2,992
                                                                -----------------        -----------------
            Total Current Liabilities                                    801,471                  356,767
                                                                -----------------        -----------------

LONG-TERM DEBT, net of current portion                                     9,471                   10,389
                                                                -----------------        -----------------

COMMITMENTS AND CONTINGENCIES                                                -                        -
                                                                -----------------        -----------------

STOCKHOLDERS' EQUITY(DEFICIT)
       Common stock, no par value, 30,000,000
            shares authorized; 18,381,309 and
            18,232,776 shares issued and outstanding,
            respectively                                               3,094,678                2,967,499
       Stock options and warrants                                        129,592                   24,065
       Pre-exploration stage accumulated deficit                        (614,555)                (614,555)
       Accumulated deficit during exploration stage                   (3,021,935)              (2,276,439)
       Accumulated other comprehensive income                             29,312                   39,587
                                                                -----------------        -----------------
            TOTAL STOCKHOLDERS' EQUITY(DEFICIT)                         (382,908)                 140,157
                                                                -----------------        -----------------

TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY(DEFICIT)                         $           428,034      $           507,313
                                                                =================        =================

                          See accompanying notes and accountant's review report.

                                              TREND MINING COMPANY
                                     (FORMERLY SILVER TREND MINING COMPANY)
                                         (AN EXPLORATION STAGE COMPANY)
                                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                                                       For the Period From
                                                                                                         November 4, 1998
                                                                                                          (Inception of
                                                                  For the Three Months Ended            Exploration Stage)
                                                           ----------------------------------------             to
                                                               December 31,         December 31,           December 31,
                                                                   2000                 1999                   2000
                                                               (Unaudited)          (Unaudited)             (Unaudited)
                                                           --------------------   -----------------   ----------------------


REVENUES                                                 $                 -    $              -    $                   -

                                                           --------------------   -----------------   ----------------------

EXPENSES
       Mineral property expense                                        104,044              60,033                1,031,922
       General and administrative                                      401,640              15,876                  689,895
       Officers and directors compensation                              72,300              33,000                  355,545
       Legal and professional                                          157,675               6,316                  532,510
       Depreciation                                                      4,487                 100                   15,598
                                                           --------------------   -----------------   ----------------------
            Total Expenses                                             740,146             115,325                2,625,470
                                                           --------------------   -----------------   ----------------------

OPERATING LOSS                                                        (740,146)           (115,325)              (2,625,470)
                                                           --------------------   -----------------   ----------------------

OTHER INCOME (EXPENSE)
       Dividend and interest income                                        108                  25                    1,612
       Loss on disposition and impairment of assets                        -                   -                   (136,674)
       Gain (loss) on investment sales                                  (3,500)              5,420                    2,227
       Financing expense                                                   -                   -                    (78,980)
       Interest expense                                                 (1,958)                -                     (3,599)
       Miscellaneous income                                                -                   100                    3,890
                                                           --------------------   -----------------   ----------------------
            Total Other Income (Expense)                                (5,350)              5,545                 (211,524)
                                                           --------------------   -----------------   ----------------------

LOSS BEFORE INCOME TAXES                                              (745,496)           (109,780)              (2,836,994)

INCOME TAXES                                                               -                   -                        -
                                                           --------------------   -----------------   ----------------------

LOSS FROM CONTINUING OPERATIONS                                       (745,496)           (109,780)              (2,836,994)

DISCONTINUED OPERATIONS
       Loss from operations of gold and
            silver mining, net of income tax                               -                   -                   (184,941)
                                                           --------------------   -----------------   ----------------------

NET LOSS                                                              (745,496)           (109,780)              (3,021,935)
                                                           --------------------   -----------------   ----------------------

OTHER COMPREHENSIVE LOSS
       Change in market value of investments                           (10,275)            (16,064)                 (87,768)
                                                           --------------------   -----------------   ----------------------

NET COMPREHENSIVE LOSS                                   $            (755,771) $         (125,844) $            (3,109,703)
                                                           ====================   =================   ======================

BASIC AND DILUTED NET LOSS PER SHARE,
       CONTINUING OPERATIONS                             $               (0.04) $            (0.02) $                 (0.34)
                                                           ====================   =================   ======================

BASIC AND DILUTED NET LOSS PER SHARE,
       DISCONTINUED OPERATIONS                           $                 nil  $              nil  $                 (0.02)
                                                           ====================   =================   ======================

WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                                    18,288,419           5,496,290                8,267,529
                                                           ====================   =================   ======================

                          See accompanying notes and accountant's review report.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)

                                                          Common Stock
                                                     ----------------------      Stock                       Other
                                                        Number                Options and   Accumulated  Comprehensive
                                                      of Shares    Amount       Warrants      Deficit        Income        Total
                                                     ----------   ---------   -----------   -----------  -------------  -----------
Balance, October 1, 1998                              2,258,254  $  930,516   $      -      $  (609,536)   $  117,080   $   438,060

Common stock issuances as follows:
  - for cash at an average of $0.07 per share           555,000      41,000          -              -             -          41,000
  - for prepaid expenses at $0.10 per share              50,000       5,000          -              -             -           5,000
  - for consulting services at an average of
      $0.09 per share                                   839,121      74,753          -              -             -          74,753
  - for mineral property at $0.13 per share             715,996      89,631          -              -             -          89,631
  - for officers' compensation at an average of
      $0.13 per share                                   300,430      39,000          -              -             -          39,000
  - for debt and investment at $0.20 per share            9,210       1,842          -              -             -           1,842
  - for directors' compensation at an average of
      $0.25 per share                                    16,500       4,125          -              -             -           4,125
  - for rent at $0.25 per share                           1,000         250          -              -             -             250
  - for equipment at $0.30 per share                    600,000     180,000          -              -             -         180,000

Issuance of stock options for financing activities                                 2,659                                      2,659

Net loss                                                    -           -            -         (434,199)          -        (434,199)

Other comprehensive loss                                    -           -            -              -         (79,179)      (79,179)
                                                     ----------  ----------   ----------    -----------    ----------   -----------
Balance, September 30, 1999                           5,345,511   1,366,117        2,659     (1,043,735)       37,901       362,942

Common stock and option issuances as follows:
  - for employee, officer and director
      compensation at an average of
      $0.34 per share                                   231,361      79,525       11,406            -             -          90,931
  - for officers' and directors' compensation
      at an average of $1.17 per share                   11,500      13,445          -              -             -          13,445
  - for services at an average of $0.12 per share       530,177      61,198          -              -             -          61,198
  - for mineral property at $0.30 per share             100,000      30,000          -              -             -          30,000
  - for investments at $0.13 per share                  200,000      26,000          -              -             -          26,000
  - for cash at an average of $0.11 per share        11,419,009   1,298,651          -              -             -       1,298,651
  - for incentive fees at $0.25 per share                65,285      16,321          -              -             -          16,321
  - for deferred mineral property acquisition
      costs at $0.13 per share                          129,938      16,242          -              -             -          16,242
  - for modification of stockholder agreement
      at $0.30 per share                                200,000      60,000          -              -             -          60,000

Cash received for the issuance of common stock
      warrants for 7,979,761 shares for stock               -           -         10,000            -             -          10,000

Miscellaneous common stock adjustments                       (5)        -            -              -             -             -

Net loss for the year ended September 30, 2000              -           -            -       (1,847,259)          -      (1,847,259)
Other comprehensive income                                  -           -            -              -           1,686         1,686
                                                     ----------  ----------   ----------    -----------    ----------   -----------
Balance, September 30, 2000                          18,232,776   2,967,499       24,065     (2,890,994)       39,587       140,157

Common stock and option issuances as follows:
  - for cash of $1.00 per share                         100,000     100,000          -              -             -         100,000
  - for cash and services from
      options for $0.37 per share                        33,333      12,173       (2,173)           -             -          10,000
  - for services at $1.00 per share                      10,000      10,000          -              -             -          10,000
  - for compensation at $0.96 per share                   5,200       5,006          -              -             -           5,006

Warrants issued for services                                -           -        107,700            -             -         107,700

Net loss for the period ended
  December 31, 2000 (unaudited)                             -           -            -         (745,496)          -        (745,496)

Other comprehensive loss                                    -           -            -              -         (10,275)      (10,275)
                                                     ----------  ----------   ----------    -----------    ----------   -----------
Balance, December 31, 2000 (unaudited)               18,381,309  $3,094,678  $   129,592   $ (3,636,490)  $    29,312  $   (382,908)
                                                     ==========  ==========   ==========    ===========    ==========   ===========

                        See accompanying notes and accountant's review report.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                  For the Period From
                                                                                                    November 4, 1998
                                                                                                     (Inception of
                                                                   For the Three Months Ended      Exploration Stage)
                                                                  ----------------------------             to
                                                                  December 31,    December 31,       December 31,
                                                                       2000            1999              2000
                                                                   (Unaudited)     (Unaudited)        (Unaudited)
                                                                  ------------    ------------    -------------------
Cash flows from operating activities:
  Net loss                                                        $   (745,496)  $    (109,780)      $  (3,021,935)
  Adjustments to reconcile net income (loss) to
    net cash used by operating activities:
      Depreciation                                                       4,487             100              15,598
      Loss (gain) on investment sales                                    3,500             -                 3,193
      Loss on disposition and impairment of assets                         -               -               136,674
      Loss on disposition of assets, discontinued operations               -               -               176,279
      Common stock issued for services
        and expenses                                                       -            25,050             184,076
      Common stock and options issued as compensation                    5,006             -               109,382
      Common stock issued for storage                                      -               -                   250
      Stock options issued for financing activities                        -               -                 2,659
      Common stock issued for agreement modification                       -               -                60,000
      Warrants issued for consulting fees                              107,700             -               107,700
      Common stock issued for incentive fees                               -               -                16,321
      Common stock issued for services                                  10,000             -                10,000
  Changes in assets and liabilities:
    Accounts receivable                                                    -             1,000                 -
    Related party receivable                                               -            (4,784)                -
    Prepaid expenses                                                    (1,699)            -                (3,424)
    Accounts payable                                                   163,001          22,860             491,636
    Accrued expenses                                                   (11,808)          4,434              (7,723)
                                                                  ------------    ------------        ------------
  Net cash used in operating activities                               (465,309)        (61,120)         (1,719,314)
                                                                  ------------    ------------        ------------

Cash flows from investing activities:
    Payment of deposit                                                     -               -                (1,000)
    Return of deposit                                                      -               -                 1,000
    Proceeds from sale of equipment                                        -               -                33,926
    Proceeds from sale of mineral property                                 -               -                20,000
    Purchase of furniture & equipment                                      -               -               (37,654)
    Purchase of mineral properties                                         -               -               (40,000)
    Proceeds of investments sold                                         2,992          36,685              37,236
                                                                  ------------    ------------        ------------
  Net cash provided by investing activities                              2,992          36,685              13,508
                                                                  ------------    ------------        ------------

Cash flows from financing activities:
    Payments on notes payable                                             (744)            -                (3,225)
    Payments on short-term borrowings                                      -           (10,000)             (4,000)
    Sale of warrants for common stock                                      -               -                10,000
    Proceeds from short-term borrowings                                285,000           2,000             287,000
    Sale of common stock, subscriptions
      and exercise of options                                          110,000         105,000           1,449,651
                                                                  ------------    ------------        ------------
  Net cash provided by financing activities                            394,256          97,000           1,739,426
                                                                  ------------    ------------        ------------

NET INCREASE (DECREASE) IN CASH                                        (68,061)         72,565              33,620

CASH, BEGINNING OF YEAR                                                102,155           8,998                 474
                                                                  ------------    ------------        ------------

CASH, END OF YEAR                                                $      34,094   $      81,563       $      34,094
                                                                  ============    ============        ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                  $         369   $         -         $       2,010
  Taxes paid                                                     $         -     $         -         $        -

NON-CASH FINANCING ACTIVITIES:
  Common stock issued for acquisition of
    mineral property                                             $         -     $         -         $      89,631
  Common stock issued for acquisition of
    resale equipment                                             $         -     $         -         $     180,000
  Common stock issued for services and expenses                  $      10,000   $      25,050       $     194,076
  Common stock issued for storage                                $         -     $         -         $         250
  Common stock issued for investment                             $         -     $         -         $       1,000
  Common stock issued for debt                                   $         -     $         -         $         842
  Deferred acquisition costs on mining property                  $         -     $         -         $      46,242
  Stock options issued for financing activities                  $         -     $         -         $       2,659
  Warrants issued for consulting fees                            $    107,700    $         -         $     107,700
  Common stock issued for incentive fees                         $        -      $         -         $      16,321
  Common stock issued for agreement modifications                $        -      $         -         $      60,800
  Common stock and options issued as compensation                $      5,006    $         -         $     109,382
  Purchase of equipment with financing agreement                 $        -      $         -         $      14,093

                        See accompanying notes and accountant's review report.

                               TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Trend Mining Company (formerly Silver Trend Mining Company) ("the Company") was incorporated on September 7, 1968 under the laws of the State of Montana for the purpose of acquiring, exploring and developing mining properties. In November 1998, the Company discontinued development of silver and gold properties and changed its focus to exploration of platinum and palladium related metals only. In February 1999, the Company changed its name from Silver Trend Mining Company to Trend Mining Company to better reflect the Company's change of focus to the platinum group of metals. The Company conducts operations primarily from its offices in Coeur d'Alene, Idaho. The Company has elected a September 30 fiscal year-end.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes rely on the integrity and objectivity of the Company's management. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Outstanding options and warrants representing 8,704,261 shares and 10,000,000 shares, respectively, for the three months ended December 31, 2000 and 1999, have been excluded from the calculation of loss per share as they would be antidilutive.

CASH AND CASH EQUIVALENTS

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

COMPENSATED ABSENCES

The Company's employees are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service and other factors. The Company estimates that the amount of compensation for future absences is minimal and immaterial for the period ended December 31, 2000 and the year ended September 30, 2000 and, accordingly, no liability has been recorded in the financial statements. The Company's policy is to recognize the cost of compensated absences when compensation is actually paid to employees.

                               TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


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

At December 31, 2000, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EXPLORATION STAGE ACTIVITIES

The Company has been in the exploration stage since November 4, 1998 and has no revenues from operations. The Company is primarily engaged in the acquisition and exploration of mineral properties. Should the Company locate a commercially viable reserve, the Company would expect to actively prepare the site for extraction. The Company's accumulated deficit prior to the exploration stage was $614,555.

EXPLORATION COSTS

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the period ended December 31, 2000 and 1999 were $104,044 and $60,033, respectively. As of December 31, 2000, the exploration costs expensed during the Company's exploration stage were $1,031,922

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash, accounts payable, notes payable and accrued liabilities approximate their fair value.

GOING CONCERN

As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $745,496 for the period ended December 31, 2000 and has an accumulated deficit of $3,636,490. These factors indicate that the Company may be unable to continue in existence.

                               TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOING CONCERN (CONTINUED)

The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections.

IMPAIRED ASSET POLICY

In March 1995, the Financial Accounting Standards Board issued a statement SFAS No. 121 titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2000.

INVESTMENT POLICIES

The Company uses the average cost method to determine the gain or loss on investment securities held as available-for-sale based upon the accumulated cost bases of specific investment accounts.

MINERAL PROPERTIES

Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

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

RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's total accumulated deficit or net losses presented.

                               TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVERSE STOCK SPLIT

The Company's board of directors authorized a 1 for 10 reverse stock split of its no par value common stock. (See Note 4.) All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the reverse stock split.

SEGMENT REPORTING

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended September 30, 1999. SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company's mining properties were not engaged in any business activity. The Company had no segments engaged in business activities at December 31, 2000 and, therefore, no segment reporting is required.


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

During the period ended December 31, 2000, the Company located and staked 162 unpatented mining claims in Albany County, Wyoming, including 34 and 121 claims, which were staked at the Douglas Creek and Keystone properties, respectively.

OREGON PROPERTY

During the year ended September 30, 1999, the Company entered into an agreement in which it would explore and stake five claims located in Jackson County, Oregon known as the Shamrock property. All transactions have been completed and the Company has acquired title to these claims.

                               TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 3 - MINERAL PROPERTIES (CONTINUED)

NEVADA PROPERTY

During the year ended September 30, 1999, the Company entered into an agreement whereby Mountain Gold Exploration would explore and stake claims, transferring title to the Company upon completion thereof. Transactions were finalized for 13 claims known as the Hardrock Johnson Property located in Clark County, Nevada. During the period ended December 31, 2000, the Company located and staked 31 unpatented claims known as the Willow Springs Claims. These claims are located in Nye County, Nevada.

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

Also in Montana during 2000, the Company staked 121 claims for the Vanguard Project. The Company explored and staked 36 claims known as the McCormick Creek Project in Missoula County. Furthermore, the Company located and staked 433 claims in Stillwater County prior to December 31, 2000.

CALIFORNIA PROPERTIES

The Company located 79 unpatented mining claims, known as the Pole Corral property, in Tehema County, California. The Company located 33 unpatented mining claims known as the Cisco Butte property in Placer County, California.

CANADIAN PROPERTY

In August 2000, the Company entered into an agreement whereby Spectra Management Corporation would explore and stake five claims representing about 66,000 acres for the Company in northern Saskatchewan. This property is now known as the Peter Lake Claims.

The following property is being disposed of as a discontinued operation pursuant to the Company's new focus on platinum and palladium related metals exploration, which commenced on November 4, 1998:

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


NOTE 4 - COMMON STOCK

On February 16, 1999, the Company's board of directors authorized a 1 for 10 reverse stock split of the Company's no par value common stock. As a result of the split, 26,356,430 shares were retired. All references in the accompanying financial statements to the number of common shares and per-share amounts for the period ended December 31, 2000 and the year ended September 30, 2000 have been restated to reflect the reverse stock split.

                               TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 4 - COMMON STOCK (CONTINUED)

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

The Company also issued 16,667 shares of common stock valued at $5,000 to an employee as part of his employment agreement. The Company also issued to General Minerals Corporation (GMC) an additional 129,938 shares valued at $16,242 as part of the deferred acquisition cost of the Lake Owens Project. In addition, the Company issued 200,000 shares of common stock valued at $60,000 as partial consideration for the termination of certain preemptive rights held by GMC.

During the three month period ended December 31, 2000, the Company issued 10,000 shares of common stock valued at $10,000 for services, 38,533 shares of common stock valued at $15,006 as compensation, and 100,000 shares of common stock sold for $100,000 cash as a private placement.

See Note 6 regarding future loan repayments in units of Trend securities.


NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS

The Company has a Stock Option Plan, which was initiated to encourage and enable qualified officers, directors and other key employees to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of ten percent of the currently issued and outstanding shares of the Company's common stock may be subject to, or issued pursuant to the terms of the plan. No options have been issued under the plan as of December 31, 2000.

During 1999, the Company granted various stockholders options to acquire 150,000 shares of common stock at prices varying from $0.15 to $0.35 per share as additional incentives for various stock purchases.

In February 2000, the Company granted an employee options until February 25, 2002 to acquire 33,333 shares of common stock at an exercise price of $0.30 per share as compensation. The fair value of this option estimated on the grant date using the Black-Scholes Option Price Calculation was $2,173. The employee exercised these options in October 2000.

During the period ended September 30, 2000, the Company's board of directors issued options to purchase 67,000 shares of its common stock at $0.50 per share to six retired directors. The options were based on years of service and are exercisable from April 15, 2000 to April 15, 2003. The fair value of these options estimated on the grant date using the Black-Scholes Option Price Calculation was $9,233.

As partial consideration for an amendment to the GMC option agreement, the Company granted to GMC in June 2000 a warrant to purchase 200,000 shares for $0.70 per share exercisable until June 12, 2002. This warrant had no discernable fair value when issued.

                               TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

On November 17, 2000, the Company entered into a consulting agreement with R. H. Barsom Company, Inc., under which the consultant would perform certain services for the Company until June 30, 2001, for an advance fee of $100,000 and 180,000 shares of common stock. In early January 2001, the Company and the consultant agreed to terminate the agreement. In connection with the termination, the consultant surrendered the 180,000 shares of common stock and received warrants to purchase 180,000 shares of Trend Mining common stock at $1.50 per share, exercisable for approximately two years. The fair value of these warrants estimated on the grant date using the Black-Scholes Option Price Calculation was $25,200, which was included in consulting expenses for the quarter ended December 31, 2000.

On November 8, 2000, effective November 1, 2000, the Company entered into a 24-month agreement with Eurofinance Inc. where the entity would assist the Company with certain investment community matters in return for a monthly fee of $5,000, plus expenses and warrants to purchase 820,000 shares of common stock. The warrants were exercisable until November 1, 2005. In early January 2001, this agreement was terminated, with the Company no longer obligated for the remaining monthly fees, and only the warrant for 250,000 shares that vested on November 1, 2000 remains outstanding. The fair value of this warrant estimated on the grant date using the Black-Scholes Option Price Calculation was $82,500 which was included in consulting expenses for the quarter ended December 31, 2000.

In the above Black-Scholes Option Price Calculations, the Company used the following assumptions to estimate fair value: the risk-free interest rate was 5.5%, volatility was 30%, and the expected life of the options and warrants varied from two to five years.


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

On June 27, 2000, the Company and Electrum entered into an amendment to the stock purchase agreement pursuant to which a previous option to purchase 4,608,000 shares was terminated. These options were replaced with an option until July 5, 2000 to acquire up to an additional 1,597,588 shares at $0.062 per share or $100,000 in the aggregate and, upon exercise in full of this option, an option until September 25, 2000 to acquire up to an additional 4,470,174 shares at an exercise price of $0.115 per share, or $545,120 in the aggregate. In addition, the option to purchase warrants was terminated and replaced with an option to purchase, for $10,000, warrants to buy up to 7,979,761 shares at an exercise price of $0.40 per share until September 20, 2003.

                               TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

Electrum has exercised all of its options to purchase the Company's common stock and its option to purchase the warrant. In connection with its acquisition of those shares, Electrum assigned 3,530,174 shares and 500,000 warrants to third parties. Subsequently, Electrum has assigned an additional 2,000,000 shares and 500,000 warrants.

As of December 31, 2000, Tigris and Electrum own approximately 30% of the Company's outstanding common stock and, upon exercise of Electrum's warrants and assuming the Company has issued no other shares, would own nearly 50% of the Company's then outstanding common stock.

Electrum had certain preemptive rights, which were not exercised and have been subsequently terminated. Tigris and Electrum have the right to proportional representation on the Company's board of directors and registration rights for all of the Company's common stock acquired through this agreement held by them.

As of December 31, 2000 and 1999, the Company had warrants outstanding as described representing 8,609,761 and 6,500,000 shares of common stock, respectively.

Following is a summary of the status of the options during the year ended September 30, 2000 and the period ended December 31, 2000:



                                                                                Weighted
                                                                            Average Exercise
                                                  Number of Shares                Price
                                               ----------------------       -----------------
Outstanding at October 1, 1999                            250,000                   $ .39
Granted                                                 9,990,595                     .14
Exercised                                              (9,962,762)                    .14
Forfeited                                                       -                       -
Revised                                                  (100,000)                    .57
Expired                                                   (50,000)                    .35
                                               ----------------------       -----------------
Outstanding at September 30, 2000                         127,833                   $ .50
                                               ======================       =================
Options exercisable at September 30, 2000                 127,833                   $ .50
                                               ======================       =================

Outstanding at October 1, 2000                            127,833                   $ .50
Granted                                                         -                       -
Exercised                                                  33,333                     .30
Forfeited                                                       -                       -
Revised                                                         -                       -
Expired                                                         -                       -
                                               ----------------------       -----------------
Outstanding at December 31, 2000                           94,500                   $ .57
                                               ======================       =================
Options exercisable at December 31, 2000                   94,500                   $ .57
                                               ======================       =================


     Exercise Date
--------------------------
On or before July 19, 2001                                 15,000                   $ .50
On or before July 19, 2002                                 12,500                   $1.00
On or before April 14, 2003                                67,000                   $ .50


                               TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has accrued director and officer fees in the amounts of $30,795 at December 31, 2000, which included $11,800 owed to an officer who was paid in January 2001, in common stock. As of December 31, 1999, the Company owed fees to officers and directors of $11,100.

In June 2000, the Company and GMC amended the Lake Owen option agreement. Pursuant to the amendment, the Company issued 416,961 shares at an average price of $0.06 per share to GMC in connection with the exercise by GMC of preemptive rights. In addition, the Company agreed to perform an additional $15,000 of geophysical survey work on the Lake Owen project prior to December 31, 2000, issued 200,000 additional shares of common stock to GMC and granted to GMC a warrant to purchase 200,000 shares for $0.70 per share exercisable until June 12, 2002 in exchange for GMC's agreement to terminate its antidilution and preemptive rights as provided in the original Lake Owen option agreement. The geophysical survey work period has been extended beyond December 31, 2000.

RELATED PARTY LOANS

In November 2000, the Company borrowed $135,000 from Electrum. The loan bears interest at an annual rate of 5% and is due either on December 1, 2005 or upon the Company's completion of a public or private debt or equity financing.

In December 2000, the Company entered into an agreement with Electrum to provide a right to borrow an additional $250,000. The loan obtained under this agreement bears interest at 8% and is due on June 30, 2001 or upon the Company's completion of a public or private debt or equity financing. As of December 31, 2000, the Company had borrowed $150,000 on this agreement.

The loan agreement provides that if both of these loans are not repaid by February 1, 2001, the Company is required to grant Electrum warrants to purchase 285,000 shares of the Company's common stock at $1.50 per share exercisable through September 30, 2003. The loans were not repaid by February 1, 2001, and the warrants have been issued. Electrum may also elect to be repaid the total amounts outstanding under both loans in "units" of Trend securities, at the rate of one unit per each dollar owed. Each unit would consist of one share of common stock and a warrant to purchase one share of common stock at $1.50 per share, exercisable through September 30, 2003. Electrum has agreed that at least $100,000 of the November 2000 loan will be repaid in units. This conversion of debt to equity was not reflected in the financial statements as of December 31, 2000.


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment, including vehicles, is being calculated using the straight-line method over the expected useful lives of five years of the assets. Depreciation expense for the period ended December 31, 2000 and the year ended September 30, 2000 was $4,487 and $10,823, respectively.

                               TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 7 - PROPERTY AND EQUIPMENT (CONTINUED)

The following is a summary of property, equipment, and accumulated depreciation.



                                                December 31,           September 30,
                                                    2000                    2000
                                             -----------------      ------------------
    Furniture and Equipment                       $ 51,258               $ 51,258
    Less: Accumulated Depreciation                 (15,568)               (11,081)
                                             -----------------      ------------------
                                                  $ 35,690               $ 40,177
                                             =================      ==================


NOTE 8 - INVESTMENTS

The Company's securities investments are classified as available-for-sale securities which are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company has no securities, which are classified, as trading securities.

The Company recognized a gain in other comprehensive income of $1,686 for the year ended September 30, 2000, while the Company recognized a loss in other comprehensive income for the change in the market value of investments of $10,275 and $16,664 for the periods ended December 31, 2000 and 1999, respectively.

Available-for-sale securities consist of common stock stated at fair value and are summarized as follows:



                                                    December 31,       September 30,
                Investment                             2000                 2000
        -----------------------------------      ------------------   -----------------
         New Jersey Mining Company                    $98,820             $107,250
                                                 ==================   =================


NOTE 9 - NOTES PAYABLE

Following is a summary of long-term debt at December 31, 2000:



         Note payable to First Security Bank, N.A.
              Interest at 14.99%, secured by vehicle, payable in monthly
              installments of $179 through February 28, 2003                      $  3,954

         Note payable to First Security Bank, N.A.
              Interest at 14.99%, secured by vehicle, payable in monthly
              installments of $231 through April 7, 2005                             8,683
                                                                                  --------

              Total notes payable                                                   12,637

              Less:  Current maturities included in current liabilities             (3,166)
                                                                                  --------

                                                                                  $  9,471
                                                                                  ========


                               TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 9 - NOTES PAYABLE (CONTINUED)

Following are the maturities of long-term debt for each of the next five years ending on September 30:



         2001                                          $  2,248
         2002                                             3,608
         2003                                             2,884
         2004                                             2,345
         2005                                             1,552
                                                       --------
                                                       $ 12,637
                                                       ========


NOTE 10 - INCOME TAXES

At December 31, 2000, the Company accumulated operating losses approximating $3,500,000. These operating losses may be offset against future taxable income, however there is no assurance that the Company will have income in the future. Accordingly, the potential tax benefit of the net operating loss carryforward is offset by a valuation allowance of the same amount. The Company's ability to utilize these net operating loss carryforwards may be limited by ownership changes.

The Company has not filed a tax return for year ended September 30, 1999, and is considered deficient with respect to that filing. As the above operating losses will carry forward to the income tax return for the year ended September 30, 1999, it is unlikely that the Internal Revenue Service will impose penalties for underpayment of income taxes. However, the Company may be subject to failure to timely file penalties that are considered immaterial to these financial statements. No provision for the recoverability of tax benefits has been reported in the financial statements of the Company, due to their uncertainty.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

LAKE OWEN OPTION AGREEMENT

In July 1999, the Company executed an option agreement with General Minerals Corporation (hereinafter "GMC") wherein the Company may earn a 100% interest in a mineral property in Albany County, Wyoming in exchange for its payment of exploration expenditures during the three-year option period, which commenced on July 27, 1999. Under the agreement, the Company is obligated to spend $750,000 on exploration expenditures for this project, commonly known as the Lake Owen property, during the option period, with no less than $150,000 of such expenditures to be made within the first year. The agreement was amended in June 2000 to include $15,000 of geophysical survey work.

In consideration for the aforementioned option, the Company paid GMC $40,000 in cash and issued to GMC 715,996 shares in 1999 and 129,938 shares in 2000. In connection with the exercise and termination of certain preemptive rights, GMC acquired 616,961 shares and a warrant for an additional 200,000 shares.

                               TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASE AGREEMENTS

Through the year ended September 30, 2000, the Company rented office facilities in Coeur d'Alene, Idaho on a month-to-month basis for $350 per month. Total rents paid during the year ended September 30, 2000 were $3,150.

During the period ended December 31, 2000, the Company entered into a lease for its executive offices in Coeur d'Alene. The lease has a three-year term with monthly rent of $2,656 in addition to a $2,656 security deposit. The Company has the option to extend the lease for an additional two years at a monthly rent of $2,921. The Company's rent expense was modified for payments for improvements that were considered to be in lieu of lease expense. Total rents expensed during the period ended December 31, 2000 were $8,001.

In July 2000, the Company entered into a new lease agreement for additional office facilities in Reno, Nevada. The agreement is a two year lease and calls for monthly payments of $1,725 during the first year and $1,775 during the second year in addition to a $350 security deposit. Prior to the signing of this lease, the Company had occupied the facilities on a month-to-month basis for $1,714 per month. Total rents during the period ended December 31, 2000 and the year ended September 30, 2000 were $5,245 and $3,438, respectively.

The minimum lease payment maturities as of December 31, 2000 to be paid for three years based upon year ending September 30 are as follows:



                      2001           $   39,429
                      2002               47,397
                      2003               31,872
                                     ----------

                      Total          $  118,698
                                     ==========


CONSULTING AGREEMENTS

During the period ended December 31, 2000, the Company entered into an agreement with a consultant, under which the consultant would perform certain services for the Company until June 30, 2001, for an advance fee of $100,000 and 180,000 shares of common stock. In early January 2001, the Company and the consultant agreed to terminate the agreement. In connection with the termination, the consultant surrendered the 180,000 shares of common stock and received warrants to purchase 180,000 shares of Trend Mining common stock at $1.50 per share.

During the period ended December 31, 2000, the Company entered into a 24-month agreement with an investment consultant for a monthly contract fee of $5,000 and expenses. As part of this agreement, the Company agreed to issue warrants for the purchase 820,000 shares of the Company's common stock exercisable over a five-year period at an exercise price of $1.50 per share. On January 18, 2001, this agreement was terminated, with the Company no longer obligated for the remaining monthly fees, and only the warrant for 250,000 shares remains outstanding.

                               TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

On October 31, 2000, the Company entered into a consulting agreement with Mr. Brian Miller under which Mr. Miller would perform certain services for the Company. Under this agreement, Mr. Miller received cash for his services and was granted 10,000 shares of common stock effective at the earlier of December 31, 2000 or the termination of the consulting arrangement. Mr. Miller satisfied his responsibilities under the agreement, and the 10,000 shares of common stock were issued on January 2, 2000.


NOTE 12 - IMPAIRMENT OF ASSETS

During the year ended September 30, 1999, the Company initiated a plan to dispose of mining equipment. In connection with the plan of disposal, the Company determined that the carrying value of such assets exceeded their fair values. Accordingly, a loss of $14,000, which is included as part of the Company's loss on disposition and impairment of assets and represents the excess of the carrying value of $18,000 over the fair value of $4,000, has been charged to operations in the year ended September 30, 1999. The fair value is based on the net selling price estimated relative to current market conditions. At December 31, 2000 management determined no further impairment was necessary.


NOTE 13 - DISCONTINUED OPERATIONS

On November 4, 1998, the Company adopted a formal plan to sell its silver and gold operations. Net assets of discontinued operations totaled $269,086. These assets consisted of the Company's mineral properties at that date.

During the year ended September 30, 1998, the Company purchased, through the issuance of 150,000 shares of its common stock, four patented mining claims known as the Rae Wallace Mine located north of Anchorage, Alaska. The property was recorded at the fair market value of the shares paid on the date of issuance at $0.50 per share for a total purchase price of $75,000. In the year ended September 30, 1999, the Company sold the property for $20,000, resulting in a loss of $55,000. The Company retained a 2.5% net smelter return in the property, which is not valued for financial purposes.

In July 2000, the Company entered into an agreement with New Jersey Mining Company (New Jersey) whereby the Company received 50,000 shares of New Jersey's restricted common stock in exchange for New Jersey's opportunity to earn a 100% interest less a net smelter royalty in the Company's unpatented claims in Kootenai County, Idaho. This agreement, concerning the claims known as the Silver Strand Mine, which was part of the Company's prior silver mining activities, will require a three-year work commitment totaling $200,000. If the work commitment is not met, the Company will receive additional common stock of New Jersey. The Company will retain a 1.5% net smelter return until an aggregate of $50,000 in net smelter royalties have been received. Thereafter, the Company's net smelter return will decrease to 0.5%.

Mineral property expense related to discontinued operations were recorded at $121,279 for the year ended September 30, 2000. For the three-month periods ended December 31, 2000 and 1999, the Company recognized no expenses related to the discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Our loss for the quarter ended December 31, 2000 was $745,000 which increased our accumulated deficit as of December 31, 2000 to $3,636,000. We have inadequate cash to fund our planned acquisition and exploration activities and other operations during the next 12 months. These factors raise substantial doubts about our ability to continue as a going concern without raising significant additional capital.

         Since February 2000, the exercise by Electrum LLC of its options to acquire our common stock and other private financing have generated approximately $1,289,000 in funds to finance our planned activities. As of February 12, 2001, we have borrowed approximately $335,000 from Electrum LLC, our largest stockholder, to fund certain activities pursuant to financial arrangements under which we can borrow an additional $50,000. We expect to borrow the remaining funds from Electrum in the near future. Electrum has agreed to convert at least $100,000 of the debt to equity and has received warrants exercisable until September 30, 2003 to purchase 285,000 shares of common stock for $1.50 per share. We need to seek additional financing from the public or private debt or equity markets to continue our business activities. In connection with our proposed reincorporation in Delaware, we will be increasing our authorized common stock from 30,000,000 to 100,000,000 shares, authorizing 20,000,000 shares of preferred stock and entering an arrangement with our largest shareholders which would give them the right to approve the issuance of equity securities. There can be no assurance that Electrum will continue to advance funds to us or that our efforts to obtain additional financing will be successful. If we are unable to raise additional capital, we may have to suspend or cease operations.

         If we are able to raise additional capital on acceptable terms, our primary business objective in 2001 will be to focus on the evaluation and possible acquisition of additional properties which have platinum group minerals potential. We will focus on satisfying the work commitments that are required on the Lake Owen property under the Lake Owen option agreement. We plan to spend from $100,000 to $400,000 during 2001 on claim-staking activities, scientific analyses of existing geologic data, and general exploration activities on the Lake Owen property. In addition, we anticipate spending from $200,000 to $300,000 on a selected basis on our other existing properties for reconnaissance and detailed exploration work, which may include geological mapping, geochemical sampling, and/or geophysical surveys. We expect to spend from $175,000 to $275,000 on new projects and acquisitions during this period if additional funds are available on acceptable terms for these activities. During the quarter ended December 31, 2000, our exploration expenditures totaled $104,000.

         As of December 31, 2000, we had a net operating loss for federal income tax purposes of approximately $3,500,000. A significant portion of this net operating loss may expire without it being utilized, as we may be unable to begin profitable operations, which would involve moving from being an exploration stage company to a development stage company and finally an operating entity, before its expiration. The net operating loss may be further limited under Internal Revenue Service rules concerning limitations from ownership changes. Our management believes there is no current basis for the recognition of the value of the deferred tax assets derived from the net operating loss. At such time that our management believes that profitable operations are imminent, the value of any net operating loss then available will be used to determine the net deferred tax asset, if any, to be recognized.

                           FORWARD-LOOKING STATEMENTS

         This Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties. Investors and prospective investors in our common stock can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "continue" and other similar words. Statements that contain these words should be read carefully because they discuss our future expectations, make projections of our future results of operations or of our financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the section captioned "Management's Discussion and Analysis or Plan of Operation," as well as any cautionary language in this Form 10-QSB, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors and prospective investors in our common stock should be aware that the occurrence of the events described in the "Management's Discussion and Analysis or Plan of Operation" section and elsewhere in this Form 10-QSB could have a material adverse effect on our business, operating results and financial condition.


PART II

ITEM 1.       LEGAL PROCEEDINGS.

              None.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

         RECENT SALES OF UNREGISTERED SECURITIES

         We had 18,467,320 shares of common stock issued and outstanding as of January 31, 2001. Of these shares, approximately 2.8 million shares may be sold without limitation under Rule 144, adopted under the Securities Act of 1933 (the "Securities Act"), and approximately 4.2 million shares can only be resold in compliance with Rule 144 volume limitations.

         Effective February 16, 1999, we completed a 1 for 10 reverse stock split of our common stock. Unless otherwise stated, all share amounts set forth in this Form 10-QSB are presented on a post-split basis.

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

         The issuances discussed under this section are exempted from registration under Rule 506 of the Securities Act ("Rule 504") or Section 4(2) of the Securities Act ("Section 4(2)"), as provided. All purchasers of the following securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sales of securities referred to in this section.

                  COMMON STOCK

1. On September 22, 2000, we issued 90,000 shares pursuant to Section 4(2) to a consultant in lieu of cash payment for consulting services valued at $18,000.

2. On October 10, 2000, we issued 33,333 shares pursuant to Section 4(2) to an employee for a purchase price of $10,000.

3. On October 15, 2000, we issued 10,000 shares pursuant to Section 4(2) to a consultant in lieu of cash payment for consulting services valued at $10,000.

4. In October 2000, we issued 3,000 shares pursuant to Section 4(2) to one of our officers in lieu of cash payment for services valued at $3,180.

5. On November 17, 2000, we issued 180,000 shares pursuant to Section 4(2) valued in the aggregate at approximately $215,000 to a consultant as partial payment for consulting services. In January 2001, these shares were surrendered in connection with termination of the consulting agreement and replaced by warrants as set forth below.

6. On December 6, 2000, we issued 2,200 shares pursuant to Section 4(2) to one of our employees in lieu of salary payments with a value of $1,826.

7. In December 2000, we issued 100,000 shares pursuant to Rule 506 to two investors for a purchase price of $100,000.

                  WARRANTS

1. On November 1, 2000, we granted to a consultant pursuant to Section 4(2) warrants until November 1, 2005 to purchase 820,000 shares at an exercise price of $1.50 per share. The warrants were to vest as follows: 250,000 share vested on November 1, 2000; 250,000 shares vest on May 1, 2001; 200,000 shares vest on November 1, 2001; and 120,000 shares vest on May 1, 2002. On January 18, 2001, the agreement underlying the warrant grant was terminated, and only the warrants for 250,000 shares which vested on November 1, 2000 remain outstanding.

2. In January 2001, we granted to a consultant pursuant to Section 4(2) warrants until January 2003 to purchase 180,000 shares at an exercise price of $1.50 per share.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              None.

ITEM 5.       OTHER INFORMATION.

              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)     Exhibits

The following Exhibit is filed herewith.

EXHIBIT
NO.        DESCRIPTION OF EXHIBITS
-------    -----------------------
23.1       Consent of Williams & Webster, P.S., dated February 19, 2001.


--------------


              (b)     Reports on Form 8-K.

         We did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TREND MINING COMPANY



Dated:  February 19, 2001           By:   /s/ Kurt J. Hoffman
                                         -------------------------------------
                                         Kurt J. Hoffman
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

                                  EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------
23.1             Consent of Williams & Webster, P.S., dated February 19, 2001.
