Form 10KSB/A
period 2000-09-30
TREND MINING CO
filed 2001-03-27
CIK 1115954

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
  (MARK ONE)

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         Commission file number 0-31159

                              TREND MINING COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MONTANA                                    81-0304651
(State of Incorporation or Organization)   (I.R.S. Employer Ide ntification No.)

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

                                     PART I

ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTY

     Trend Mining Company, incorporated in Montana in 1968, has been engaged since 1998 in the acquisition and exploration of platinum group metals properties, primarily in the United States. From 1968 through 1984, our activities consisted primarily of acquiring, exploring and leasing to third parties properties with silver potential. From 1984 to late 1996, our company was dormant. We are an exploration stage company, and our activities have been limited to exploring and acquiring rights to explore properties which we believe are prospective for platinum group metals. We have identified and commenced prospecting efforts in several areas in favorable geologic terrain in Wyoming, Montana, Nevada, Oregon, California and Saskatchewan, Canada. There can be no assurance that any of our properties contain a commercially viable ore body or reserves. None of our properties are in production, and consequently we have no operating income or cash flow.

     We intend to reincorporate in Delaware in the near future, subject to the approval of our Board of Directors and our shareholders. In connection with reincorporation, we would amend our charter to increase substantially the number of authorized shares of common stock from 30,000,000 to 100,000,000 shares, to authorize the issuance of 20,000,000 shares of preferred stock by action of the Board of Directors without stockholder approval, to authorize the issuance of Series A preferred stock and to eliminate cumulative voting for directors. Each issuance by us of equity securities would require the consent of the holder of the Series A preferred stock. See "Certain Relationships and Related Transactions - Tigris Financial Group Ltd. and Electrum LLC."

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

     According to publications of the CPM Group, which is managed and majority owned by Jeffrey Christian, one of our directors, approximately 6.9 million ounces of palladium and 5.1 million ounces of platinum were consumed in 1999, with less than five percent of palladium and slightly less than one third of platinum used for jewelry manufacture. CPM Group reports that palladium prices averaged approximately $359 per ounce in 1999, an increase of approximately 29 percent over the previous year, and have averaged approximately $585 per ounce in the first eleven months of 2000. Platinum prices averaged approximately $373 per ounce in 1999, a slight increase over 1998 prices, and have averaged approximately $475 in the first eleven months of 2000, their highest levels since 1990. Trend was a sponsor of this CPM Group survey.

                             EXPLORATION PROPERTIES

     We currently own 14 platinum group metals mineral exploration properties and have the right to acquire two such properties. These properties are described below. See "Property Location Maps" for maps showing the location of each property.

LAKE OWEN, WYOMING

     LOCATION AND ACCESS. The Lake Owen platinum group metals property is located in Albany County, Wyoming, in the Medicine Bow-Routt National Forest. The Lake Owen property is approximately 40 miles southwest of Laramie, Wyoming and can be reached by paved highways and gravel roads.

     LAND STATUS. In July 1999, we entered into a three-year option agreement with General Minerals Corporation, owner of a block of unpatented mining claims comprising a portion of the Lake Owen property, that gives us the option to earn a 100% interest in 104 unpatented claims. General Minerals acquired some of these unpatented mining claims from Chevron Minerals in the early 1990s, and subsequently located additional claims. Terms of that agreement (as subsequently amended) include the following:

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

     - On the effective date of the option agreement, we issued to General Minerals 715,996 shares of our common stock, and in May 2000, we issued an additional 129,938 shares to General Minerals, giving it approximately 25% of our outstanding common stock at that time. We have subsequently issued an additional 200,000 shares of our common stock and warrants exercisable until June 2002 to purchase an additional 200,000 shares of common stock to General Minerals pursuant to an amendment to the option agreement, and have issued 416,961 shares to General Minerals upon exercise of their preemptive rights under the original option agreement. The shares owned by General Minerals now represent approximately 9% of our outstanding common stock.

     - If we exercise the option to acquire a 100% interest in these 104 unpatented mining claims by completing the exploration expenditures described above, those claims will be subject to a 4% net profits interest with respect to ore mined from the property payable to either Chevron Minerals, which originally located certain of the claims, or to General Minerals.

     We located an additional 509 unpatented mining claims in an agreed area of interest near the Lake Owen property in the first half of 2000. We are obligated to pay to Chevron Minerals or General Minerals a 4% net profits interest with respect to these claims and any other claims we acquire in an area of interest.

     EXPLORATION HISTORY. Chevron Minerals initiated geological reconnaissance exploration at Lake Owen in 1982, which included detailed surface geologic mapping, geochemical sampling, and geophysical surveys. Chevron Minerals later completed thirteen diamond-drill holes totaling approximately 5,200 feet in the 1980s and early 1990s. Drilling consisted of relatively shallow angle holes generally less than 250 feet in vertical depth, and encountered several zones of encouraging platinum group metal mineralization.

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

     GEOLOGY AND MINERALIZATION. The Lake Owen property is a platinum-gold-palladium occurrence hosted in an extensive layered igneous intrusive complex with a lateral dimension of approximately four by six miles. The complex is about 1.4 billion years old and occurs as a steeply dipping body of rock along the margin of the Archean Wyoming Province. The exposed stratigraphic thickness of these rock units is approximately 20,000 feet.

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

     GEOLOGY AND MINERALIZATION. The Albany property is a platinum-palladium-rhodium occurrence hosted along the contact of mafic dikes and a granite stock on the northern edge of a large iron-magnesium-rich complex. Our limited geochemical sampling program conducted in 1999 returned encouraging platinum group metal values.

SPRUCE MOUNTAIN, WYOMING

     LOCATION AND ACCESS. The Spruce Mountain platinum group metals property is located in Albany County, Wyoming, in the Medicine Bow-Routt National Forest. The Spruce Mountain property is approximately 35 miles southwest of Laramie, Wyoming and can be reached by paved highways and gravel roads.

     LAND STATUS. We staked 42 unpatented mining claims in this area in mid-2000 and own a 100% interest in the claim block.

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

     LAND STATUS. We staked 179 unpatented mining claims in this area in September 2000 and own a 100% interest in the claim block.

     EXPLORATION HISTORY. Exploration has occurred throughout this area historically, and small amounts of platinum group metals were produced by placer mining from drainages.

     GEOLOGY. Mafic, ultramafic and metamorphic rocks overlie and host several known hydrothermal platinum group metal occurrences in dikes, veins and shear zones. Placer gold and platinum group metals are present in several streams that drain the area.

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

     GEOLOGY AND MINERALIZATION. Our claims are located on the eastern portion of the Mullen Creek layered intrusive complex, which consists of strongly deformed and metamorphosed mafic and ultramafic rocks. The area is situated on the southwest portion of the New Rambler mining district.

VANGUARD, MONTANA

     LOCATION AND ACCESS. The Vanguard platinum group metals property, formerly named Lady of the Lake, is located on Bureau of Land Management land in Madison County, Montana. The property is approximately 12 miles northeast of Sheridan and is accessible only by helicopter or trail.

     LAND STATUS. In early 2000, we located 121 unpatented mining claims in the Lady of the Lake layered iron-magnesium-rich complex. We own a 100% interest in the claim block.

     EXPLORATION HISTORY. The Vanguard area was initially mapped and geochemically sampled in the mid 1980s by a small exploration company. Our review of the results of that program indicates the existence of anomalous platinum, palladium and gold values throughout the district. In 1987, that company staked unpatented mining claims, which covered the known anomalous mineralization. Shortly thereafter, a third party who had leased the claim group began a surface mapping and sampling program. After approximately one year, the lease was terminated, and the original locator continued to perform exploration work on the claims sporadically during the 1990s. The claims were abandoned prior to the location of our claims. Our claim block covers the same ground that had been covered by the previous claims.

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

INTREPID, MONTANA

     LOCATION AND ACCESS. The Intrepid platinum group metals property is comprised of eight unpatented mining claims located within the Vanguard claim block in Madison County, Montana. The property is approximately 12 miles northeast of Sheridan and is accessible only by helicopter or trail.

     LAND STATUS. In March 2000, we entered into a three year lease and option agreement under which we have the right to acquire a 100% interest in the Intrepid claims. Upon entering into the agreement, we paid the claim owners $5,800 and 100,000 shares of common stock. Under this agreement, the Company is obligated to incur exploration expenditures of not less than $10,000 by September 30, 2001, $15,000 by March 4, 2002 and $15,000 by March 4, 2003. In
addition, the Company must make advance royalty payments of $10,000 by March 4, 2001, $25,000 by March 4, 2002 and $35,000 each year thereafter. In March 2001, the Company and the claim holders agreed to replace the March $10,000 advance royalty payment with a $9,000 payment due May 11, 2001. In connection with this agreement, the Company issued to the holders 3,000 shares of common stock on March 11 with an aggregate value of $2,400.

     During the option period, the Intrepid claims are subject to a net smelter royalty of 3% of all ores produced and sold from the Intrepid claims. We have the right to exercise the purchase option at any time for a total purchase price of $320,000, with any advance royalty payments credited against the purchase price, and the claim holders retaining a 0.5% net smelter royalty. We have agreed to issue an additional 100,000 shares to the claim holders if the Company has not terminated the agreement by November 2001.

     EXPLORATION HISTORY. The Intrepid claims are located within the Vanguard claim block. See "- Vanguard, Montana - Exploration History."

     GEOLOGY AND MINERALIZATION. The Intrepid claims are located within the Vanguard claim block. See "- Vanguard, Montana - Exploration History."

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

     GEOLOGY AND MINERALIZATION. The McCormick Creek property is a platinum-palladium-gold occurrence hosted in a mafic dike that intruded altered sediments of the Burke Formation, which is the lowermost section of the Ravalli Group within the Belt Supergroup. The dike at McCormick Creek is one of a series of sub-parallel, repetitious mafic dikes that intruded the Ravalli quartzites throughout the region.

     The mafic dike that occurs on our property is located due south of the past producing Green Mountain copper-gold-platinum mine, which is situated on the Flathead Indian Reservation. The mafic dike is possibly similar to, or possibly an extension of, the Green Mountain dike. The dike may be geologically similar with respect to primary sulfide mineralogy and associated platinum group and precious metal mineralization.

STILLWATER COMPLEX CLAIMS, MONTANA

     LOCATION AND ACCESS. The Stillwater Complex Claims platinum group metals property is located in Stillwater County in south central Montana. The claims are situated approximately five miles southeast of Nye, Montana and can be reached by paved highways and gravel roads.

     LAND STATUS. We staked 395 unpatented lode claims in three separate claim blocks in the Stillwater mafic-ultramafic layered intrusive complex in south central Montana from July through October 2000. We own a 100% interest in each of the claim blocks.

     EXPLORATION HISTORY. Johns-Manville Corporation geologists discovered palladium and platinum in this area, approximately one mile from our claims, during the early 1970s. This discovery was developed as the Stillwater mine, which is the largest producer of platinum group metals in North America

     GEOLOGY AND MINERALIZATION. Our claims are located within the Stillwater mafic-ultramafic layered intrusive complex and present a number of platinum group metal targets including chromite "reef"-type occurrences, basal massive sulfide deposits containing nickel, copper and platinum group metals, and hydrothermal-type targets.

PETER LAKE, SASKATCHEWAN, CANADA

     LOCATION AND ACCESS. The Peter Lake platinum group metals property, formerly named Reindeer Lake, is located near Peter Lake in northern Saskatchewan, Canada, approximately 190 air miles north/northeast from La Ronge, Saskatchewan. The property is accessible only by airplane or helicopter.

     LAND STATUS. The Peter Lake property consists of five mining claim units covering approximately 27,000 hectares, or 67,000 acres, or about 100 square miles. We own 100% of the mining claim units.

     EXPLORATION HISTORY. The Peter Lake claims are a portion of the Peter Lake intrusive complex. In 1982, exploration geologists discovered platinum and palladium-bearing sulfides in this area. During the mid-1980s, additional exploration revealed that the lower gabbroic sequence contained platinum-palladium-copper-nickel occurrences spread over a strike length of approximately 81 miles. Additional exploration work was completed this year by another company.

     GEOLOGY AND MINERALIZATION. The Peter Lake complex, with a length of 180 kilometers (approximately 112 miles) and a width of 30 kilometers (approximately 19 miles), is one of the largest layered complexes in the world. The Peter Lake complex represents reef type platinum group metals mineralization that has undergone some metamorphism and hydrothermal remobilization.

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

     GEOLOGY AND MINERALIZATION. The Hard Rock Johnson property is located within the historic Bunkerville Mining district, which produced platinum, palladium, gold, silver, copper, lead, nickel, tungsten and cobalt. The claims are situated within a northeast-trending belt of gneiss and schist that is crosscut by fault zones and intruded by irregular, coarse grained dikes. Precious and base metal mineralization is hosted within dikes that occur throughout the project area.

     The zone of mineralization is over 2,000 feet wide and extends at least two miles in strike length along a north 70 degrees east structural zone that is parallel to the regional metamorphic foliation. The primary sulfides associated with platinum group metals are chalcopyrite, pyrite, pyrrhotite, and magnetite, which occur as disseminated grains and pods throughout the dikes. Platinum and nickel are most likely associated with magmatic pyrite.

WILLOW SPRINGS, NEVADA

     LOCATION AND ACCESS. The Willow Springs platinum group metals property is located in Nye County, Nevada. The Willow Springs property is approximately 30 miles north of Tonopah, Nevada and can be reached by paved highways and gravel roads.

     LAND STATUS. We staked 31 unpatented lode claims in this area during March 2000 and own a 100% interest in the claim block.

     EXPLORATION HISTORY. Several shafts and prospects dating from the 1800s are present in the area.

     GEOLOGY AND MINERALIZATION. Our claim area contains mafic-ultramafic rocks that are surrounded by sediments. The area hosts anomalous nickel and copper mineralization over a three-mile strike length, part of which is on our claims, that occurs as stains and disseminations within the mafic and sedimentary rocks. Reconnaissance geochemical samples collected by us during 2000 returned anomalous platinum group metal values.

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

     EXPLORATION HISTORY. Pole Corral is situated within the Rattlesnake Terrain of the Klamath Mountains geologic province. Within the Pole Corral project area, sporadic exploration and mining have occurred throughout the 1900s, as indicated by the prospect pits and small mines which we encountered. During our preliminary geochemical sampling program, we found encouraging platinum group metals mineralization.

     GEOLOGY AND MINERALIZATION. The Pole Corral property is a platinum-rhodium-ruthenium-iridium occurrence hosted in mafic rocks of the Rattlesnake Terrain. Podiform and disseminated chromite have been encountered on our property and throughout the region. Zoned felsic intrusives comprise the margins of the mafic rocks and are also manifest as pegmatoids within the project area.

CISCO BUTTE, CALIFORNIA

     LOCATION AND ACCESS. The Cisco Butte platinum group metals property is located in Nevada County, California. The Cisco Butte property is approximately 50 miles northwest of the town of Red Bluff, and can be reached by paved interstate highway and gravel roads.

     LAND STATUS. We staked 33 unpatented lode claims in this area during September 2000 and own a 100% interest in the claim block.

     EXPLORATION HISTORY. No evidence of previous exploration was observed within our claim block.

     GEOLOGY AND MINERALIZATION. Our claims are located on the eastern portion of the Emigrant Gap mafic-ultramafic terrain, which measures approximately 14 miles long and five miles wide. Samples collected during initial reconnaissance activities detected anomalous platinum group metals mineralization within mafic-ultramafic rocks.

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

     EXPLORATION HISTORY. During the first half of the 20th century, the Shamrock property area was explored for mercury, copper and nickel.

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

     The U.S. Bureau of Mines encountered anomalous platinum group metals mineralization in drill hole composite samples and delineated two small, near surface base metal ore deposits. The Bureau reported assay results from a bulk metallurgical sample of 0.030 ounce per ton platinum, 1.3% nickel, 1.1% copper, and 0.07% cobalt.

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

     During the mid 1980s, Freeport Exploration investigated the Shamrock property for its platinum group metals potential. Freeport staked approximately 40 lode claims, conducted geologic mapping, surface and underground sampling, and completed about nine miles of ground magnetic surveys. In June 1999, we staked our five lode claims on ground where Freeport had located its drill holes, and we conducted limited surface and underground geologic mapping and sampling. All of our underground samples returned encouraging precious and base metal mineralization.

     GEOLOGY AND MINERALIZATION. The Shamrock property is a platinum group metals, gold, copper, nickel, and cobalt occurrence associated with dikes that intrude rocks of the May Creek Formation. The May Creek Formation is composed of quartz-mica schist, iron-magnesium-rich schist/gneiss, and highly altered quartzite. Various intrusive rocks are also present on the property.

     Platinum group metals, gold, nickel, copper, and cobalt are probably hosted in magmatic pyrite and other sulfide minerals. These sulfides may comprise as much as 40% of the rock and occur as disseminations, blebs, and masses within the tabular, course-grained, highly altered dikes. Weak but pervasive sulfide mineralization is also disseminated throughout most of the adjacent May Creek Formation.

OTHER PROPERTIES

     During the year ended September 30, 1990, we purchased through the issuance of 150,000 shares of common stock, the Rae Wallace Company, which owned 4 patented mining claims located just north of Anchorage, Alaska. In May 1999, we sold the Rae-Wallace Company to another exploration company for $20,000 and retained a 2.5% net smelter return production royalty on the production of minerals from the property.

     We have recently sold, or are holding for sale the other properties described below, which had been acquired for their potential for minerals other than platinum group minerals.

     - In July 2000, we sold 15 unpatented mining claims in Kootenai County, Idaho, comprising the Silver Strand property to New Jersey Mining Company in exchange for 50,000 shares of its common stock valued at $5,000 and its commitment to spend a total of $200,000 on exploration of the property over the three year period ending in July 2003. We also retained a 1.5% net smelter return production royalty, decreasing to 0.5% once we have received payments totaling $50,000, on the production of minerals from the Silver Strand property. During the three year period, we may reacquire the property if New Jersey Mining Company does not complete the required expenditures or chooses to terminate the purchase agreement. We owned approximately 8% of the common stock of New Jersey Mining Company at the time of this transaction. Kurt Hoffman, our President, Chief Executive Officer and a director, is a director of New Jersey Mining Company. Fred Brackebusch, the President, Treasurer, and a director and majority owner of New Jersey Mining Company, is one of our directors.

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

                                  OFFICE LEASES

     Our executive offices are located at 401 Front Avenue, Suite 1, Second Floor, Coeur d'Alene, Idaho 83814, and our telephone number is (208) 664-8095. We lease our office space under a three-year lease for monthly rent payments of $2,656.

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

NO PRODUCTION HISTORY SINCE THE 1980S - WE HAVE NOT MINED ANY PLATINUM GROUP METALS.

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

HISTORY OF LOSSES - WE EXPECT LOSSES TO CONTINUE FOR AT LEAST THE NEXT THREE YEARS.

     As an exploration company that has no recent production history, we have incurred losses since the inception of our current exploration activities in 1998. We expect to continue to incur additional losses for at least the next three years due to expenses associated with the research, exploration and development of our mineral properties. As of September 30, 2000, we had an accumulated deficit of $3,367,520. There can be no assurance that we will achieve or sustain profitability in the future.

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

POTENTIAL FUTURE SALES PURSUANT TO RULE 144 COULD DEPRESS OUR STOCK PRICE AND ADVERSELY AFFECT OUR ABILITY TO RAISE ADDITIONAL EQUITY FINANCING.

     Of our outstanding shares of common stock as of December 15, 2000, substantially all are currently "restricted securities," as that term is defined in Rule 144 under the Securities Act. In general, under Rule 144 a person who has satisfied a one-year holding period may sell limited numbers of shares. Rule 144 also permits the sale of shares without any quantity limitation, by persons who are not our affiliates and who have beneficially owned the shares for a minimum period of two years. As of December 15, 2000, approximately 4.2 million shares, or 23%, of our outstanding common stock, have been held for one year and may be sold in limited quantities, and approximately 2.8 million shares, or 16%, of our outstanding common stock have been held for two years or more by persons who are not our affiliates and thus may be sold without quantity limitations. The possible sale of these restricted shares may have a depressive effect on the price of our securities and such sales, if substantial, might also adversely affect our ability to raise additional equity capital.

     Over the next twelve months, approximately 13.5 million shares may be sold in limited quantities, and approximately 5 million shares may be sold without quantity limitations.

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

                             PROPERTY LOCATION MAPS


MAP - LAKE OWEN AND ALBANY              MAP - CENTENNIAL WEST




MAP - SPRUCE MOUNTAIN                   MAP - DOUGLAS CREEK

MAP - KEYSTONE                          MAP - MCCORMICK CREEK




MAP - VANGUARD / INTREPID               MAP - STILLWATER COMPLEX

MAP - PETER LAKE COMPLEX                MAP - WILLOW SPRINGS



MAP - HARDROCK JOHNSON                  MAP - POLE CORRAL

MAP - SHAMROCK                          MAP - CISCO BUTTE

                                GLOSSARY OF TERMS

AMPHIBOLITE: granular metamorphic rocks.

ANOMALY: a deviation from uniformity or regularity in geophysical or geochemical quantities.

ARCHEAN: geologic age older than 2,500,000 years.

BLEBS: a vesicle, blister or bubble.

BRECCIA: rock in which angular fragments are surrounded by a mass of fine-grained minerals.

CHALCOPYRITE: the main copper ore, which is widely occurring and found mainly in veins.

CIRCULATION DRILL: a rotary drill or rotary percussion drill in which the drilling fluid and cuttings return to the surface through the drill pipe, minimizing contamination.

CRETACEOUS AGE: the geologic age period dating from approximately 68 million years to 142 million years.

CROSS CUTS: a horizontal opening driven from a shaft and (or near) right angles to the strike of a vein or other ore body.

DIAMOND DRILL: a type of rotary drill in which the cutting is done by abrasion rather than by percussion. The hollow bit of the drill cuts a core of rock which is recovered in long cylindrical sections.

DISSEMINATED: fine particles of mineral dispensed through the enclosing rock.

DEVELOPMENT: work carried out for the purpose of opening up a mineral deposit and making the actual extraction possible.

DIKES: a tabular igneous intrusion that cuts across the structures of surrounding rock.

DIP: the angle at which a vein, structure or rock bed is inclined from the horizontal as measured at right angles to the strike.

DRIFTS: a horizontal passage underground that follows along the length of a vein or mineralized rock formation.

EXPLORATION: work involved in searching for ore by geological mapping, geochemistry, geophysics, drilling and other methods.

GABBRO: Dark colored basic intrusive rocks. Intrusive equivalent of volcanic basalt.

GEOCHEMISTRY: study of variation of chemical elements in rocks or soils.

GEOPHYSICS: study of the earth by quantitative physical methods.

GNEISS: a layered or banded crystalline metamorphic rock the grains of which are aligned or elongated into a roughly parallel arrangement.

HYDROTHERMAL: pertaining to hot water, especially with respect to its action in dissolving, re-depositing, and otherwise producing mineral changes within the earth's crust.

INTRUSION/INTRUSIVE: a volume of igneous rock that was injected, while still molten, into the earth's crust or other rocks.

LITHOLOGY: The character of a rock described in terms of its structure, color, mineral composition, grain size and arrangement of its component parts.

MAFIC: Pertaining to or composed dominantly of the ferromagnesian rock-forming silicates; used to describe some igneous rocks and their constituent minerals.

METAMORPHISM: The mineralogical and structural changes in solid rock that have been caused by heat and pressure at depth over time.

MINERALIZATION: the concentration of metals and their compounds in rocks, and the processes involved therein.

NORITE: a course grained igneous rock formed at great depth.

ORE: material that can be economically mined and processed.

ORE BODY: a continuous, well-defined mass of material of sufficient ore content to make extraction economically feasible.

OUTCROP: the part of a rock formation that appears at the earth's surface, often protruding above the surrounding ground.

PYRITE: the most widespread sulfide mineral.

PYROXENITE: any group of minerals.

QUARTZITE: a sedimentary rock consisting mostly of silica sand grains that have been welded together by heat and compaction.

RECLAMATION: the restoration of a site after exploration activity or mining is completed.

SCHIST: a foliated metamorphic rock the grains of which have a roughly parallel arrangement.

SEDIMENTARY ROCKS/SEDIMENTS: rocks resulting from the consolidation of loose sediments of older rock transported from its source and deposited.

SHEAR OR SHEARING: The deformation of rocks by lateral movement along numerous parallel planes, generally resulting from pressure and producing such metamorphic structures as cleavage and schistosity.

SILLS: a near horizontal flat-bedded strata of intrusive rock.

SULFIDE: a metallic mineral containing unoxidized sulphur.

STRIKE: the course or bearing of a vein or a layer of rock.

ULTRAMAFIC: said of an igneous rock composed chiefly of mafic materials.

UNPATENTED MINING CLAIM: a parcel of property located on federal lands pursuant to the U.S. General Mining Law of 1872 and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode mining claim is granted certain rights including the right to explore and mine such claim.

VEIN: an epigenetic mineral filling the fault or other fracture, in tabular or sheetlike form, often with associated replacement of the host rock, or a mineral deposit of this form or origin.


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

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     MARKET INFORMATION

     Until May 2000, our shares were traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (NASD) under the trading symbol "TRDM." Our shares are now traded on the "pink sheets" maintained by Pink Sheets LLC. Our shares began trading in 1968. Summary trading by quarter for the 2000, 1999 and 1998 fiscal years are as follows:

    FISCAL QUARTER      HIGH BID [1]  LOW BID [1]
    --------------      ------------  -----------
2000
  Fourth Quarter         $   1.60      $   0.60
  Third Quarter          $   1.06      $   0.50
  Second Quarter         $   1.06      $   0.28
  First Quarter          $   0.44      $   0.26

1999
  Fourth Quarter         $   0.44      $   0.08
  Third Quarter          $   1.06      $   0.41
  Second Quarter         $   0.45      $   0.19
  First Quarter          $   0.50      $   0.19

1998
  Fourth Quarter         $   0.63      $   0.25
  Third Quarter          $   1.00      $   0.63
  Second Quarter         $   1.88      $   0.63
  First Quarter          $   1.88      $   1.25

[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

As of December 15, 2000, we had approximately 960 holders of record of our common stock.

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

     Certain shares issued in non-cash transactions have been revalued to more accurately reflect their fair market value on the date of issuance. Descriptions of these transactions include both the fair market value and the value previously reported.

          COMMON STOCK

     1. In October 1999, we issued 112,500 shares, valued at $34,875, pursuant to Rule 504 to a consultant as payment for consulting services, which shares were previously valued at $6,750.

     2. In October 1999, we issued a total of 38,750 shares, valued at $12,013, pursuant to Rule 504 to a consultant as payment for consulting services, which shares were previously valued at $3,875.

     3. In October 1999, we issued 85,000 shares, valued at $26,350, pursuant to Rule 504 to a consultant as payment for consulting services, which shares were previously valued at $5,100.

     4. In October 1999, we issued 37,425 shares, valued at $11,602, pursuant to Rule 701 to a consultant as payment for consulting services, which shares were previously valued at $3,743.

     5. On October 4, 1999, we issued 50,000 shares, valued at $13,000, pursuant to Rule 504 to a consultant as payment for consulting services, which shares were previously valued at $5,000.

     6. On October 22, 1999, we issued 25,000 shares to two investors pursuant to Rule 504 for an aggregate purchase price of $5,000.

     7. In November 1999, we issued 4,327 shares, valued at $1,341, to a consultant pursuant to Rule 701 as payment for consulting services, which shares were previously valued at $1,125.

     8. On November 30, 1999, we issued 52,694 shares, with an aggregate value of $16,334, pursuant to Rule 701 to certain of our officers in lieu of cash payments for their services, which shares were previously valued at $13,400.

     9. In December 1999, we issued 1,200 shares, valued at $420, to an employee pursuant to Rule 504 in lieu of salary payments.

     10. On December 31, 1999, we issued 1,000,000 shares pursuant to Section 4(2) to an accredited investor for an aggregate purchase price of $100,000.

     11. On January 15, 2000, we issued 200,000 shares, with an aggregate value of $66,000, pursuant to Rule 504 to four investors in exchange for common stock of New Jersey Mining Company, which shares were previously valued at $26,000.

     12. On January 17, 2000, we issued 65,285 shares, valued at $21,544, pursuant to Rule 504 to two investors as repayment of indebtedness, which shares were previously valued at $16,321.

     13. On January, 25, 2000, we issued 14,286 shares pursuant to Rule 504 to an investor for a purchase price of $5,000.

     14. In January and March 2000, we issued 90,000 shares, valued at $64,950, pursuant to Rule 504 to a consultant as payment for consulting services, which shares were previously valued at $9,000.

     15. In February 2000, we issued 10,000 shares, valued at $7,200, to a consultant pursuant to Rule 504 as payment for consulting services, which shares were previously valued at $1,500.

     16. On February 25, 2000, we issued 16,667 shares, valued at $11,000, pursuant to Rule 701 to a consultant as payment for consulting services, which shares were previously valued at $5,000.

     17.  In February and March 2000, we issued 3,500,000 shares pursuant to
Section 4(2) to an accredited investor for an aggregate purchase price of $490,000.

     18. On March 24, 2000, we issued 50,000 shares, with an aggregate value of $51,500, pursuant to Rule 504 to three investors in connection with the acquisition of an option to acquire certain mineral properties, which shares were previously valued at $15,000.

     19. From March to July 2000, we issued 15,000 shares, valued at $13,425, pursuant to Rule 701 to one of our officers in lieu of cash payments for services, which shares were previously valued at $7,920.

     20. In April 4, 2000, we issued 50,000 shares, with an aggregate value of $37,500, pursuant to Rule 504 to three investors in connection with the acquisition of an option to acquire certain mineral properties, which shares were previously valued at $15,000.

     21.  In May 2000, we issued 9,975 shares, valued at $6,284, pursuant to
Section 4(2) to a consultant as payment for consulting services, which shares were previously valued at $5,985.

     22. In May and June 2000, we issued an additional 746,899 shares, with an aggregate value of $159,773, pursuant to Section 4(2) to an existing investor at prices ranging from $0.06 to $0.60 per share as additional payments for mineral properties and in connection with the exercise of preemptive rights, which shares were previously valued at $99,773.

     23.  In June 2000, we issued 1,000 shares, valued at $700, pursuant to
Section 4(2) to a consultant as payment for consulting services.

     24.  On June 29, 2000, we issued an additional 1,597,588 shares pursuant to
Section 4(2) to an existing accredited investor for an aggregate purchase price of $100,000.

     25. On June 30, 2000, we issued 150,000 shares, with an aggregate value of $105,000, to ten of our directors pursuant to Section 4(2) as compensation for their board service, which shares were previously valued at $52,500.

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

     29. On August 25, 2000, we issued 1,500 shares, valued at $1,500, pursuant to Rule 701 to one of our directors as compensation for board services, which shares were previously valued at $1,050.

     30. On August 31, 2000, we issued 15,000 shares pursuant to Rule 504 to an existing investor for a purchase price of $4,575.

     31. In August and September 2000, we issued 7,000 shares, valued at $9,230, pursuant to Rule 701 to an one of our officers in lieu of cash payments for services, which shares were previously valued at $8,675.

     32. On September 22, 2000, we issued 90,000 shares, valued at $72,900, pursuant to Section 4(2) to a consultant as payment for consulting services, which shares were previously valued at $18,000.

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

     2. On February 25, 2000, we granted to an employee as compensation pursuant to Rule 701 an option until February 25, 2002 to purchase 33,333 shares for an exercise price of $0.30 per share, or $10,000 in the aggregate. This option was exercised on October 10, 2000.

     3. On April 11, 2000, we granted options under Rule 701 to purchase 67,000 shares in the aggregate at an exercise price of $0.50 per share to six of our directors. These options are exercisable from April 15, 2000 until April 15, 2003. None of these options has yet been exercised.

          WARRANTS

     1. In June 2000, we sold a warrant pursuant to Section 4(2) to purchase 7,979,761 shares at an exercise price of $0.40 per share to Tigris Financial Group, an existing accredited investor, in exchange for a $10,000 cash payment. This warrant expires on September 20, 2003 and has not yet been exercised. On March 12, 2001, the warrant was amended to remain exercisable until September 30, 2006.

     2. On June 12, 2000, we sold a warrant pursuant to Section 4(2) to purchase 200,000 shares at an exercise price of $0.70 per share to an existing investor as partial consideration for the relinquishment of certain anti-dilution rights. This warrant expires on June 12, 2002 and has not yet been exercised.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We have incurred losses in the year ended September 30, 2000 of $2,184,000 and had an accumulated deficit as of September 30, 2000 of $3,368,000. We have inadequate cash to fund our planned acquisition and exploration activities and other operations during the next 12 months. These factors raise substantial doubts about our ability to continue as a going concern without raising significant additional capital.

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

     As of September 30, 2000, we had a net operating loss for federal income tax purposes of approximately $2,000,000. A significant portion of this net operating loss may expire without it being utilized, as we may be unable to begin profitable operations, which would involve moving from being a new exploration stage company to a development stage and finally an operating entity, before its expiration. The net operating loss may be further limited under Internal Revenue Service rules concerning limitations from ownership changes. Our management believes there is no current basis for the recognition of the value of the deferred tax assets derived from the net operating loss. At such time that our management believes that profitable operations are imminent, the value of any net operating loss then available will be used to determine the net deferred tax asset, if any, to be recognized.


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

ITEM 7. FINANCIAL STATEMENTS


Consolidated Financial Statements                                           Page
----------------------------------                                          ----
Independent Auditor's Report ...........................................    F-1

Balance Sheet at September 30, 2000 and 1999 ...........................    F-2

Consolidated Statement of Operations and Comprehensive Income (Loss)
  for the Years Ended September 30, 2000 and 1999 ......................    F-3

Consolidated Statement of Stockholders' Equity for the Years
  Ended September 30, 2000 and 1999 ....................................    F-4

Consolidated Statement of Cash Flows for the Years Ended
  September 30, 2000 and 1999 ..........................................    F-6

Notes to the Consolidated Financial Statements .........................    F-7


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

     Name                           Position                                   Age
     ----                           --------                                   ---
Kurt J. Hoffman          President and Chief Executive Offier                   33
Blaze Julum              Vice President                                         38
Thomas K. Mancuso        Vice President and Chief Operating Officer             41
Brian L. Miller          Chief Financial Officer, Treasurer and Secretary       47

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

     BRIAN L. MILLER. Mr. Miller became Chief Financial Officer, Treasurer and Secretary in December 2000. Prior to joining Trend, Mr. Miller provided consulting services to Trend from November to December 2000. Also during 2000, Mr. Miller provided consulting servcies to Steffen, Robertson and Kirsten, an international firm which provides environmental, mining, economic, water and geotechnical services to the mining and natural resources industries. From 1996 to 2000, Mr. Miller worked for Cyprus Amax Minerals Company, a multinational diversified mining company, serving as Director for Business Development from 1997 to 2000 and as Director of Business Development for Cyprus Amax Coal Company from 1996 to 1997. Prior to joining Cyprus, Mr. Miller spent 11 years in various positions at The Pittston Company, including Director of Reporting, Director of Operations Review and Assistant Director-Analysis and Planning. Mr. Miller holds an A.B. in urban studies/ political science from Columbia College, a M.P.P. in public policy from the University of California, Berkeley and an M.B.A. in finance and accounting from the Columbia University Graduate School of Business.

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

     The Lake Owen option agreement was amended in June 2000. Pursuant to that amendment, General Minerals agreed to give up certain anti-dilution protections and the right to participate in future stock offerings. In return, we issued to General Minerals in June 2000 an additional 200,000 shares of our common stock valued at $120,000, and warrants to purchase an additional 200,000 shares of our common stock at any time during a two-year period ending in June 2002 at $0.70 per share. In addition, in connection with the amendment of the Lake Owen option agreement, General Minerals exercised its rights under the original option agreement to purchase 416,961 shares of our common stock for an aggregate purchase price of $23,351.

     TIGRIS FINANCIAL GROUP LTD. AND ELECTRUM LLC: On December 29, 1999, we entered into a stock purchase agreement with Tigris Financial Group Ltd., under which Tigris purchased 1,000,000 shares of our common stock for $100,000, and was granted rights to acquire additional common stock and warrants. Tigris is solely owned by Thomas S. Kaplan, who beneficially owns approximately 48 percent of our common stock. Tigris has assigned certain of its rights under the stock purchase agreement to Electrum LLC. Mr. Kaplan has, pursuant to a voting trust agreement expiring March 31, 2001, voting and dispositive control of all of our securities owned by Electrum LLC. Because our securities are a significant asset of Electrum, controlled by Mr. Kaplan, Electrum is an affiliate of Tigris.

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

     In addition, under the stock purchase agreement, Tigris and Electrum have the right to proportional representation on our board of directors, and we agreed to retain the CPM Group as financial advisors. Tigris and Electrum have not exercised their rights to representation on our board of directors. We also agreed that at the request of Tigris, we would use reasonable efforts to divest ourselves of our silver exploration properties. Tigris and Electrum have demand registration rights. In November 2000, Electrum requested that we register all of the common stock, warrants and common stock underlying the warrants currently held by Tigris and Electrum and assigned by Electrum to others.

     In November 2000, we entered into an agreement with Electrum under which we have borrowed $135,000 to fund certain expenses. The loan bears interest at the annual rate of 5% and is due upon the earlier to occur of the closing of a public or private debt or equity financing or December 1, 2005. In December 2000, we entered into an agreement with Electrum under which we have the right to borrow up to $250,000 to fund our operating costs, with our specific uses of funds to be approved in advance by Electrum. The loan obtained under this agreement bears interest at the annual rate of 8%, payable semi-annually in arrears, and is due upon the earlier to occur of the closing of a public or private debt or equity financing or June 30, 2001.

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

     CPM GROUP: CPM Group is managed and majority owned by Jeffrey M. Christian, a director of our company. CPM Group performs various services for us, including public and shareholder relations, research and market intelligence on platinum group metal markets and financial advisory functions in connection with possible mergers and acquisitions. CPM Group has not performed services for and is not affiliated with Tigris or Electrum.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

     The following Exhibits are filed herewith, or have been previously filed with the Securities Exchange Commission and are incorporated by reference herein

Exhibit
No.       Description of Exhibits
-------   -----------------------

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

 10.3     Letter Agreement between John Ryan and Trend Mining Company dated July
          12, 2000. (1)

 10.4     Letter Agreement dated November 10, 2000, between Electrum LLC and
          Trend Mining Company.

 10.5     Loan Agreement dated as of November 17, 2000, between Electrum LLC and
          Trend Mining Company.

 10.6     Loan Facility Agreement dated as of December 6, 2000, between Electrum
          LLC and Trend Mining Company.

 23.1     Consent of Williams & Webster, P.S., dated March 23, 2001.

 23.3     Consent of CPM Group, dated September 25, 2000. (1)

-------------------

(1) Incorporated by reference to our Registration Statement on Form 10-SB, Amendment No. 1, filed with the Securities and Exchange Commission on September 27, 2000.

     REPORTS ON FORM 8-K

     We did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed March 23, 2001 on its behalf by the undersigned, thereunto duly authorized.

                                        TREND MINING COMPANY
                                          Registrant


                                        By: /s/ Kurt J. Hoffman
                                           ---------------------------------
                                           Kurt J. Hoffman
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.


        Signature                     Title                           Date
        ---------                     -----                           ----


/s/ Kurt J. Hoffman           President, Chief Executive         March 23, 2001
------------------------       Officer and Director (principal
    Kurt J. Hoffman            executive officer)


/s/ Brian L. Miller           Chief Financial Officer,           March 23, 2001
------------------------       Treasurer and Secretary
    Brian L. Miller            (principal financial and
                               accounting officer)


/s/ J. Michael Sharratt       Chairman of the Board              March 23, 2001
------------------------       and Director
    J. Michael Sharratt


/s/ Jeffrey M. Christian      Director                           March 23, 2001
------------------------
    Jeffrey M. Christian


/s/ Arthur E. Johnson         Director                           March 23, 2001
------------------------
    Arthur E. Johnson


/s/ Blaze G. Julum            Director                           March 23, 2001
------------------------
    Blaze G. Julum


/s/ Ishiung J. Wu             Director                           March 23, 2001
------------------------
    Ishiung J. Wu

                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX



Consolidated Financial Statements                                          Page
----------------------------------                                         ----
Independent Auditor's Report ...........................................    F-1

Consolidated Balance Sheet at September 30, 2000 and 1999 ..............    F-2

Consolidated Statement of Operations and Comprehensive Income (Loss)
  for the Years Ended September 30, 2000 and 1999 ......................    F-3

Consolidated Statement of Stockholders' Equity for the Years
  Ended September 30, 2000 and 1999 ....................................    F-4

Consolidated Statement of Cash Flows for the Years Ended
  September 30, 2000 and 1999 ..........................................    F-6

Notes to the Consolidated Financial Statements .........................    F-7


The Board of Directors
Trend Mining Company
Coeur d'Alene, Idaho


                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of Trend Mining Company (formerly Silver Trend Mining Company) (an exploration stage company) as of September 30, 2000 and 1999, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended and for the period from October 1, 1996 (inception of exploration stage) to September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States of America generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trend Mining Company as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, and for the period from October 1, 1996 (inception of exploration stage) to September 30, 2000, in conformity with United States of America generally accepted accounting principles.

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

As discussed in Notes 14 and 15 to the financial statements, certain errors in the valuing of stock transactions and other matters have been corrected by management of the Company during the current year. The effect of these errors is summarized in Note 15 and results in an understatement of net losses for the years ended September 30, 2000 and 1999 of $337,180 and $139,346, respectively. Accordingly, an adjustment has been made to accumulated deficit to correct for these errors.

Williams & Webster, P.S.
CERTIFIED PUBLIC ACCOUNTANTS
Spokane, Washington

December 15, 2000 (Except for Notes 14 and 15, as to which the date is March 15, 2001.)

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS

                                                              September 30,
                                                        --------------------------
                                                           2000           1999
                                                        (Restated)     (Restated)
                                                        ----------     -----------
ASSETS

CURRENT ASSETS
      Cash                                              $   102,155    $     8,998
      Prepaid expenses                                        1,725          1,000
      Equipment held for resale                               4,000          4,000
                                                        -----------    -----------
             Total Current Assets                           107,880         13,998
                                                        -----------    -----------
MINERAL PROPERTIES                                          311,006        339,959
                                                        -----------    -----------
PROPERTY AND EQUIPMENT                                       40,177            997
                                                        -----------    -----------
OTHER ASSETS
      Investments                                           107,250         96,750
                                                        -----------    -----------
TOTAL ASSETS                                            $   566,313    $   451,704
                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                  $   334,328    $    14,264
      Accrued expenses                                       19,447         26,256
      Deferred mineral property acquisition costs                --         46,242
      Note payable                                               --          2,000
      Current portion of long term debt                       2,992             --
                                                        -----------    -----------
             Total Current Liabilities                      356,767         88,762
                                                        -----------    -----------
LONG-TERM DEBT, net of current portion                       10,389             --
                                                        -----------    -----------
COMMITMENTS AND CONTINGENCIES                                    --             --
                                                        -----------    -----------
STOCKHOLDERS' EQUITY
      Common stock, no par value, 30,000,000
             shares authorized; 18,232,776 and
             5,345,511 shares issued and outstanding,
             respectively                                 3,525,025      1,505,463
      Stock options and warrants                             42,065          2,659
      Pre-exploration stage accumulated deficit            (383,418)      (383,418)
      Accumulated deficit during exploration stage       (2,984,102)      (799,663)
      Accumulated other comprehensive income (loss)            (413)        37,901
                                                        -----------    -----------
             TOTAL STOCKHOLDERS' EQUITY
                                                            199,157        362,942
                                                        -----------    -----------
TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                              $   566,313    $   451,704
                                                        ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                   For the Period
                                                                                         From
                                                                                   October 1, 1996
                                                                                    (Inception of
                                                          For the Year Ended      Exploration Stage)
                                                     -----------------------------       to
                                                     September 30,   September 30,   September 30,
                                                         2000            1999           2000
                                                      (Restated)      (Restated)      (Restated)
                                                     --------------------------------------------
REVENUES                                             $         --    $         --    $         --
                                                     ------------    ------------    ------------
EXPENSES
      Mineral property expense                            824,415         114,651       1,070,141
      General and administrative                          455,714         141,751         632,502
      Officers and directors compensation                 258,732         116,559         392,541
      Legal and professional                              362,090          12,745         384,680
      Depreciation                                         10,823             288          11,111
                                                     ------------    ------------    ------------
          Total Expenses                                1,911,774         385,994       2,490,975
                                                     ------------    ------------    ------------
OPERATING LOSS                                         (1,911,774)       (385,994)     (2,490,975)
                                                     ------------    ------------    ------------
OTHER INCOME (EXPENSES)
      Dividend and interest income                          1,249             319           6,339
      Loss on disposition and impairment of assets       (118,753)       (191,674)       (311,979)
      Gain on investment sales                              5,420           1,177           1,309
      Financing expense                                  (159,544)         (2,659)       (193,723)
      Interest expense                                     (1,137)           (504)         (1,651)
      Miscellaneous income                                    100           5,790           6,578
                                                     ------------    ------------    ------------
          Total Other Income (Expense)                   (272,665)       (187,551)       (493,127)
                                                     ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                      (2,184,439)       (573,545)     (2,984,102)

INCOME TAXES                                                   --              --              --
                                                     ------------    ------------    ------------
NET LOSS                                               (2,184,439)       (573,545)     (2,984,102)
                                                     ------------    ------------    ------------
OTHER COMPREHENSIVE INCOME (LOSS)
      Change in market value of investments               (38,314)        (79,179)           (413)
                                                     ------------    ------------    ------------
NET COMPREHENSIVE LOSS                               $ (2,222,753)   $   (652,724)   $ (2,984,515)
                                                     ============    ============    ============
BASIC AND DILUTED NET LOSS PER SHARE,                $      (0.21)   $      (0.19)   $      (0.43)
                                                     ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                        10,282,013       3,086,697       6,940,919
                                                     ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                      Restated
                                                   Common Stock
                                             -------------------------      Stock                        Other
                                                Number                   Options and   Accumulated    Comprehensive
                                              of Shares       Amount       Warrants      Deficit         Income         Total
                                             -----------   -----------   -----------   -----------    -------------  -----------
Balance, October 1, 1996                       1,754,242   $   680,760   $        --   $  (383,418)   $        --    $   297,342

Common stock issuances as follows:
    - for cash at $0.50 per share                200,000       100,000            --            --             --        100,000
    - for payment of liabilities and
        expenses at $0.50 per share               45,511        22,756            --            --             --         22,756
Net loss for the year ended September 30,
  1997                                                --            --            --      (109,614)            --       (109,614)
                                             -----------   -----------   -----------   -----------    -----------    -----------
Balance, September 30, 1997                    1,999,753       803,516            --      (493,032)            --        310,484

Common stock issuances as follows:
    - for mineral property at $0.50 per
        share                                    150,000        75,000            --            --             --         75,000
    - for lease termination at $0.50 per
        share                                     12,000         6,000            --            --             --          6,000
    - for debt at $0.50 per share                 80,000        40,000            --            --             --         40,000
    - for cash at $0.20 per share                  7,500         1,500            --            --             --          1,500
    - for compensation at $0.50 per share          9,000         4,500            --            --             --          4,500

Net loss for the year ended September 30,
  1998                                                --            --            --      (116,504)            --       (116,504)
Other comprehensive income                            --            --            --            --        117,080        117,080
                                             -----------   -----------   -----------   -----------    -----------    -----------
Balance, September 30, 1998                    2,258,253       930,516            --      (609,536)       117,080        438,060

Common stock issuances as follows:
    - for cash at an average of $0.07 per
        share                                    555,000        41,000            --            --             --         41,000
    - for prepaid expenses at $0.33 per
        share                                     50,000        16,500            --            --             --         16,500
    - for consulting services at an
        average of $0.20 per share               839,122       167,152            --            --             --        167,152
    - for mineral property at $0.13 per
        share                                    715,996        89,631            --            --             --         89,631
    - for officers' compensation at an
        average of $0.24 per share               300,430        73,526            --            --             --         73,526
    - for debt, investment and expenses at
        $0.30 per share                            9,210         2,763            --            --             --          2,763
    - for directors' compensation at an
        average of $0.25 per share                16,500         4,125            --            --             --          4,125
    - for rent at $0.25 per share                  1,000           250            --            --             --            250
    - for equipment at $0.30 per share           600,000       180,000            --            --             --        180,000

Issuance of stock options for financing
  activities                                          --            --         2,659            --             --          2,659

Net loss for the year ended September 30,
  1999                                                --            --            --      (573,545)            --       (573,545)

Other comprehensive loss                              --            --            --            --        (79,179)       (79,179)
                                             -----------   -----------   -----------   -----------    -----------    -----------

Balance, September 30, 1999                    5,345,511   $ 1,505,463   $     2,659   $(1,183,081)   $    37,901    $   362,942
                                             -----------   -----------   -----------   -----------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                      Restated
                                                   Common Stock
                                             -------------------------      Stock                        Other
                                                Number                   Options and   Accumulated    Comprehensive
                                              of Shares       Amount       Warrants      Deficit         Income         Total
                                             -----------   -----------   -----------   -----------    -------------  -----------
Balance, October 1, 1999                       5,345,511     1,505,463         2,659    (1,183,081)        37,901        362,942

Common stock and option issuances as follows:
    - for employee, officer and director
      compensation at an average of
      $0.61 per share                            231,361       142,760        11,406            --             --        154,166
    - for officers' and directors'
      compensation at an average of $1.19
      per share                                   11,500        13,730            --            --             --         13,730
    - for services at an average of $0.47
      per share                                  530,177       251,635            --            --             --        251,635
    - for mineral property at $0.89 per
      share                                      100,000        89,000            --            --             --         89,000
    - for investments at $0.33 per share         200,000        66,000            --            --             --         66,000
    - for cash at an average of $0.11 per
      share                                   11,419,009     1,298,651            --            --             --      1,298,651
    - for incentive fees at $0.33 per share       65,285        21,544            --            --             --         21,544
    - for deferred mineral property
      acquisition costs at $0.13 per share       129,938        16,242            --            --             --         16,242
    - for modification of stockholder
      agreement at $0.60 per share               200,000       120,000        18,000            --             --        138,000

Cash received for the issuance of common stock
      warrants for 7,979,761 shares of
      stock                                           --            --        10,000            --             --         10,000

Miscellaneous common stock adjustments                (5)           --            --            --             --             --

Net loss for the year ended September 30,
  2000                                                --            --            --    (2,184,439)            --     (2,184,439)

Other comprehensive loss                              --            --            --            --        (38,314)       (38,314)
                                             -----------   -----------   -----------   -----------    -----------    -----------
Balance, September 30, 2000                   18,232,776   $ 3,525,025   $    42,065   $(3,367,520)   $      (413)   $   199,157
                                             ===========   ===========   ===========   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                   For the Period
                                                                                         From
                                                                                   October 1, 1996
                                                                                    (Inception of
                                                          For the Year Ended      Exploration Stage)
                                                     -----------------------------       to
                                                     September 30,   September 30,   September 30,
                                                         2000            1999           2000
                                                      (Restated)      (Restated)      (Restated)
                                                     ------------    ------------    ------------
Cash flows from operating activities
   Net loss                                          $ (2,184,439)   $   (573,545)   $ (2,984,102)
   Adjustments to reconcile net income (loss)
   to net cash used by operating activities:
      Depreciation                                         10,823             288          11,111
      Loss (gain) on investment sales                      (5,420)         (1,177)          3,847
      Loss on disposition and impairment of
        assets                                            118,753         191,674         311,979
      Common stock issued for services
        and expenses                                      251,635         184,823         465,214
      Common stock and options issued as
        compensation                                      167,896          77,651         250,047
      Stock options issued for financing
        activities                                             --           2,659           2,659
      Common stock and warrants issued
        for agreement modification                        138,000              --         138,000
      Common stock issued for incentive fees               21,544              --          21,544
   Changes in assets and liabilities:
     Inventory                                                 --              --           3,805
     Prepaid expenses                                        (725)         (1,000)         (1,725)
     Accounts payable                                     320,064           8,571         324,065
     Accrued expenses                                      (6,809)         13,506          19,447
                                                     ------------    ------------    ------------
   Net cash used in operating activities               (1,168,678)        (96,550)     (1,434,109)
                                                     ------------    ------------    ------------
Cash flows from investing activities:
     Payment of deposit                                    (1,000)             --          (1,000)
     Return of deposit                                      1,000              --           1,000
     Proceeds from sale of equipment                           --          33,926          33,926
     Proceeds from sale of mineral property                    --          20,000          20,000
     Purchase of furniture and equipment                  (35,910)           (450)        (37,195)
     Payments for mineral properties and
     acquisition costs                                    (35,800)        (10,000)        (45,800)
     Proceeds from investments sold                        27,606          16,146          71,287
                                                     ------------    ------------    ------------
   Net cash provided (used) by investing
     activities                                           (44,104)         59,622          42,218
                                                     ------------    ------------    ------------
Cash flows from financing activities:
     Payments on notes payable and short term
       borrowings                                          (2,712)             --          (2,712)
     Sale of warrants for common stock                     10,000              --          10,000
     Proceeds from short term borrowings                       --           2,000          42,000
     Sale of common stock                               1,298,651          41,000       1,441,151
                                                     ------------    ------------    ------------
   Net cash provided by financing activities            1,305,939          43,000       1,490,439
                                                     ------------    ------------    ------------
NET INCREASE IN CASH                                       93,157           6,072          98,548

CASH, BEGINNING OF YEAR                                     8,998           2,926           3,607
                                                     ------------    ------------    ------------
CASH, END OF YEAR                                    $    102,155    $      8,998    $    102,155
                                                     ============    ============    ============
SUPPLEMENTAL INFORMATION:
   Interest paid                                     $      1,137    $        504           1,651
   Taxes paid                                        $         --    $         --              --

Non-cash financing activities:
   Common stock issued for acquisition of
     mineral properties                              $    105,242    $     89,631    $    269,873
   Common stock issued for acquisition of
     mining equipment                                $         --    $    180,000    $    180,000
   Common stock issued for services and
     expenses                                        $    251,635    $    184,823    $    465,214
   Common stock issued for investment                $     66,000    $      1,000    $     67,000
   Common stock issued for debt                      $         --    $        842    $     40,842
   Deferred acquisition costs on mining
     property                                        $         --    $     46,242    $     46,242
   Stock options issued for financing
     activities                                      $         --    $      2,659    $      2,659
   Common stock issued for incentive fees            $     21,544    $         --    $     21,544
   Common stock and warrants issued
     for agreement modifications                     $    138,000    $         --    $    138,000
   Common stock and options issued as
     compensation                                    $    167,896    $     77,651    $    250,047
   Purchase of equipment with financing
     agreement                                       $     14,093    $         --    $     14,093
   Investments received for mineral property         $      5,000    $         --    $      5,000

   The accompanying notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Trend Mining Company (formerly Silver Trend Mining Company) ("the Company") was incorporated on September 7, 1968 under the laws of the State of Montana for the purpose of acquiring, exploring and developing mining properties. From 1984 to late 1996, the Company was dormant. In November 1998, the Company changed its focus to exploration for platinum and palladium related metals. In February 1999, the Company changed its name from Silver Trend Mining Company to Trend Mining Company to better reflect the Company's change of focus to platinum group metals. The Company conducts operations primarily from its offices in Coeur d'Alene, Idaho. The Company has elected a September 30 fiscal year-end. As part of the Company's Annual Meeting held on February 23, 2001, the stockholders approved reincorporation of the Company as a Delaware corporation. (See Note 13)

The Company is actively seeking additional capital and management believes that additional stock can be sold to enable the Company to continue to fund its property acquisition and platinum group metals exploration activities. However, management is unable to provide assurances that it will be successful in obtaining sufficient sources of capital.

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

Outstanding options and warrants representing 8,307,594 and 250,000 shares for the years ended September 30, 2000 and 1999, respectively, have been excluded from the calculation of diluted loss per share as they would be antidilutive.

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

EXPLORATION STAGE ACTIVITIES
The Company has been in the exploration stage since October 1, 1996, when the Company emerged from a period of dormancy, and has no revenues from operations. The Company is primarily engaged in the acquisition and exploration of mineral properties. Should the Company locate a commercially viable reserve, the Company would expect to actively prepare the site for extraction. The Company's accumulated deficit prior to the exploration stage was $383,418.

EXPLORATION COSTS
In accordance with generally accepted accounting principles, the Company expenses exploration costs as incurred. Exploration costs expensed during the year ended September 30, 2000 were $824,415. The exploration costs expensed during the Company's exploration stage were $1,070,141.

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

GOING CONCERN
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $2,184,439 for the year ended September 30, 2000 and has an accumulated deficit during the exploration stage of $2,984,102. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding.

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

IMPAIRED ASSET POLICY
In March 1995, the Financial Accounting Standards Board issued a statement SFAS No. 121 titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts whenever events or changes in circumstances indicate that an asset may not be recoverable. Properties are acquired and recorded at fair values negotiated in arm's length transactions. Although the Company expenses as costs the exploration and maintenance of its properties and claims, if results of exploration warrant an assessment of the carrying value of a mineral property's acquisition cost, or if the Company has an indication that the recorded fair value has declined, such costs will be reviewed and any impairment will be recognized at that time.

INVESTMENT POLICIES
The Company uses the average cost method to determine the gain or loss on investment securities held as available-for-sale based upon the accumulated cost bases of specific investment accounts.

MINERAL PROPERTIES
The Company capitalizes only amounts paid in cash or stock as consideration for the acquisition of real property. Properties are acquired and recorded at fair values negotiated in arm's length transactions. Costs and fees paid to locate and maintain mining claims, or to maintain mineral rights and leases, are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mineral properties are periodically assessed for impairment of value and any diminution in value is charged to operations at the time of impairment. Should a property be abandoned, its unamortized capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties abandoned or sold based on the proportion of claims abandoned or sold to the claims remaining within the project area.

NON-EMPLOYEE STOCK COMPENSATION
The Company values common stock issued for services, property and investments based upon the fair market value of the common stock which reflects the most recent trading value of Company stock.

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

NOTE 3 - MINERAL PROPERTIES

The following describes the Company's significant mineral properties:

WYOMING PROPERTIES
During the year ended September 30, 1999, the Company entered into an agreement with General Minerals Corporation (GMC) to acquire the Lake Owen Project located in Albany County, Wyoming. The agreement with GMC entitled the Company to receive 104 unpatented mining claims in exchange for 715,996 shares of common stock, $40,000 in cash to be paid in four quarterly payments of $10,000 and $750,000 in exploration expenditure commitments to be incurred over a three-year option period. In May 2000, the Company issued an additional 129,938 shares of common stock under this agreement for the acquisition of the Lake Owen Project. (See Note 4.) The Company has capitalized $145,873 for cash paid and common stock issued to acquire this Project.

The Company has located an additional 509 unpatented mining claims in an agreed area of interest near the Lake Owen Project.

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

Subsequent to the date of these financial statements, the Company located and staked 155 unpatented mining claims in Albany County, Wyoming, including 34 and 121 claims which were staked at the Douglas Creek and Keystone properties, respectively.

MONTANA PROPERTIES
During March 2000, the Company acquired an option to purchase 8 mining claims in Madison County, Montana, called the Intrepid Claims. The Company has paid $5,800 cash and issued 100,000 shares of its common stock at $0.89 per share under this option. If the Company has not terminated the agreement by November 2001, an additional 100,000 shares of its common stock will be issued. In the Company's acquisition of these claims, it has capitalized $94,800 for cash paid and common stock issued.

Additionally, the Company expensed $17,705 to stake 121 claims for the Vanguard Project. The Company has also expensed $30,425 to explore and stake 36 claims known as the McCormick Creek Project in Missoula County, Montana.

During the year ended September 30, 2000, the Company located and staked 211 claims in Stillwater County, Montana. Subsequent to the date of these financial statements, an additional 222 claims were staked and added, and 38 claims were abandoned, leaving a total of 395 claims.

OREGON PROPERTY
During the year ended September 30, 1999, the Company entered into an agreement in which it would explore and stake five claims located in Jackson County, Oregon known as the Shamrock property. All transactions have been completed and the Company has acquired title to these claims.

NEVADA PROPERTIES
During the year ended September 30, 1999, the Company entered into an agreement whereby Mountain Gold Exploration would explore and stake claims, transferring title to the Company upon completion thereof. Transactions were finalized for 13 claims known as the Hard Rock Johnson Property located in Clark County, Nevada.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 3 - MINERAL PROPERTIES (CONTINUED)

CANADIAN PROPERTY
In August 2000, the Company entered into an agreement whereby Spectra Management Corporation would explore and stake five claims representing about 67,000 acres for the Company in northern Saskatchewan. This property is known as the Peter Lake Claims.

NEVADA PROPERTY
In 1997, the Company acquired the Pyramid Mine, which consists of five unpatented lode mining claims near Fallon, Nevada. The claims are within the Walker Indian Reservation and located on the site of an old bombing range. As of the date of these financial statements, no clean up has commenced on these claims. The Company is not aware of any pending requirements for clean up of hazardous materials. The Company's acquisition of Pyramid Mine was capitalized at $70,333 for cash paid and common stock issued.

The following properties were disposed of during the last two years:

IDAHO PROPERTY
In July 2000, the Company entered into an agreement with New Jersey Mining Company (New Jersey) whereby the Company received 50,000 shares of New Jersey's restricted common stock in exchange for New Jersey's opportunity to earn a 100% interest less a net smelter royalty in the Company's unpatented claims in Kootenai County, Idaho. This agreement, concerning the claims known as the Silver Strand Mine, which was part of the Company's prior silver mining activities, will require a three-year work commitment by New Jersey totaling $200,000. If the work commitment is not met, the Company will receive additional common stock of New Jersey. The Company will retain a 1.5% net smelter return until an aggregate of $50,000 in net smelter royalties have been received. Thereafter, the Company's net smelter return will decrease to 0.5%. The value of the securities received was $5,000 and the Company recognized a loss from the property's capitalized acquisition cost of $118,753.

ALASKA PROPERTY
During the year ended September 30, 1998, the Company purchased, through the issuance of 150,000 shares of its common stock, four patented mining claims known as the Rae Wallace Mine located just north of Anchorage, Alaska. The property was recorded at the fair market value of the shares paid on the date of issuance at $0.50 per share for a total purchase price of $75,000. In the year ended September 30, 1999, the Company sold the property for $20,000, resulting in a loss of $55,000. The Company retained a 2.5% net smelter return in the property, which is not valued for financial purposes.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 4 - COMMON STOCK (CONTINUED)

The Company, from time to time, issues common stock in exchange for services, as compensation or for the acquisition of assets. Such stock is recorded at the fair market value on, or as near as possible to, the date of the transaction.

During the fiscal year ended September 30, 1999, the Company issued 555,000 shares of common stock for cash valued at $41,000; 839,122 shares of common stock valued at $167,152 for consulting services; 715,996 shares of common stock valued at $89,631 for a mineral property; and 300,430 shares of common stock valued at $73,526 as officer compensation. An additional 9,210 shares of common stock were issued for a debt, investments and expenses valued at $2,763. Directors of the Company were issued 16,500 shares of common stock valued at $4,125 for compensation. Also, 50,000 shares of common stock were issued for $16,500 in prepaid expenses, 1,000 shares of common stock were issued for $250 of storage rent and 600,000 shares of common stock were issued for $180,000 in mining equipment.

During the year ended September 30, 2000, the Company issued 226,194 shares of common stock, valued at $145,490 to officers and directors, as compensation; 530,177 shares of common stock valued at $251,635 for services provided to the Company; 100,000 shares of common stock valued at $89,000 in exchange for mineral property; 200,000 shares of common stock valued at $66,000 for New Jersey Mining Company common stock; 65,285 shares of common stock valued at $21,544 as incentive fees and 11,419,009 shares of common stock for cash of $1,298,651. The Company issued 16,667 shares of common stock valued at $11,000 to an employee as part of his employment agreement. The Company also issued to General Minerals Corporation (GMC) an additional 129,938 shares valued at $16,242 as part of the deferred acquisition cost of the Lake Owens Project. In addition, the Company issued 200,000 shares of common stock valued at $120,000 as partial consideration for the termination of certain preemptive rights held by GMC.

Subsequent to September 30, 2000, during the three month period ended December 31, 2000, the Company issued 10,000 shares of common stock valued at $11,500 for services, 5,200 shares of common stock valued at $5,880 as compensation, 33,333 shares of common stock from options exercised by an employee for cash of $10,000, and 100,000 shares of common stock sold for $100,000 cash as a private placement.

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS

The Company had a Stock Option Plan, which was initiated to encourage and enable qualified officers, directors and other key employees to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of ten percent of the currently issued and outstanding shares of the Company's common stock may be subject to, or issued pursuant to the terms of the plan. No options had been issued under the plan as of December 31, 2000, and the plan has been terminated. At the Company's Annual Meeting on February 23, 2001, the Company's shareholders approved the adoption of the 2000 Equity Incentive Plan. (See Note 13.)

None of the options described in this note was issued pursuant to a stock option plan.

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

During the fiscal year ended September 30, 2000, the Company's board of directors issued options to purchase 67,000 shares of its common stock at $0.50 per share to six retired directors. The options were based on years of service and are exercisable from April 15, 2000 to April 15, 2003. The fair value of these options estimated on the grant date using the Black-Scholes Option Price Calculation was $9,233.

As partial consideration for an amendment to the GMC option agreement, the Company granted to GMC in June 2000 a warrant to purchase 200,000 shares for $0.70 per share exercisable until June 12, 2002. The fair value of this warrant estimated on the date of issuance using the Black-Scholes Options Price Calculation was $18,000.

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

As of September 30, 2000, Tigris and Electrum own approximately 30% of the Company's outstanding common stock and, upon exercise of Electrum's warrants and assuming the Company has issued no other shares, would own nearly 50% of the Company's then outstanding common stock.

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

Following is a summary of the status of the options during the years ended September 30, 1999 and 2000:

                                                                           Weighted Average
                                                          Number of Shares  Exercise Price
                                                          ---------------- ---------------
Outstanding at October 1, 1998                                    180,000  $           .41
Granted                                                           150,000              .27
Exercised                                                              --               --
Forfeited                                                              --               --
Expired                                                           (80,000)             .20
                                                          ---------------  ---------------
Outstanding at September 30, 1999                                 250,000  $           .39
                                                          ===============  ===============
Options exercisable at September 30, 1999                         250,000  $           .39
                                                          ===============  ===============
Outstanding at October 1, 1999                                    250,000  $           .39
Granted                                                         9,990,595              .12
Exercised                                                      (9,962,762)             .11
Forfeited                                                              --               --
Revised                                                          (100,000)             .57
Expired                                                           (50,000)             .35
                                                          ---------------  ---------------
Outstanding at September 30, 2000                                 127,833  $           .50
                                                          ===============  ===============
Options exercisable at September 30, 2000                         127,833  $           .50
                                                          ===============  ===============

     Exercise Date
------------------------------
On or before July 19, 2001                                         15,000  $           .50
On or before February 25, 2002                                     33,333  $           .30
On or before July 19, 2002                                         12,500  $          1.00
On or before April 14, 2003                                        67,000  $           .50

In the subsequent period, the Company has issued additional warrants under consulting agreements. (See Note 13.)

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

In July 2000, the Company entered into an employment agreement with John Ryan, then the Chief Financial Officer, Secretary and Treasurer of the Company, under which Mr. Ryan received 3,000 shares per month of Trend common stock as compensation for his services. Mr. Ryan resigned in December 2000, and this agreement was terminated.

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

                                       September 30,          September 30,
                                           2000                    1999
                                   --------------------    --------------------
Furniture and Equipment            $             51,258    $              1,285
Less: Accumulated Depreciation                  (11,081)                   (288)
                                   --------------------    --------------------
                                   $             40,177    $                997
                                   ====================    ====================

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

The Company recognized a charge for other comprehensive loss of $38,314 for the year ended September 30, 2000, while the Company recognized a loss in other comprehensive income for change in market value of investments of $79,179 for the year ended September 30, 1999.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 8 - INVESTMENTS (CONTINUED)

Available-for-sale securities consist of common stock stated at fair value and are summarized as follows:

                                       September 30,          September 30,
         Investment                        2000                    1999
-------------------------          --------------------    --------------------
New Jersey Mining Company          $            107,250    $             94,000
Royal Silver Mines, Inc.                             --                   2,750
                                   --------------------    --------------------
                                   $            107,250    $             96,750
                                   ====================    ====================

NOTE 9 - NOTES PAYABLE

Following is a summary of long-term debt at September 30, 2000:

         Note payable to First Security Bank, N.A
                  Interest at 14.99%, secured by
                  1989 Chevrolet, payable in monthly
                  installments of $179 through
                  February 28, 2003                                    $  4,339

         Note payable to First Security Bank, N.A
                  Interest at 14.99%, secured by
                  1995 Ford F-250, payable in
                  monthly installments of $231
                  through April 7, 2005                                   9,042
                                                                       --------

                  Total notes payable                                    13,381
                  Less: Current maturities included in
                             current liabilities                         (2,992)
                                                                       --------
                                                                       $ 10,389
                                                                       --------

Following are the maturities of long-term debt for each of the next five years:

      2001                                                             $  2,992
      2002                                                                3,608
      2003                                                                2,884
      2004                                                                2,345
      2005                                                                1,552
                                                                       --------
                                                                       $ 13,381
                                                                       ========

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 10 - INCOME TAXES

At September 30, 2000, the Company has accumulated operating losses approximating $2,000,000. These operating losses may be offset against future taxable income, however there is no assurance that the Company will have income in the future. Accordingly, the potential tax benefit of the net operating loss carryforward is offset by a valuation allowance of the same amount. The Company's ability to utilize these net operating loss carryforwards may be limited by ownership changes.

The Company had not filed a tax return for year ended September 30, 1999, and was considered deficient with respect to that filing. In March 2001, the Company filed its Federal Income Tax Returns for the years ended September 30, 2000 and 1999. The above operating losses carried forward to the income tax returns, and it is unlikely that the Internal Revenue Service will impose penalties for underpayment of income taxes. However, the Company may be subject to failure to timely file penalties that are considered immaterial to these financial statements. No provision for the recoverability of tax benefits has been reported in the financial statements of the Company, due to their uncertainty.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

LAKE OWEN OPTION AGREEMENT
In July 1999, the Company executed an option agreement with General Minerals Corporation (hereinafter "GMC") wherein the Company can earn a 100% interest in a mineral property in Albany County, Wyoming in exchange for its payment of exploration expenditures during the three-year option period, which commenced on July 27, 1999. Under the agreement, the Company is obligated to spend $750,000 on exploration expenditures for this project, commonly known as the Lake Owen property, during the option period, with no less than $150,000 of such expenditures to be made within the first year. This agreement was amended in June 2000 to include $15,000 of geophysical survey work, which should be completed by December 31, 2000.

In consideration for the aforementioned option, the Company paid GMC $40,000 in cash and issued to GMC 715,996 shares in 1999 and 129,938 shares in 2000. In connection with the exercise and termination of certain preemptive rights, GMC acquired 616,961 shares and a warrant for an additional 200,000 shares.


In connection with a modification of the original GMC agreement, the Company issued 200,000 shares and warrants to acquire 200,000 additional shares at an exercise price of $0.70 per share expiring on June 12, 2002.


INTREPID OPTION AGREEMENT
In May 2000, the Company entered into a three year lease and option agreement under which it has the right to acquire a 100% interest in the eight Intrepid claims. Upon entering the agreement, the Company paid the claim owners $5,800 and 100,000 shares of common stock. The Company is obligated to make exploration expenditures of at least $10,000 by September 30, 2001, $15,000 by March 4, 2002 and $15,000 by March 4, 2003. In addition, the Company must make advance royalty payments of $10,000 by March 4, 2001, $25,000 by March 4, 2002 and $35,000 for
each year thereafter.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

During the option period, the Intrepid claims are subject to a net smelter royalty of 3% on all ores produced and sold from the Intrepid claims. The Company has the right to exercise the purchase option at any time for a total purchase price of $320,000, with any advance royalty payments to be credited against the purchase price, and the claim holders retaining a 0.5% net smelter royalty. The Company has agreed to issue an additional 100,000 shares to the claim holders if it has not terminated the agreement by November 2001.

LEASE AGREEMENTS
The Company rents office facilities in Coeur d'Alene, Idaho on a month-to-month basis for $350 per month. Total rents paid during the year ended September 30, 2000 were $3,150.

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

The minimum lease payment maturities to be paid for three years based upon year ending September 30 are as follows:

                       2001                          $    52,572
                       2002                               47,397
                       2003                               31,872
                                                     -----------
                       Total                         $   131,841
                                                     ===========



NOTE 12 - DISPOSAL AND IMPAIRMENT OF ASSETS

In late 1998, the Company acquired mining equipment valued at $180,000 in exchange for 600,000 shares of common stock with a value of $0.30 per share. Most of this equipment was sold during the year ending September 30, 1999 for $32,300, resulting in a realized loss of $129,700. In addition, an impairment of $14,000, representing the excess of the $18,000 carrying value of the remaining equipment over its fair value of $4,000, was included in the loss on disposition and impairment of assets charged to operations in the year ended September 30, 1999. The Company also recognized a loss of $55,000 on the sale of the Rae Wallace Mine, which had been acquired during 1998 for $75,000 in common stock and was sold in 1999 for $20,000. In addition, the Company sold miscellaneous equipment in 1999, recognizing $7,026 in additional gains. (See Note 3.)

During the year ended September 30, 2000, the Company recognized a loss of $118,753 on the sale of the Silver Strand Mine, for which it received New Jersey Mining Company stock valued at $5,000 and retained a royalty. The mine had been acquired for common stock in 1984. (See Note 3.)

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 13 - SUBSEQUENT EVENTS

CONSULTING AGREEMENTS
On November 17, 2000, the Company entered into a consulting agreement with R. H. Barsom Company, Inc., under which the consultant would perform certain services for the Company until June 30, 2001, for an advance fee of $100,000 and 180,000 shares of common stock. In early January 2001, the Company and the consultant agreed to terminate the agreement. In connection with the termination, the consultant surrendered the 180,000 shares of common stock and received warrants to purchase 180,000 shares of the Company's common stock at $1.50 per share, exercisable until January 2003.

On November 8, 2000, effective November 1, 2000, the Company entered into a 24-month agreement with Eurofinance Inc. under which the entity would assist the Company with certain investment community matters in return for a monthly fee of $5,000, plus expenses, and warrants to purchase 820,000 shares of common stock. The warrants were exercisable until November 1, 2005. In early January 2001, this agreement was terminated, with the Company no longer obligated for the remaining monthly fees, and only the warrant for 250,000 shares that vested on November 1, 2000 remains outstanding.

On October 31, 2000, the Company entered into a consulting agreement with Mr. Brian Miller under which Mr. Miller would perform certain services for the Company. Under this agreement, Mr. Miller received cash for his services and was granted 10,000 shares of common stock effective at the earlier of December 31, 2000 or the termination of the consulting arrangement. Mr. Miller satisfied his responsibilities under the agreement, and the 10,000 shares of common stock were issued on January 2, 2001.

MINERAL PROPERTIES
Subsequent to the date of these financial statements, the Company acquired additional properties. (See Note 3.)

RELATED PARTY LOANS
In November 2000, the Company borrowed $135,000 from Electrum. The loan bears interest at an annual rate of 5% and is due on the earlier of December 1, 2005 or upon the Company's completion of a public or private debt or equity financing.

In December 2000, the Company entered into an agreement with Electrum under which Electrum has borrowed $200,000 of $250,000 available. The funds obtained under this agreement bear interest at 8%, and repayment is due on the earlier of June 30, 2001 or upon the Company's completion of a public or private debt or equity financing.


In connection with these loan agreements, in February 2001, the Company granted to Electrum warrants to purchase 285,000 shares of its common stock at $1.50 per share, exercisable through September 30, 2003. Electrum may also elect to be repaid the total amounts outstanding under both loans in "units" of Trend securities, at the rate of one unit per each dollar owed. Each unit would consist of one share of common stock and a warrant to purchase one share of common stock at $1.50 per share, exercisable through September 30, 2003. Electrum has agreed that at least $100,000 of the November 2000 loan will be repaid in units.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)


On March 12, the Company entered into an agreement with Electrum under which the Company borrowed an additional $50,000 to fund its operating costs, on the same interest and repayment terms as the loans under the December loan agreement. Under this agreement, in March 2001, the Company granted to Electrum warrants to purchase 50,000 shares of its common stock at $1.50 per share, exercisable through September 30, 2006. The Company also agreed to extend through September 30, 2006 the expiration dates of the warrants to acquire 6,979,761 shares issued under the stock purchase agreement and the warrants to acquire 285,000 shares issued under the December loan agreement.


REINCORPORATION AND EQUITY INCENTIVE PLAN
On February 23, 2001, the Annual Meeting of the Shareholders was held and the following matters were approved:

REORGANIZATION AND REINCORPORATION
The Shareholders approved the reincorporation of the Company as a Delaware corporation pursuant to an agreement and plan of merger dated January 26, 2001. As a Delaware company, Trend will have 100,000,000 shares of authorized common stock with a par value of $0.01 per share, and 20,000,000 shares of authorized preferred stock with a par value of $0.01, with rights and preferences to be determined by the Company's Board of Directors. One share of Series A preferred stock will be created and issued to Mr. Kaplan and will require the holder's approval of all subsequent stock and equity issuances until such time as none of Mr. Kaplan, Electrum LLC and Mr. Edelman beneficially owns more than twenty percent of the Company's outstanding stock. Holders of the Company's common stock will vote on the continued existence of the Series A preferred stock at each subsequent annual meeting. If the Series A preferred stock is not continued, the outstanding share of Series A preferred stock will convert to one share of common stock.

2000 EQUITY INCENTIVE PLAN
The Shareholders approved the adoption of the 2000 Equity Incentive Plan and the reservation of 5,000,000 shares of Common Stock for distribution under the plan. These shares and options to acquire those shares may be granted to the Company's employees (including officers), directors and consultants. The plan will terminate on January 4, 2011. The exercise price of options granted under this plan will not be less than the fair market price on the date of grant and in some cases not less than 110% of the fair market price. The term, vesting schedule, transfer restrictions and termination are to be determined by the Company's Board of Directors.

On February 23, 2001, the Company issued under the plan to its then five non-employee directors an aggregate of 75,000 shares of common stock and options to acquire 75,000 shares with an exercise price of $0.80 per share exercisable until February 23, 2004. The Company also issued under the plan to its employees (including officers) options to acquire 1,125,000 shares with an exercise price of $0.80 per share exercisable until February 23, 2004.

INTREPID CLAIMS
In March 2001, the Company and the holders of the Intrepid claims agreed to replace the March $10,000 advance royalty payment with a $9,000 payment due May 11, 2001. In connection with this agreement, the Company issued to the holders 3,000 shares of common stock on March 11 with an aggregate value of $2,400.

NOTE 14 - CORRECTIONS OF ERRORS INCLUDED IN PREVIOUSLY ISSUED FINANCIAL
STATEMENTS

The Company has made the following corrections to previously filed financial statements for changes in accounting estimates and policies which are being accounted for as corrections of errors.

For the year ended September 30, 1998, the Company corrected its stock records for the issuance of 9,000 shares of common stock valued at $4,500 with adjustments to common stock and accumulated deficit. Also, the Company corrected its treatment of certain capitalized organizational expenses of $31,520 by charging to income after operations as a correction and change in accounting policy.

The Company considered its silver and gold operations as discontinued, but after further review determined that since these operations did not represent a distinct segment, it was not appropriate to account for them as discontinued operations. Changes made to previously filed financial statements for the year ended September 30, 1999 have been reversed and restated as results from continuing operations and dispositions of assets where appropriate.

For the year ended September 30, 1999, the Company made the following corrections:

COMMON STOCK:
The Company received a payment of $1,000, which was recorded as a stock purchase and should have been treated as miscellaneous income. The Company also duplicated its recording of stock issued for certain consulting services which, based upon prior valuations, had overvalued stock issuances by $11,503.

STOCK OPTIONS:
The Company originally omitted valuing certain stock options issued to a third party. The terms and conditions of these options, after review, were deemed to have a value of $2,659 using a Black-Scholes Option Price Calculation, which was recognized as a financing cost to the Company.

MINERAL PROPERTIES:
Previously the Company capitalized $14,529 in exploration costs, which should have been expensed under accounting policies generally accepted in the United States. The Company also did not include in its acquisition costs of its Lake Owen claims certain deferred acquisition costs of $16,242 that should have been capitalized at the original purchase date.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 14 - CORRECTIONS OF ERRORS INCLUDED IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

ACCRUED EXPENSE:
The Company had expenses associated with acquiring certain mineral claims that had not been recorded in the appropriate period totaling $14,470.

NOTES PAYABLE & DEFERRED MINERAL ACQUISITION COSTS:
A portion of the Company's commitments for the Lake Owen Acquisition was originally recorded as a Note Payable and was subsequently reclassified as a deferred acquisition commitment of $30,000.

The Company has made all of the appropriate changes and disclosures for the above correction. The financial statements and notes thereto have been changed to reflect the increase in accumulated deficit and net losses for 1999 and 1998 of $19,155 and $36,020, respectively.

NOTE 15 - CORRECTIONS OF ESTIMATES IN PREVIOUSLY FILED FINANCIAL STATEMENTS

The Company changed its method of determining the fair market value of certain stock and warrant issuances. The effect of this change on the years ended September 30, 2000 and 1999 are as follows:

                                                          For year ended September 30
                                                               2000       1999
                                                          ---------------------------
Mineral properties correction in value                       $ 59,000   $     --
Investments correction in value                                40,000         --
Services and associated expenses                              255,660    104,820
Compensation                                                   63,520     34,526
                                                             --------   --------
Change in valuation of common stock issued                    418,180    139,346
                                                             --------   --------
Value of warrant issued for modification of
  terms of agreement                                           18,000    139,346
                                                             --------   --------
Total corrections in value                                    436,180    139,346
                                                             --------   --------
Less: Correction in mineral property value                     59,000         --
      Correction in investment                                 40,000         --
                                                             --------   --------
Increase in net loss and accumulated deficit from the
  exploration stage                                          $337,180   $139,346
                                                             ========   ========

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 15 - CORRECTIONS OF ESTIMATES IN PREVIOUSLY FILED FINANCIAL STATEMENTS (CONTINUED)

The below information summarizes the effect on loss from operations, net loss and loss per share for the corrections in estimates in Note 15 and the correction of errors from Note 14.

Loss from operations as previously reported         $(1,725,980)    $  (370,537)
Correction of errors                                   (121,279)        (63,662)
Correction of estimates                                (337,180)       (139,346)
                                                    -----------     -----------
Loss from operations as corrected                    (2,184,439)       (573,845)
                                                    ===========     ===========
Net loss as previously reported                      (1,847,359)       (434,199)
Correction of estimates                                (337,180)       (139,346)
                                                    -----------     -----------
Net loss as corrected                                (2,184,439)       (573,545)
                                                    ===========     ===========
Loss per share as previous reported                 $      (.18)    $      (.14)
Correction of estimates                                    (.03)           (.05)
                                                    -----------     -----------
Loss per share as corrected                         $      (.21)    $      (.19)
                                                    ===========     ===========

The above changes and their effects on the financial statements are discussed in the appropriate notes to the restated financial statements.