Form 10QSB/A
period 2000-12-31
TREND MINING CO
filed 2001-03-27
CIK 1115954

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB/A

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                           COMMISSION FILE NO. 0-31159

                              TREND MINING COMPANY
        (Exact Name of Small Business Issuer as Specified in its Charter)

               MONTANA                                 81-0304651
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

              401 FRONT AVENUE
            SUITE 1, SECOND FLOOR
            COEUR D'ALENE, IDAHO                                   83814
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

                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Trend Mining Company (formerly Silver Trend Mining Company) (an exploration stage company) as of December 31, 2000 and the related statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the three months then ended, and for the period from October 1, 1996 (inception of exploration stage) to December 31, 2000. All information included in these financial statements is the representation of the management of Trend Mining Company.

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

The financial statements for the year ended September 30, 2000 were audited by us and we expressed an unqualified opinion on them in our report originally dated December 15, 2000. Except for procedures concerning corrections as discussed in Notes 14 and 15, we have not performed any auditing procedures since that date.

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

As discussed in Notes 14 and 15 to the financial statements, certain errors in the valuing of stock transactions and other matters have been corrected by management of the Company during the current year. The effect of these errors is summarized in Note 15 and results in an understatement of net losses for the years ended September 30, 2000 and 1999 of $337,180 and $139,346, respectively. The effect of these corrections for the quarter ending December 31, 2000 was an understatement of net loss by $2,374. Accordingly, an adjustment has been made to accumulated deficit to correct for these errors.

Williams & Webster, P.S.
CERTIFIED PUBLIC ACCOUNTANTS
Spokane, Washington

February 16, 2001 (Except for Notes 14 and 15, as to which the date is March 15, 2001.)

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS

                                                                          December 31,
                                                                              2000      September 30,
                                                                          (Unaudited)       2000
                                                                           (Restated)     (Restated)
                                                                           -----------    -----------
ASSETS

CURRENT ASSETS
    Cash                                                                   $    34,094    $   102,155
    Prepaid expenses                                                             3,424          1,725
    Equipment held for resale                                                    4,000          4,000
                                                                           -----------    -----------
       Total Current Assets                                                     41,518        107,880
                                                                           -----------    -----------
MINERAL PROPERTIES                                                             311,006        311,006
                                                                           -----------    -----------
PROPERTY AND EQUIPMENT, net of depreciation                                     35,690         40,177
                                                                           -----------    -----------
OTHER ASSETS
    Investments                                                                 98,820        107,250
                                                                           -----------    -----------
TOTAL ASSETS                                                               $   487,034    $   566,313
                                                                           ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                       $   474,871    $   323,228
    Accounts payable to directors and officers                                  30,795         11,100
    Accrued expenses                                                             7,639         19,447
    Note payable to stockholder                                                285,000             --
    Current portion of long-term debt                                            3,166          2,992
                                                                           -----------    -----------
       Total Current Liabilities                                               801,471        356,767
                                                                           -----------    -----------
LONG-TERM DEBT, net of current portion                                           9,471         10,389
                                                                           -----------    -----------
COMMITMENTS AND CONTINGENCIES                                                       --             --
                                                                           -----------    -----------
STOCKHOLDERS' EQUITY(DEFICIT)
    Common stock, no par value, 30,000,000 shares authorized;
      18,381,309 and 18,232,776 shares issued and outstanding,
      respectively                                                           3,654,578      3,525,025
    Stock options and warrants                                                 147,592         42,065
    Pre-exploration stage accumulated deficit                                 (383,418)      (383,418)
    Accumulated deficit during exploration stage                            (3,731,972)    (2,984,102)
    Accumulated other comprehensive income                                     (10,688)          (413)
                                                                           -----------    -----------
       TOTAL STOCKHOLDERS' EQUITY(DEFICIT)                                    (323,908)       199,157
                                                                           -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)                        $   487,034    $   566,313
                                                                           ===========    ===========

              See accompanying notes and accountant's review report

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                      For the Period
                                                                                      From October 1,
                                                       For the Three Months Ended     1996 (Inception
                                                       ----------------------------  of Exploration
                                                       December 31,    December 31,      Stage) to
                                                           2000            1999      December 31, 2000
                                                       (Unaudited)      (Unaudited)     (Unaudited)
                                                        (Restated)      (Restated)      (Restated)
                                                       ------------    ------------    ------------
REVENUES                                               $         --    $         --    $         --
                                                       ------------    ------------    ------------

EXPENSES
     Mineral property expense                               104,044          60,033       1,174,185
     General and administrative                             403,294          89,464       1,035,796
     Officers and directors compensation                     73,020          35,634         465,561
     Legal and professional                                 157,675           6,316         542,355
     Depreciation                                             4,487             100          15,598
                                                       ------------    ------------    ------------
         Total Expenses                                     742,520         191,547       3,233,495
                                                       ------------    ------------    ------------
OPERATING LOSS                                             (742,520)       (191,547)     (3,233,495)
                                                       ------------    ------------    ------------
OTHER INCOME (EXPENSE)
     Dividend and interest income                               108              25           6,447
     Loss on disposition and impairment of assets                --              --        (311,979)
     Gain (loss) on investment sales                         (3,500)          5,420          (2,191)
     Financing expense                                           --              --        (193,723)
     Interest expense                                        (1,958)             --          (3,609)
     Miscellaneous income                                        --             100           6,578
                                                       ------------    ------------    ------------
         Total Other Income (Expense)                        (5,350)          5,545        (498,477)
                                                       ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                                   (747,870)       (186,002)     (3,731,972)

INCOME TAXES                                                     --              --              --
                                                       ------------    ------------    ------------
NET LOSS                                                   (747,870)       (186,002)     (3,731,972)
                                                       ------------    ------------    ------------
OTHER COMPREHENSIVE LOSS
     Change in market value of investments                  (10,275)        (16,064)        (87,768)
                                                       ------------    ------------    ------------
NET COMPREHENSIVE LOSS                                 $   (758,145)   $   (202,066)     (3,819,740)
                                                       ============    ============    ============
BASIC AND DILUTED NET LOSS PER SHARE                   $      (0.04)   $      (0.03)   $      (0.45)
                                                       ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     18,288,419       5,496,290       8,267,529
                                                       ============    ============    ============

              See accompanying notes and accountant's review report

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                              Common Stock
                                                       ---------------------------  Stock                         Other
                                                        Number                    Options and    Accumulated   Comprehensive
                                                       Of Shares      Amount       Warrants        Deficit        Income
                                                     -----------    -----------   -----------    -----------    -----------
Balance, October 1, 1996                               1,754,242    $   680,760   $        --    $  (383,418)   $        --

Common stock issuances as follows:
   - for cash at $0.50 per share                         200,000        100,000            --             --             --
   - for payment of liabilities and expenses at
       $0.50 per share                                    45,511         22,756            --             --             --
Net loss for the year ended September 30, 1997                --             --            --       (109,614)            --
                                                     -----------    -----------   -----------    -----------    -----------
Balance, September 30, 1997                            1,999,753        803,516            --       (493,032)            --

Common stock issuances as follows:
   - for mineral property at $0.50 per share             150,000         75,000            --             --             --
   - for lease termination at $0.50 per share             12,000          6,000            --             --             --
   - for debt at $0.50 per share                          80,000         40,000            --             --             --
   - for cash at $0.20 per share                           7,500          1,500            --             --             --
   - for compensation at $0.50 per share                   9,000          4,500            --             --             --

Net loss for the year ended September 30, 1998                --             --            --       (116,504)            --

Other comprehensive income                                    --             --            --             --        117,080
                                                     -----------    -----------   -----------    -----------    -----------
Balance, September 30, 1998                            2,258,253        930,516            --       (609,536)       117,080

Common stock issuances as follows:
   - for cash at an average of $0.07 per share           555,000         41,000            --             --             --
   - for prepaid expenses at $0.33 per share              50,000         16,500            --             --             --
   - for consulting services at an average of
       $0.20 per share                                   839,122        167,152            --             --             --
   - for mineral property at $0.13 per share             715,996         89,631            --             --             --
   - for officers' compensation at an average of
       $0.24 per share                                   300,430         73,526            --             --             --
   - for debt, investment and expenses at $0.30
       per share                                           9,210          2,763            --             --             --
   - for directors' compensation at an average of
       $0.25 per share                                    16,500          4,125            --             --             --
   - for rent at $0.25 per share                           1,000            250            --             --             --
   - for equipment at $0.30 per share                    600,000        180,000            --             --             --

Issuance of stock options for financing activities            --             --         2,659             --             --

Net loss for the year ended September 30, 1999                --             --            --       (573,545)            --

Other comprehensive loss                                      --             --            --             --        (79,179)
                                                     -----------    -----------   -----------    -----------    -----------
Balance, September 30, 1999                            5,345,511      1,505,463         2,659     (1,183,081)        37,901

Common stock and option issuances as follows:
   - for employee, officer and director
       compensation at an average of
       $0.61 per share                                   231,361        142,760        11,406             --             --
   - for officers' and directors' compensation
       at an average of $1.19 per share                   11,500         13,730            --             --             --
   - for services at an average of $0.47 per share       530,177        251,635            --             --             --
   - for mineral property at $0.89 per share             100,000         89,000            --             --             --
   - for investments at $0.33 per share                  200,000         66,000            --             --             --
   - for cash at an average of $0.11 per share        11,419,009      1,298,651            --             --             --
   - for incentive fees at $0.33 per share                65,285         21,544            --             --             --
   - for deferred mineral property acquisition
       costs at $0.13 per share                          129,938         16,242            --             --             --
   - for modification of stockholder agreement
       at $0.60 per share                                200,000        120,000        18,000             --             --

Cash received for the issuance of common stock
   warrants for 7,979,761 shares of stock                     --             --        10,000             --             --

Miscellaneous common stock adjustments                        (5)            --            --             --             --

Net loss for the year ended September 30, 2000                --             --            --     (2,184,439)            --

Other comprehensive loss                                      --             --            --             --        (38,314)
                                                     -----------    -----------   -----------    -----------    -----------
Balance, September 30, 2000                           18,232,776    $ 3,525,025   $    42,065    $(3,367,520)   $      (413)
                                                     -----------    -----------   -----------    -----------    -----------


                                                        Restated


                                                          Total
                                                       -----------
Balance, October 1, 1996                               $   297,342

Common stock issuances as follows:
   - for cash at $0.50 per share                           100,000
   - for payment of liabilities and expenses at
       $0.50 per share                                      22,756
Net loss for the year ended September 30, 1997            (109,614)
                                                       -----------
Balance, September 30, 1997                                310,484

Common stock issuances as follows:
   - for mineral property at $0.50 per share                75,000
   - for lease termination at $0.50 per share                6,000
   - for debt at $0.50 per share                            40,000
   - for cash at $0.20 per share                             1,500
   - for compensation at $0.50 per share                     4,500

Net loss for the year ended September 30, 1998            (116,504)

Other comprehensive income                                 117,080
                                                       -----------

Balance, September 30, 1998                                438,060

Common stock issuances as follows:
   - for cash at an average of $0.07 per share              41,000
   - for prepaid expenses at $0.33 per share                16,500
   - for consulting services at an average of
       $0.20 per share                                     167,152
   - for mineral property at $0.13 per share                89,631
   - for officers' compensation at an average of
       $0.24 per share                                      73,526
   - for debt, investment and expenses at $0.30
       per share                                             2,763
   - for directors' compensation at an average of
       $0.25 per share                                       4,125
   - for rent at $0.25 per share                               250
   - for equipment at $0.30 per share                      180,000

Issuance of stock options for financing activities           2,659

Net loss for the year ended September 30, 1999            (573,545)

Other comprehensive loss                                   (79,179)
                                                       -----------
Balance, September 30, 1999                                362,942

Common stock and option issuances as follows:
   - for employee, officer and director
       compensation at an average of
       $0.61 per share                                     154,166
   - for officers' and directors' compensation
       at an average of $1.19 per share                     13,730
   - for services at an average of $0.47 per share         251,635
   - for mineral property at $0.89 per share                89,000
   - for investments at $0.33 per share                     66,000
   - for cash at an average of $0.11 per share           1,298,651
   - for incentive fees at $0.33 per share                  21,544
   - for deferred mineral property acquisition
       costs at $0.13 per share                             16,242
   - for modification of stockholder agreement
       at $0.60 per share                                  138,000

Cash received for the issuance of common stock
   warrants for 7,979,761 shares of stock                   10,000

Miscellaneous common stock adjustments                          --

Net loss for the year ended September 30, 2000          (2,184,439)

Other comprehensive loss                                   (38,314)
                                                       -----------
Balance, September 30, 2000                            $   199,157
                                                       -----------

              See accompanying notes and accountant's review report

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (CONTINUED)


                                                              Common Stock
                                                       ---------------------------  Stock                         Other
                                                        Number                    Options and    Accumulated   Comprehensive
                                                       Of Shares      Amount       Warrants        Deficit        Income
                                                     -----------    -----------   -----------    -----------    -----------
Balance, October 1, 2000                              18,232,776    $ 3,525,025   $    42,065    $(3,367,520)   $      (413)

Common stock and option issuances as follows:
   - for cash of $1.00 per share                         100,000        100,000            --             --             --
   - for cash and services from
       options for $0.37 per share                        33,333         12,173        (2,173)            --             --
   - for services at $1.15 per share                      10,000         11,500            --             --             --
   - for compensation at $1.13 per share                   5,200          5,880            --             --             --

Warrants issued for services                                  --             --       107,700             --             --

Net loss for the period ended
   December 31, 2000 (unaudited)                              --             --            --       (747,870)            --

Other comprehensive loss                                      --             --            --             --        (10,275)
                                                     -----------    -----------   -----------    -----------    -----------
Balance, December 31, 2000 (unaudited)                18,381,309    $ 3,654,578   $   147,592    $(4,115,390)   $   (10,688)
                                                     ===========    ===========   ===========    ===========    ===========

                                                        Restated


                                                          Total
                                                       -----------
Balance, October 1, 2000                               $   199,157

Common stock and option issuances as follows:
   - for cash of $1.00 per share                           100,000
   - for cash and services from
       options for $0.37 per share                          10,000
   - for services at $1.15 per share                        11,500
   - for compensation at $1.13 per share                     5,880

Warrants issued for services                               107,700

Net loss for the period ended
   December 31, 2000 (unaudited)                          (747,870)

Other comprehensive loss                                   (10,275)
                                                       -----------
Balance, December 31, 2000 (unaudited)                 $  (323,908)
                                                       ===========

              See accompanying notes and accountant's review report

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                            For the Period
                                                                                            From October 1,
                                                             For the Three Months Ended     1996 (Inception
                                                            ----------------------------    of Exploration
                                                            December 31,    December 31,      Stage) to
                                                                2000            2000       December 31, 2000
                                                             (Unaudited)      (Unaudited)     (Unaudited)
                                                             (Restated)     (Restated)         (Restated)
                                                             -----------    -----------    -----------------
Cash flows from operating activities:
    Net loss                                                 $  (747,870)   $  (186,002)      $(3,731,972)
    Adjustments to reconcile net income (loss) to net
      cash used by operating activities:
           Depreciation                                            4,487            100            15,598
           Loss (gain) on investment sales                         3,500             --             7,347
           Loss on disposition and impairment of assets               --             --           311,979
           Common stock issued for services and expenses          11,500        101,272           476,714
           Common stock and options issued as compensation         5,880             --           255,927
           Stock options issued for financing activities              --             --             2,659
           Common stock and warrants  issued for agreement
              modification                                            --             --           138,000
           Warrants issued for consulting fees                   107,700             --           107,700
           Common stock issued for incentive fees                     --             --            21,544
    Changes in assets and liabilities:
       Accounts receivable                                            --          1,000                --
       Related party receivable                                       --         (4,784)               --
       Inventory                                                      --             --             3,805
       Prepaid expenses                                           (1,699)            --            (3,424)
       Accounts payable                                          163,001         22,860           487,066
       Accrued expenses                                          (11,808)         4,434             7,639
                                                             -----------    -----------       -----------
    Net cash used in operating activities                       (465,309)       (61,120)       (1,899,418)
                                                             -----------    -----------       -----------

    Cash flows from investing activities:
       Payment of deposit                                             --             --            (1,000)
       Return of deposit                                              --             --             1,000
       Proceeds from sale of equipment                                --             --            33,926
       Proceeds from sale of mineral property                         --             --            20,000
       Purchase of furniture & equipment                              --             --           (37,195)
       Payments for mineral properties and acquisition
         costs                                                        --        (10,000)          (45,800)
       Proceeds of investments sold                                2,992         36,685            74,279
                                                             -----------    -----------       -----------
    Net cash provided by investing activities                      2,992         26,685            45,210
                                                             -----------    -----------       -----------

Cash flows from financing activities:
    Payments on notes payable and short term borrowings             (744)            --            (3,456)
    Sale of warrants for common stock                                 --             --            10,000
    Proceeds from short-term borrowings                          285,000          2,000           327,000
    Sale of common stock, subscriptions and exercise of
      options                                                    110,000        105,000         1,551,151
                                                             -----------    -----------       -----------
Net cash provided by financing activities                        394,256        107,000         1,884,695
                                                             -----------    -----------       -----------

NET INCREASE (DECREASE) IN CASH                                  (68,061)        72,565            30,487

CASH, BEGINNING OF YEAR                                          102,155          8,998             3,607
                                                             -----------    -----------       -----------
CASH, END OF YEAR                                            $    34,094    $    81,563       $    34,094
                                                             ===========    ===========       ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                            $       369    $        --       $     2,020
    Taxes paid                                               $        --    $        --       $        --

NON-CASH FINANCING ACTIVITIES:
    Common stock issued for acquisition of mineral
      properties                                             $        --    $        --       $   269,873
    Common stock issued for acquisition of mining
      equipment                                              $        --    $        --       $   180,000
    Common stock issued for services and expenses            $    11,500    $   101,272       $   476,714
    Common stock issued for investment                       $        --    $        --       $    67,000
    Common stock issued for debt                             $        --    $        --       $    40,842
    Deferred acquisition costs on mining property            $        --    $        --       $    46,242
    Stock options issued for financing activities            $        --    $        --       $     2,659
    Warrants issued for consulting fees                      $   107,700    $        --       $   107,700
    Common stock issued for incentive fees                   $        --    $        --       $    21,544
    Common stock and warrants issued for agreement
      modifications                                          $        --    $        --       $   138,000
    Common stock and options issued as compensation          $     5,880    $        --       $   255,927
    Purchase of equipment with financing agreement           $        --    $        --       $    14,093
    Investments received for mineral property                $        --    $        --       $     5,000



              See accompanying notes and accountant's review report

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Trend Mining Company (formerly Silver Trend Mining Company) ("the Company") was incorporated on September 7, 1968 under the laws of the State of Montana for the purpose of acquiring, exploring and developing mining properties. From 1984 to 1997, the Company was dormant. In November 1998, the Company discontinued development of silver and gold properties and changed its focus to exploration of platinum and palladium related metals. In February 1999, the Company changed its name from Silver Trend Mining Company to Trend Mining Company to better reflect the Company's change of focus to the platinum group of metals. The Company conducts operations primarily from its offices in Coeur d'Alene, Idaho. The Company has elected a September 30 fiscal year-end. As part of the Company's Annual Meeting held on February 23, 2001, the stockholders approved reincorporation of the Company as a Delaware corporation. (See Note 13.)

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

Outstanding options and warrants representing 8,704,261 shares and 10,000,000 shares, respectively, for the three months ended December 31, 2000 and 1999, have been excluded from the calculation of diluted loss per share as they would be antidilutive.

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

EXPLORATION COSTS
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the period ended December 31, 2000 and 1999 were $104,044 and $60,033, respectively. As of December 31, 2000, the exploration costs expensed during the Company's exploration stage were $1,174,185.

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

GOING CONCERN
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $747,870 for the period ended December 31, 2000 and has an accumulated deficit during the exploration stage of $3,731,972. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding.

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

MINERAL PROPERTIES
The Company capitalizes only amounts paid in cash or stock as consideration for the acquisition of real property (see Note 3). Properties are acquired and recorded at fair values negotiated in arm's length transactions. Costs and fees paid to locate and maintain mining claims, and to maintain the mineral rights and leases, are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MINERAL PROPERTIES (CONTINUED)
Mineral properties are periodically assessed for impairment of value and any diminution in value is charged to operations at the time of impairment. Should a property be abandoned, its unamortized capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties abandoned or sold based on the proportion of claims abandoned or sold to the claims remaining within the project area.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 3 - MINERAL PROPERTIES (CONTINUED)

WYOMING PROPERTIES (CONTINUED)
The Company has located an additional 509 unpatented mining claims in an agreed area of interest near the Lake Owen Project.

The Company also staked and claimed six claims known as the Albany Project during the year ended September 30, 1999. These claims are located in Albany County, Wyoming.

The Company also staked and claimed 42 unpatented mining claims known as the Spruce Mountain claims and 179 unpatented mining claims known as the Centennial West claims. These claims are also located in Albany County, Wyoming.

During the period ended December 31, 2000, the Company located and staked 155 unpatented mining claims in Albany County, Wyoming, including 34 and 121 claims, which were staked at the Douglas Creek and Keystone properties, respectively.

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

During the year ended September 30, 2000, the Company located and staked 395 claims in Stillwater County, Montana.

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

The following property is scheduled for disposal pursuant to the Company's new focus on platinum and palladium related metals exploration.

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

The following property was disposed of during the last year:

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 4 - COMMON STOCK (CONTINUED)

The Company from time to time issues common stock in exchange for services, as compensation or for the acquisition of assets. Such stock is recorded at the fair market value on, or as near as possible to, the date of the transaction.

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

None of the options described in this note were issued pursuant to a stock option plan.

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

On November 17, 2000, the Company entered into a consulting agreement with R. H. Barsom Company, Inc., under which the consultant would perform certain services for the Company until June 30, 2001, for an advance fee of $100,000 and 180,000 shares of common stock. In early January 2001, the Company and the consultant agreed to terminate the agreement. In connection with the termination, the consultant surrendered the 180,000 shares of common stock and received warrants to purchase 180,000 shares of the Company's common stock at $1.50 per share, exercisable over approximately two years. The fair value of these warrants estimated on the grant date using the Black-Scholes Option Price Calculation was $25,200, which was included in consulting expenses for the quarter ended December 31, 2000.

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

TIGRIS FINANCIAL GROUP LTD./ELECTRUM LLC
On December 29, 1999, the Company entered into a stock purchase agreement with Tigris Financial Group Ltd. under which Tigris purchased 1,000,000 shares of the Company's common stock for $100,000, was granted an option until March 28, 2000 to acquire up to an additional 3,500,000 shares of common stock for an exercise price of $0.14 per share, (or $490,000 in the aggregate), and was granted an option to purchase, for $10,000, warrants to buy an additional 6,250,000 shares of the Company's common stock at an exercise price of $0.40 per share. On March 8, 2000, Tigris assigned its rights under the stock purchase agreement to Electrum LLC, an affiliate.

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

Following is a summary of the status of the options during the year ended September 30, 2000 and the period ended December 31, 2000:

                                                                   Weighted
                                                  Number of         Average
                                                   Shares       Exercise Price
                                              ---------------   ---------------
Outstanding at October 1, 1999                        250,000   $           .39
Granted                                             9,990,595               .12
Exercised                                          (9,962,762)              .11
Forfeited                                                  --                --
Revised                                              (100,000)              .57
Expired                                               (50,000)              .35
                                              ---------------   ---------------
Outstanding at September 30, 2000                     127,833   $           .50
                                              ===============   ===============
Options exercisable at September 30, 2000             127,833   $           .50
                                              ===============   ===============

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

Outstanding at October 1, 2000                             127,833         $ .50
Granted                                                         --            --
Exercised                                                   33,333           .30
Forfeited                                                       --            --
Revised                                                         --            --
Expired                                                         --            --
                                                           -------         -----
Outstanding at December 31, 2000                            94,500         $ .57
                                                           =======         =====
Options exercisable at December 31, 2000                    94,500         $ .57
                                                           =======         =====

      Exercise Date
--------------------------
On or before July 19, 2001                                  15,000         $ .50
On or before July 19, 2002                                  12,500         $1.00
On or before April 14, 2003                                 67,000         $ .50

In the subsequent period, the Company has issued additional warrants under consulting agreements. (See Note 13.)

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has accrued director and officer fees in the amounts of $30,795 at December 31, 2000, which included $11,800 owed to an officer who was paid in January 2001 in common stock. As of December 31, 1999, the Company owed fees to officers and directors of $11,100.

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

In December 2000, the Company entered into an agreement with Electrum to provide the right to borrow an additional $250,000. The funds obtained under this agreement bear interest at 8%, and repayment is due on June 30, 2001 or upon the Company's completion of a public or private debt or equity financing. As of December 31, 2000, the Company had borrowed $150,000 under this agreement.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

The loan agreement provides that if these loans are not paid by February 1, 2001, the Company is required to grant Electrum warrants to purchase 285,000 shares of the Company's common stock at $1.50 per share exercisable through September 30, 2003. The loans were not repaid by February 1, 2001, and the warrants have been issued. Electrum may also elect to be repaid the total amounts outstanding under both loans in "units" of Trend securities, at the rate of one unit per each dollar owed. Each unit would consist of one share of common stock and a warrant to purchase one share of common stock at $1.50 per share, exercisable through September 30, 2003. Electrum has agreed that at least $100,000 of the November 2000 loan will be repaid in units. This conversion of debt to equity was not reflected in the financial statements as of December 31, 2000. (See Note 13.)

EMPLOYMENT AGREEMENT
In July 2000, the Company entered into an employment agreement with John Ryan, then the Chief Financial Officer, Secretary and Treasurer of the Company, under which Mr. Ryan received 3,000 shares per month of Trend common stock as compensation for his services. Mr. Ryan resigned in December 2000, and this agreement was terminated. No amounts were owed to Mr. Ryan as of December 31, 2000.

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

The following is a summary of property, equipment, and accumulated depreciation.

                                     December 31,         September 30,
                                         2000                  2000
                                     -------------        --------------
Furniture and Equipment              $      51,258        $       51,258
Less: Accumulated Depreciation             (15,568)              (11,081)
                                     -------------        --------------
                                     $      35,690        $       40,177
                                     =============        ==============

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

The Company recognized a charge for other comprehensive loss of $38,314 for the year ended September 30, 2000, and other comprehensive loss for the change in the market value of investments of $10,275 and $16,664 for the periods ended December 31, 2000 and 1999, respectively.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 8 - INVESTMENTS (CONTINUED)

Available-for-sale securities consist of common stock stated at fair value and are summarized as follows:

                                            December 31,    September 30,
             Investment                         2000            2000
      -------------------------            -------------   -------------
      New Jersey Mining Company            $      98,820   $     107,250
                                           =============   =============

NOTE 9 - NOTES PAYABLE

Following is a summary of long-term debt at December 31, 2000:

Note payable to First Security Bank, N.A
         Interest at 14.99%, secured by vehicle, payable in monthly
         installments of $179 through February 28, 2003                $  3,954

Note payable to First Security Bank, N.A
         Interest at 14.99%, secured by vehicle, payable in monthly
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
                                                                       --------
                                                                       $ 12,637
                                                                       ========

NOTE 10 - INCOME TAXES

At December 31, 2000, the Company has accumulated operating losses approximating $2,500,000. These operating losses may be offset against future taxable income, however there is no assurance that the Company will have income in the future. Accordingly, the potential tax benefit of the net operating loss carryforward is offset by a valuation allowance of the same amount. The Company's ability to utilize these net operating loss carryforwards may be limited by ownership changes.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 10 - INCOME TAXES (CONTINUED)

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

In consideration for the aforementioned option, the Company paid GMC $40,000 in cash and issued to GMC 715,996 shares in 1999 and 129,938 shares in 2000. In connection with the exercise and termination of certain preemptive rights, GMC acquired 616,961 shares and a warrant to purchase an additional 200,000 shares.

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
                                    ==========

CONSULTING AGREEMENTS
On November 17, 2000, the Company entered into a consulting agreement with R.H. Barsom Company, Inc., under which the consultant would perform certain services for the Company until June 30, 2001, for an advance fee of $100,000 and 180,000 shares of common stock. In early January 2001, the Company and the consultant agreed to terminate the agreement. In connection with the termination, the consultant surrendered the 180,000 shares of common stock and received warrants to purchase 180,000 shares of the Company's common stock at $1.50 per share, exercisable until January 2003.

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


NOTE 13 - SUBSEQUENT EVENTS

RELATED PARTY LOANS

In connection with the loan agreements with Electrum, in February 2001, the Company granted to Electrum warrants to purchase 285,000 shares of its common stock at $1.50 per share, exercisable through September 30, 2003. On March 12, the Company entered into an agreement with Electrum under which the Company borrowed an additional $50,000 to fund its operating costs, on the same interest and repayment terms as the loans under the December loan agreement. Under this agreement, in March 2001, the Company granted to Electrum warrants to purchase 50,000 shares of its common stock at $1.50 per share, exercisable through September 30, 2006. The Company also agreed to extend through September 30, 2006, the expiration dates of the warrants to acquire 6,979,761 shares issued under the stock purchase agreement and the warrants to acquire 285,000 shares issued under the December agreement.


REINCORPORATION AND EQUITY INCENTIVE PLAN

On February 23, 2001, the Annual Meeting of the Shareholders was held and the following matters were approved:

REORGANIZATION AND REINCORPORATION
The Shareholders approved the reincorporation of the Company as a Delaware corporation pursuant to an agreement and plan of merger dated January 26, 2001. As a Delaware company, Trend will have 100,000,000 shares of authorized common stock with a par value of $0.01 per share, and 20,000,000 shares of authorized preferred stock with a par value of $0.01, with rights and preferences to be determined by the Company's Board of Directors. One share of Series A preferred stock will be created and issued to Mr. Kaplan and will require the holder's approval of all subsequent stock and equity issuances until such time as none of Mr. Kaplan, Electrum LLC and Mr. Edelman beneficially own more than twenty percent of the Company's outstanding stock. Holders of the Company's common stock will vote on the continued existence of the Series A preferred stock at each subsequent annual meeting. If the Series A preferred stock is not continued, the outstanding share of Series A preferred stock will convert to one share of common stock.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 15 - CORRECTIONS OF ESTIMATES IN PREVIOUSLY FILED FINANCIAL STATEMENTS

The Company changed its method of determining the fair market value of certain stock and warrant issuances. The effect of this change on the years ended September 30, 2000 and 1999 are as follows:

                                                                 For year ended September 30
                                                                 ---------------------------
                                                                      2000       1999
                                                                    --------   --------
Mineral properties correction in value                              $ 59,000   $     --
Investments correction in value                                       40,000         --
Services and associated expenses                                     255,660    104,820
Compensation                                                          63,520     34,526
                                                                    --------   --------
Change in valuation of common stock issued                           418,180    139,346
                                                                    --------   --------
Value of warrant issued for modification of
    terms of agreement                                                18,000    139,346
                                                                    --------   --------
Total corrections in value                                           436,180    139,346
                                                                    --------   --------
Less: Correction in mineral property value                            59,000         --
    Correction in investment                                          40,000         --
                                                                    --------   --------
Increase in net loss and accumulated deficit from the exploration
  stage                                                             $337,180   $139,346
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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 15 - CORRECTIONS OF ESTIMATES IN PREVIOUSLY FILED FINANCIAL STATEMENTS (CONTINUED)

For the quarters ended December 31, 2000, and December 31, 1999, the subsequent changes in estimates of the fair market value for equity issuance resulted in the following changes.

                                                               2000        1999
                                                             -------     -------
Services                                                     $ 1,500     $73,588
Compensation                                                     874       2,364
                                                             -------     -------
Change in common stock and accumulated deficit               $ 2,374     $76,222
                                                             =======     =======

The financial statement disclosures and the notes thereto have been corrected to show an increase in accumulate deficit from the exploration stage and net loss by $2,374 and $76,222, respectively for the quarters ended December 31, 2000 and 1999. These changes result in no appreciable change to loss per share for the quarter ended December 31, 2000, and an increase from $0.02 to $0.03 in the loss per share for the quarter ended December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our loss for the quarter ended December 31, 2000 was $748,000 which increased our accumulated deficit as of December 31, 2000 to $4,115,000. We have inadequate cash to fund our planned acquisition and exploration activities and other operations during the next 12 months. These factors raise substantial doubts about our ability to continue as a going concern without raising significant additional capital.

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

     As of December 31, 2000, we had a net operating loss for federal income tax purposes of approximately $2,500,000. A significant portion of this net operating loss may expire without it being utilized, as we may be unable to begin profitable operations, which would involve moving from being an exploration stage company to a development stage company and finally an operating entity, before its expiration. The net operating loss may be further limited under Internal Revenue Service rules concerning limitations from ownership changes. Our management believes there is no current basis for the recognition of the value of the deferred tax assets derived from the net operating loss. At such time that our management believes that profitable operations are imminent, the value of any net operating loss then available will be used to determine the net deferred tax asset, if any, to be recognized.

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

2. On October 15, 2000, we issued 10,000 shares, valued at $11,500, pursuant to Section 4(2) to a consultant as payment for consulting services, which shares were previously valued at $10,000.

3.   In October 2000, we issued 3,000 shares, valued at $3,900, pursuant to
Section 4(2) to one of our officers in lieu of cash payment for services, which shares were previously valued at $3,180.

4. On November 17, 2000, we issued 180,000 shares pursuant to Section 4(2) to a consultant as partial payment for consulting services valued at approximately $215,000. In January 2001, these shares were surrendered.

5.   On December 6, 2000, we issued 2,200 shares, valued at $1,980, pursuant to
Section 4(2) to one of our employees in lieu of salary payments, which shares were previously valued at $1,826.

6. In December 2000, we issued 100,000 shares pursuant to Rule 506 to two investors for an aggregate purchase price of $100,000.

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

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

The following Exhibit is filed herewith.

Exhibit
  No.     Description of Exhibits
-------   -----------------------
 23.1     Consent of Williams & Webster, P.S., dated March 23, 2001.

-------------------

     (b)  Reports on Form 8-K.

     We did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TREND MINING COMPANY


Dated:  March 26, 2001                 By: /s/ Kurt J. Hoffman
                                          -------------------------------------
                                          Kurt J. Hoffman
                                          President and Chief Executive Officer
                                          (PRINCIPAL EXECUTIVE OFFICER)

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
   23.1        Consent of Williams & Webster, P.S., dated March 23, 2001.