Form 10QSB
period 2001-03-31
TREND MINING CO
filed 2001-05-21
CIK 1115954

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                           COMMISSION FILE NO. 0-31159

                              TREND MINING COMPANY
        (Exact Name of Small Business Issuer as Specified in its Charter)

           DELAWARE                                    81-0304651
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

         401 FRONT AVENUE
       SUITE 1, SECOND FLOOR
       COEUR D'ALENE, IDAHO                                83814
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

                                            Yes  /X/           No / /

There were 18,571,770 shares of the Registrant's no par value common stock outstanding as of May 14, 2001.

Transitional Small Business Disclosure:     Yes  / /           No /X/

PART 1
ITEM 1.  FINANCIAL STATEMENTS


The Board of Directors
Trend Mining Company
(Formerly Silver Trend Mining Company)
Coeur d'Alene, Idaho


                           ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheet of Trend Mining Company (formerly Silver Trend Mining Company) (an exploration stage company) as of March 31, 2001 and the related statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the six months ended March 31, 2001 and 2000, and for the period from October 1, 1996 (inception of exploration stage) to March 31, 2001. All information included in these financial statements is the representation of the management of Trend Mining Company.

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

May 17, 2001

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS

                                                          MARCH 31,    SEPTEMBER 30,
                                                            2001          2000
                                                        (UNAUDITED)
                                                        -----------    -----------
ASSETS

CURRENT ASSETS
      Cash ..........................................   $     6,155    $   102,155
      Prepaid expenses ..............................          --            1,725
      Equipment held for resale .....................         4,000          4,000
                                                        -----------    -----------
            Total Current Assets ....................        10,155        107,880
                                                        -----------    -----------

MINERAL PROPERTIES ..................................          --             --
                                                        -----------    -----------

PROPERTY AND EQUIPMENT, net of depreciation .........        31,203         40,177
                                                        -----------    -----------

OTHER ASSETS
      Investments ...................................          --          107,250
                                                        -----------    -----------

TOTAL ASSETS ........................................   $    41,358    $   255,307
                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
      Accounts payable ..............................   $   821,212    $   323,228
      Accounts payable to directors and officers ....        48,818         11,100
      Accrued expenses ..............................         9,962         17,489
      Accrued interest payable ......................         7,538          1,958
      Note payable to stockholder ...................       385,000           --
      Current portion of long-term debt .............         3,150          2,992
                                                        -----------    -----------
            Total Current Liabilities ...............     1,275,680        356,767
                                                        -----------    -----------

LONG-TERM DEBT, net of current portion ..............         8,851         10,389
                                                        -----------    -----------

COMMITMENTS AND CONTINGENCIES .......................          --             --
                                                        -----------    -----------

STOCKHOLDERS' EQUITY(DEFICIT)
      Preferred stock, $0.01 par value, 20,000,000
            shares authorized; 1 and no shares
            issued and outstanding, respectively ....          --             --
      Common stock, $0.01 par value, 100,000,000
            shares authorized; 18,565,803 and
            18,232,776 shares issued and outstanding,
            respectively ............................       185,658        182,328
      Additional Paid-in Capital ....................     3,600,161      3,296,897
      Stock options and warrants ....................     1,338,410        118,920
      Pre-exploration stage accumulated deficit .....      (558,504)      (558,504)
      Accumulated deficit during exploration stage ..    (5,808,898)    (3,151,077)
      Accumulated other comprehensive income ........          --             (413)
                                                        -----------    -----------
            TOTAL STOCKHOLDERS' EQUITY(DEFICIT) .....    (1,243,173)      (111,849)
                                                        -----------    -----------

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY(DEFICIT) .................   $    41,358    $   255,307
                                                        ===========    ===========

            See accompanying notes and accountant's review report.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                                                    PERIOD FROM
                                                                                                                     OCTOBER 1,
                                                                                                                        1996
                                                                                                                   (INCEPTION OF
                                                         THREE MONTHS ENDED              SIX MONTHS ENDED           EXPLORATION
                                                     -------------------------     ---------------------------       STAGE) TO
                                                     MARCH 31,       MARCH 31,       MARCH 31,       MARCH 31,       MARCH 31,
                                                        2001           2000            2001            2000             2001
                                                    (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                    ------------    ------------    ------------    ------------    ------------
REVENUES                                            $       --      $       --      $       --      $       --      $       --
                                                    ------------    ------------    ------------    ------------    ------------

EXPENSES
     Mineral property expense                            118,106         114,961         222,150         174,994       1,701,964
     General and administrative                          220,950         177,965         687,065         267,429       1,320,464
     Officers and directors compensation                 527,774          86,880         600,794         122,514         996,852
     Legal and professional                              197,591          70,922         355,266          77,238         739,946
     Depreciation                                          4,487             775           8,974             875          20,085
                                                    ------------    ------------    ------------    ------------    ------------
        Total Expenses                                 1,068,908         451,503       1,874,249         643,050       4,779,311
                                                    ------------    ------------    ------------    ------------    ------------

OPERATING LOSS                                        (1,068,908)       (451,503)     (1,874,249)       (643,050)     (4,779,311)
                                                    ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Dividend and interest income                            120             129             228             154           6,567
     Loss on disposition and impairment of assets           --              --              --              --          (188,226)
     Gain (loss) on investment sales                     (74,533)           --           (78,033)          5,420         (76,724)
     Financing expense                                  (698,039)           --          (698,039)           --          (768,403)
     Interest expense                                     (5,770)           --            (7,728)           --            (9,379)
     Miscellaneous income                                   --              --              --               100           6,578
                                                    ------------    ------------    ------------    ------------    ------------
        Total Other Income (Expense)                    (778,222)            129        (783,572)          5,674      (1,029,587)
                                                    ------------    ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                              (1,847,130)       (451,374)     (2,657,821)       (637,376)     (5,808,898)

INCOME TAXES                                                --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------
NET LOSS                                              (1,847,130)       (451,374)     (2,657,821)       (637,376)     (5,808,898)
                                                    ------------    ------------    ------------    ------------    ------------

OTHER COMPREHENSIVE LOSS
     Change in market value of investments                10,688          21,750             413           5,686         (77,080)
                                                    ------------    ------------    ------------    ------------    ------------

NET COMPREHENSIVE LOSS                              $ (1,836,442)   $   (429,624)   $ (2,657,408)   $   (631,690)   $ (5,885,978)
                                                    ============    ============    ============    ============    ============


BASIC AND DILUTED NET LOSS PER SHARE                $      (0.10)   $      (0.07)   $      (0.14)   $      (0.11)   $      (0.49)
                                                    ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                        18,501,226       6,585,467      18,394,823       6,040,879      11,919,605
                                                    ============    ============    ============    ============    ============

             See accompanying notes and accountant's review report.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                               COMMON STOCK                        STOCK
                                         -----------------------    ADDITIONAL    OPTIONS                         OTHER
                                         NUMBER OF                   PAID-IN        AND         ACCUMULATED    COMPREHENSIVE
                                          SHARES      AMOUNT         CAPITAL      WARRANTS         DEFICIT        INCOME
                                         ---------  ------------   -----------  ------------   --------------  -------------
Balance, October 1, 1996                 1,754,242   $    17,542   $   663,218   $      --     $  (558,504)   $      --


Common stock issuances as follows:
   - for cash at $0.50 per share           200,000         2,000        98,000          --            --             --
   - for payment of liabilities and
       expenses at $0.50 per share          45,511           455        22,301          --            --             --

Net loss for the year ended
September 30, 1997                            --            --            --            --        (128,614)          --
                                       -----------   -----------   -----------   -----------   -----------    -----------

Balance, September 30, 1997              1,999,753        19,997       783,519          --        (687,118)          --

Common stock issuances as follows:
   - for mineral property at $0.50
       per share                           150,000         1,500        73,500          --            --             --
   - for lease termination at $0.50
       per share                            12,000           120         5,880          --            --             --
   - for debt at $0.50 per share            80,000           800        39,200          --            --             --
   - for cash at $0.20 per share             7,500            75         1,425          --            --             --
   - for compensation at $0.50 per
       share                                 9,000            90         4,410          --            --             --

Issuance of stock options for
financing activities                          --            --            --           2,659          --             --

Net loss for the year ended
September 30, 1998                            --            --            --            --        (119,163)          --

Other comprehensive income                    --            --            --            --            --          117,080
                                       -----------   -----------   -----------   -----------   -----------    -----------

Balance, September 30, 1998              2,258,253        22,582       907,934         2,659      (806,281)       117,080

Common stock issuances as follows:
   - for cash at an average of
       $0.07 per share                     555,000         5,550        35,450          --            --             --
   - for prepaid expenses at $0.33
       per share                            50,000           500        16,000          --            --             --
   - for consulting services at an
       average of $0.20 per share          839,122         8,391       158,761          --            --             --
   - for mineral property option
       at $0.13 per share                  715,996         7,160        82,471          --            --             --
   - for officers' compensation at
       an average of $0.24 per share       300,430         3,004        70,522          --            --             --
   - for debt, investment and
       expenses at $0.30 per share           9,210            92         2,671          --            --             --
   - for directors' compensation at
       an average of $0.25 per share        16,500           165         3,960          --            --             --
   - for rent at $0.25 per share             1,000            10           240          --            --             --
   - for equipment at $0.30 per
       share                               600,000         6,000       174,000          --            --             --

Net loss for the year ended
  September 30, 1999                          --            --            --            --        (716,759)          --

Other comprehensive loss                      --            --            --            --            --          (79,179)
                                       -----------   -----------   -----------   -----------   -----------    -----------

Balance, September 30, 1999              5,345,511   $    53,454   $ 1,452,009   $     2,659   $(1,523,040)   $    37,901
                                       -----------   -----------   -----------   -----------   -----------    -----------

                                            TOTAL
                                       ---------------
Balance, October 1, 1996               $   122,256


Common stock issuances as follows:
   - for cash at $0.50 per share           100,000
   - for payment of liabilities and
       expenses at $0.50 per share          22,756

Net loss for the year ended
September 30, 1997                        (128,614)
                                       -----------

Balance, September 30, 1997                116,398

Common stock issuances as follows:
   - for mineral property at $0.50
       per share                            75,000
   - for lease termination at $0.50
       per share                             6,000
   - for debt at $0.50 per share            40,000
   - for cash at $0.20 per share             1,500
   - for compensation at $0.50 per
       share                                 4,500

Issuance of stock options for
financing activities                         2,659

Net loss for the year ended
September 30, 1998                        (119,163)

Other comprehensive income                 117,080
                                       -----------

Balance, September 30, 1998                243,974

Common stock issuances as follows:
   - for cash at an average of
       $0.07 per share                      41,000
   - for prepaid expenses at $0.33
       per share                            16,500
   - for consulting services at an
       average of $0.20 per share          167,152
   - for mineral property option
       at $0.13 per share                   89,631
   - for officers' compensation at
       an average of $0.24 per share        73,526
   - for debt, investment and
       expenses at $0.30 per share           2,763
   - for directors' compensation at
       an average of $0.25 per share         4,125
   - for rent at $0.25 per share               250
   - for equipment at $0.30 per
       share                               180,000

Net loss for the year ended
  September 30, 1999                      (716,759)

Other comprehensive loss                   (79,179)
                                       -----------

Balance, September 30, 1999            $    22,983
                                       -----------


             See accompanying notes and accountant's review report.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                          COMMON STOCK
                                                    ------------------------
                                                       NUMBER                   ADDITIONAL       STOCK
                                                         OF                      PAID-IN      OPTIONS AND    ACCUMULATED
                                                      SHARES       AMOUNT        CAPITAL        WARRANTS       DEFICIT
                                                    ------------- -----------  -------------  ------------  -------------
Balance, October 1, 1999                            5,345,511    $    53,454    $ 1,452,009   $     2,659    $(1,523,040)

Common stock and option issuances as follows:
    - for employee, officer and director
        compensation at an average of
        $0.61 per share                               231,361          2,314        140,446        15,820           --
    - for officers' and directors'
       compensation at an average of
       $1.19 per share                                 11,500            115         13,615          --             --
    - for consulting services at an
        average of $0.47 per share                    530,177            530        246,333          --             --
    - for mineral property at $0.89 per
        share                                         100,000          1,000         88,000          --             --
    - for investments at $0.33 per share              200,000          2,000         64,000          --             --
    - for cash at $0.07 per share                     456,247          4,562         28,969          --             --
    - for cash, options and warrants at
        $0.01 per share                             1,000,000         10,000          2,414        87,586           --
    - for incentive fees at $0.33 per
        share                                          65,285            633         20,891          --             --
    - for deferred mineral property option
        costs at $0.13 per share                      129,938          1,299         14,943          --             --
    - for modification of stockholder agreement
        at $0.60 per share                            200,000          2,000        118,000        30,000           --
    - for modification of stockholder
        agreement                                        --              --           4,262        10,379           --
    - from exercise of options at
        $0.12 per share                             9,962,762         99,628      1,103,016       (37,524)          --

Cash received for the issuance of common stock
  warrants for 7,979,761 shares of
  stock                                                  --             --             --          10,000           --

Miscellaneous common stock adjustments                     (5)          --             --            --             --

Net loss for the year ended
  September 30, 2000                                     --             --             --            --       (2,186,541)

Other comprehensive loss                                 --             --             --            --             --
                                                  -----------    -----------    -----------   -----------    -----------

Balance, September 30, 2000                        18,232,776    $   182,327    $ 3,296,898   $   118,920    $(3,709,581)
                                                  -----------    -----------    -----------   -----------    -----------

Common stock and option issuances as follows:
    - for cash of $1.00 per share                     192,000          1,920        190,080          --             --
    - for cash and consulting services
       from options for $0.39 per share                33,333            333         12,737        (3,070)          --
    - for consulting services at $1.15 per share       10,000            100         11,400          --             --
    - for officer and employee
        compensation at $1.13 per share                 5,200             52          5,828          --             --
    - for payment of accrued officer's
        compensation at $1.35 per share                10,000            100         13,400          --             --
    - for consulting services at $1.01
        per share                                       4,494             45          4,509          --             --
    - for directors' compensation at
        $0.85 per share                                75,000            750         63,000          --             --
    - for modification of contract at
        $0.78 per share                                 3,000             30          2,310          --             --

Options issued to officers, directors and
  employees                                              --             --             --         354,000           --

Warrant issuances as follows:
    - Warrants issued for consulting
        services                                         --             --             --         170,521           --
    - Warrants issued for loan agreements
                                                                                       --          89,981           --
    - Extension of exercise period on
        outstanding warrants                             --             --             --         608,058           --

Net loss for the six month period ended
  March 31, 2001 (unaudited)                             --             --             --            --       (2,657,821)

Other comprehensive loss

                                                  -----------    -----------    -----------   -----------    -----------
Balance, March 31, 2001 (unaudited)                18,565,803    $   185,658    $ 3,600,161   $ 1,338,410    $(6,367,402)
                                                  ===========    ===========    ===========   ===========    ===========



                                                     OTHER
                                                 COMPREHENSIVE
                                                     INCOME           TOTAL
                                                 -------------    -----------
Balance, October 1, 1999                          $    37,901    $    22,983

Common stock and option issuances as follows:
    - for employee, officer and director
        compensation at an average of
        $0.61 per share                                  --          158,580
    - for officers' and directors'
       compensation at an average of
       $1.19 per share                                   --           13,730
    - for consulting services at an
        average of $0.47 per share                       --          251,635
    - for mineral property at $0.89 per
        share                                            --           89,000
    - for investments at $0.33 per share                 --           66,000
    - for cash at $0.07 per share                        --           33,531
    - for cash, options and warrants at
        $0.01 per share                                  --          100,000
    - for incentive fees at $0.33 per
        share                                            --           21,544
    - for deferred mineral property option
        costs at $0.13 per share                         --           16,242
    - for modification of stockholder agreement
        at $0.60 per share                               --          150,000
    - for modification of stockholder
        agreement                                        --           14,641
      from exercise of options at
        $0.12 per share                                  --        1,165,120

Cash received for the issuance of common stock
  warrants for 7,979,761 shares of
  stock                                                  --           10,000

Miscellaneous common stock adjustments                   --             --

Net loss for the year ended
  September 30, 2000                                     --       (2,186,541)

Other comprehensive loss                              (38,314)       (38,314)
                                                  -----------    -----------

Balance, September 30, 2000                       $      (413)   $  (111,849)
                                                  -----------    -----------

Common stock and option issuances as follows:
    - for cash of $1.00 per share                        --      $   192,000
    - for cash and consulting services
       from options for $0.39 per share                  --           10,000
    - for consulting services at $1.15 per share         --           11,500
    - for officer and employee
        compensation at $1.13 per share                  --            5,880
    - for payment of accrued officer's
        compensation at $1.35 per share                  --           13,500
    - for consulting services at $1.01
        per share                                        --            4,554
    - for directors' compensation at
        $0.85 per share                                  --           63,750
    - for modification of contract at
        $0.78 per share                                  --            2,340

Options issued to officers, directors and
  employees                                              --          354,000

Warrant issuances as follows:
    - Warrants issued for consulting
        services                                                     170,251
    - Warrants issued for loan agreements
                                                         --           89,981
    - Extension of exercise period on
        outstanding warrants                                         608,058

Net loss for the six month period ended
  March 31, 2001 (unaudited)                             --       (2,657,821)

Other comprehensive loss                                  413            413
                                                  -----------    -----------
Balance, March 31, 2001 (unaudited)               $      --      $(1,243,173)
                                                  ===========    ===========


              See accompanying notes and accountant's review report

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                   PERIOD FROM
                                                                                    OCTOBER 1,
                                                                                      1996
                                                                                  (INCEPTION OF
                                                        SIX MONTHS ENDED           EXPLORATION
                                                    -------------------------       STAGE) TO
                                                     MARCH 31,     MARCH 31,        MARCH 31,
                                                       2001         2000              2001
                                                    (UNAUDITED)   (UNAUDITED)      (UNAUDITED)
                                                    ------------  -----------     -------------
Cash flows from operating activities:
   Net loss                                        $(2,657,821)   $  (637,376)   $(5,808,898)
   Adjustments to reconcile net income (loss) to
    net cash used by operating activities:
     Depreciation                                        8,974            875         20,085
     Loss (gain) on investment sales                    78,033         (5,420)        81,880
     Loss on disposition and impairment of
     assets                                               --             --          188,226
     Common stock issued for services
       and expenses                                     13,840        141,171        498,054
     Common stock and options issued as
     compensation                                      429,884          1,380        684,345
     Stock options and warrants issued for
     financing activities                              698,039           --          715,339
     Common stock and warrants issued to
     acquire mineral property options                       --           --          344,873
     Warrants issued for consulting fees               170,521           --          170,521
     Common stock issued for incentive fees               --           21,544         21,544
   Changes in assets and liabilities:
       Accounts receivable                                --            1,000           --
       Related party receivable                           --           (3,056)          --
       Inventory                                          --             --            3,805
       Prepaid expenses                                  1,725           --             --
       Accounts payable                                535,702        115,863        859,767
       Accrued expenses                                 (1,947)         7,941         17,500
                                                   -----------    -----------    -----------
   Net cash used in operating activities              (723,050)      (356,078)    (2,202,959)
                                                   -----------    -----------    -----------

Cash flows from investing activities:
       Payment of deposit                                 --           (1,000)        (1,000)
       Return of deposit                                  --             --            1,000
       Proceeds from sale of equipment                    --             --           33,926
       Proceeds from sale of mineral property             --             --           20,000
       Purchase of furniture and equipment                --          (34,037)       (37,195)
       Payments for mineral properties and
       acquisition costs                                  --             --             --
       Proceeds from investments sold                   41,420         36,687        112,707
                                                   -----------    -----------    -----------
   Net cash provided by investing activities            41,420          2,650        129,438
                                                   -----------    -----------    -----------

Cash flows from financing activities:
       Payments on notes payable and short term
       borrowings                                       (1,380)       (10,115)        (4,092)
       Sale of warrants for common stock                  --             --           10,000
       Proceeds from short-term borrowings             385,000         14,830        427,000
       Sale of common stock, subscriptions
       and exercise of options                         202,000        602,500      1,643,151
                                                   -----------    -----------    -----------
   Net cash provided by financing activities           585,620        607,215      2,076,059
                                                   -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                        (96,010)       253,787          2,538

CASH, BEGINNING OF THE PERIOD                          102,155          8,998          3,607
                                                   -----------    -----------    -----------

CASH, END OF THE PERIOD                            $     6,145    $   262,785    $     6,145
                                                   ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid                                   $       559    $      --      $     2,210

   Taxes paid                                      $      --      $      --      $      --

NON-CASH FINANCING ACTIVITIES:
   Common stock and warrants issued to acquire
    mineral property options                       $      --      $      --      $   344,873
   Common stock issued to acquire mineral
   property                                        $      --      $      --      $    75,000
   Common stock issued for acquisition of
    mining equipment                               $      --      $      --      $   180,000
   Common stock issued for services and expenses   $    13,840    $   141,171    $   495,714
   Common stock issued for investment              $      --      $      --      $    67,000
   Common stock issued for debt                    $      --      $      --      $    40,842
   Common stock issued to pay accrued fees         $    11,800    $      --      $    11,800
   Deferred acquisition costs on mining property   $      --      $      --      $    46,242
   Stock options  and warrants issued for
   financing activities                            $   698,039    $      --      $   715,339
   Warrants issued for consulting fees             $   170,521    $      --      $   170,521
   Common stock issued for incentive fees          $      --      $    21,544    $    21,544
   Common stock and options issued as
   compensation                                    $   429,884    $     1,380    $   684,345
   Purchase of equipment with financing
   agreement                                       $      --      $      --      $    14,093
   Investments received for mineral property       $      --      $      --      $     5,000

             See accompanying notes and accountant's review report

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Trend Mining Company (formerly Silver Trend Mining Company) ("the Company") was originally incorporated on September 7, 1968 under the laws of the State of Montana for the purpose of acquiring, exploring and developing mining properties. From 1984 to late 1996, the Company was dormant. In November 1998, the Company changed its focus to exploration for platinum and palladium related metals. In February 1999, the Company changed its name from Silver Trend Mining Company to Trend Mining Company to better reflect the Company's change of focus to platinum group metals. The Company conducts operations primarily from its offices in Coeur d'Alene, Idaho. The Company has elected a September 30 fiscal year-end.

In March 28, 2001, the Company reincorporated in Delaware. Under its amended certificate of incorporation, Trend has 100,000,000 shares of authorized common stock with a par value of $0.01 per share, and 20,000,000 shares of authorized preferred stock with a par value of $0.01, with rights and preferences to be determined by the Company's Board of Directors. One share of Series A preferred stock has been created and issued to Thomas S. Kaplan and requires the holder's approval for all stock and equity issuances (See Note 4).

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

BASIC AND DILUTED LOSS PER SHARE
Basic and diluted loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the year or period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the length of time that they were outstanding.

Outstanding options and warrants representing 10,239,261 shares and 11,171,333 shares, respectively, for the three months ended March 31, 2001 and 2000, have been excluded from the calculation of diluted loss per share as they would be antidilutive.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

COMPENSATED ABSENCES
The Company's employees are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service and other factors. The Company estimates that the amount of compensation for future absences is minimal and immaterial for the period ended March 31, 2001 and the year ended September 30, 2000 and, accordingly, no liability has been recorded in the financial statements. The Company's policy is to recognize the cost of compensated absences when compensation is actually paid to employees.

COMPREHENSIVE INCOME (LOSS)
The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Accordingly, accumulated other comprehensive income or loss is included in the stockholders' equity section of the balance sheets. Amounts are reported net of tax and include unrealized gains or losses on available for sale securities.

DERIVATIVE INSTRUMENTS

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998 and SFAS No. 138 "Accounting for Derivative Instruments and Certain Hedging Activities" in June 2000. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value, at the appropriate date.

At March 31, 2001, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

EMPLOYEE AND NON-EMPLOYEE STOCK COMPENSATION
The Company values common stock issued to employees and other than employees for services, property and investments at the fair market value of the common stock which is the closing price of Company stock on the day of issuance. If no trading occurred on that day, then the fair market value is the lower of the closing prices on the first previous day and the first following day on which the Company's stock was traded.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EXPLORATION COSTS
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the period ended March 31, 2001 and 2000 were $118,106 and $114,961, respectively. In the six month periods ending March 31, 2001 and 2000, exploration expenses amounted to $222,150 and $174,994, respectively. As of March 31, 2001, the exploration costs expensed during the Company's exploration stage were $1,701,964.

EXPLORATION STAGE ACTIVITIES
The Company has been in the exploration stage since October 1, 1996, when the Company emerged from a period of dormancy, and has no revenues from operations. The Company is primarily engaged in the acquisition and exploration of mineral properties. Should the Company locate a commercially viable reserve, the Company would expect to actively prepare the site for extraction. The Company's accumulated deficit prior to the exploration stage was $558,504.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts for cash, accounts payable, notes payable and accrued liabilities approximate their fair value.

GOING CONCERN
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $2,657,821 for the six month period ended March 31, 2001 and has an accumulated deficit during the exploration stage of $5,808,898. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTERIM FINANCIAL STATEMENTS
The interim financial statements for the period ended March 31, 2001, included herein have not been audited. The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented are not necessarily indicative of the results expected for the full fiscal year.

INVESTMENT POLICIES
The Company uses the average cost method to determine the gain or loss on investment securities held as available-for-sale based upon the accumulated cost bases of specific investment accounts.

MINERAL PROPERTIES
The Company capitalizes only amounts paid in cash or stock as consideration for the acquisition of real property (see Note 3). Properties are acquired and recorded at fair values negotiated in arm's length transactions. Costs and fees paid to locate and maintain mining claims, to acquire options to purchase claims or properties, and to maintain the mineral rights and leases, are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

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

OPTION AND WARRANT FAIR VALUE CALCULATIONS
The Company utilizes the Black-Scholes valuation model to calculate the fair value of options and warrants issued for financing, acquisition, compensation and payment for services purposes. The parameters used in such valuations include a risk free rate of 5.5%, the assumption that no dividends are paid, exercise periods ranging from 1 week to 5.5 years, depending upon the terms of the instrument issued, and a volatility factor calculated annually based on estimates of expected volatility, as per SFAS 123. The Company used its historic volatility data to develop the 1998 estimate of 30%, consistent with its limited public trading in 1998. The volatility estimates for 1999, 2000 and 2001 reflect an average of Company data and volatility factors reported by two other mining companies at comparable stages in their respective public trading histories, resulting in expected volatilities of 55.12% in 1999, 48.05% in 2000 and 46.4% in 2001.

RECLASSIFICATIONS
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's total accumulated deficit or net losses presented.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVERSE STOCK SPLIT
The Company's board of directors authorized a 1 for 10 reverse stock split of its no par value common stock. (See Note 4.) All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the reverse stock split.

SEGMENT REPORTING
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended September 30, 1999. SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company's mining properties were not engaged in any business activity. The Company had no segments engaged in business activities at March 31, 2001 and, therefore, no segment reporting is required.


NOTE 3 - MINERAL PROPERTIES

The following describes the Company's significant mineral properties:

WYOMING PROPERTIES
During the year ended September 30, 1999, the Company entered into an option agreement with General Minerals Corporation (GMC) to acquire the Lake Owen Project located in Albany County, Wyoming. The agreement with GMC entitled the Company to receive 104 unpatented mining claims in exchange for 715,996 shares of common stock, $40,000 in cash to be paid in four quarterly payments of $10,000 and $750,000 in exploration expenditure commitments to be incurred over a three-year option period. In May 2000, the Company issued an additional 129,938 shares of common stock under this agreement for the acquisition of the Lake Owen Project.

The Company and GMC subsequently entered into an amendment to the agreement under which (i) the Company issued 416,961 shares of common stock to GMC upon GMC's exercise of preemptive rights, (ii) the Company agreed to perform an additional $15,000 of geophysical work on the Lake Owen Project prior to December 31, 2000, (iii) the Company issued 200,000 additional shares and warrants exercisable until June 2002 to purchase 200,000 shares at $0.70 per share, and (iv) GMC agreed to terminate its antidilution and preemptive rights as provided in the original agreement. The Company has expensed $295,873 for cash paid and common stock issued to acquire this Project.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 3 - MINERAL PROPERTIES (CONTINUED)

In the fiscal year to date, the Company located and staked 155 unpatented mining claims in Albany County, Wyoming, including 34 and 121 claims, which were staked at the Douglas Creek and Keystone properties, respectively.

MONTANA PROPERTIES
In March 2000, the Company entered into a three year lease and option agreement under which it has the right to acquire a 100% interest in the Intrepid claims. Upon entering into the agreement, the Company paid the claim owners $5,800 in cash and 100,000 shares of common stock. In the Company's acquisition of this option, it has expensed $97,140 for cash paid and common stock issued.

Under the agreement, the Company is obligated to incur exploration expenditures of not less than $10,000 by September 30, 2001, $15,000 by March 4, 2002 and $15,000 by March 4, 2003. In addition, the Company must make advance royalty payments of $10,000 by March 4, 2001, $25,000 by March 4, 2002 and $35,000 each year thereafter. In March 2001, the Company and the claim holders agreed to replace the March $10,000 advance royalty payment with a $9,000 payment due May 11, 2001. In connection with this agreement, the Company issued to the holders 3,000 shares of common stock on March 11, 2001 with an aggregate value of $2,340. The May 11 payment has not been made and the Company has requested an extension.

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

During the year ended September 30, 2000, the Company located and staked 211 claims in Stillwater County Montana. In the fiscal year to date, an additional 222 claims were staked and added, and 38 claims were abandoned, resulting in a net total of 395 claims.

OREGON PROPERTY
During the year ended September 30, 1999, the Company entered into an agreement in which it would explore and stake five claims located in Jackson County, Oregon known as the Shamrock property. All transactions have been completed and the Company has acquired title to these claims.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 3 - MINERAL PROPERTIES (CONTINUED)

NEVADA PROPERTIES
During the year ended September 30, 1999, the Company entered into an agreement whereby Mountain Gold Exploration would explore and stake claims, transferring title to the Company upon completion thereof. Transactions were finalized for 13 claims known as the Hardrock Johnson Property located in Clark County, Nevada. During the fiscal year to date, the Company located and staked 31 unpatented claims known as the Willow Springs Claims. These claims are located in Nye County, Nevada.

CALIFORNIA PROPERTIES
In mid-2000, the Company located 79 unpatented mining claims, known as the Pole Corral property, in Tehema County, California. In September 2000, the Company located 33 unpatented mining claims known as the Cisco Butte property in Placer County, California.

CANADIAN PROPERTY
In August 2000, the Company entered into an agreement whereby Spectra Management Corporation would explore and stake five claims representing about 67,000 acres for the Company in northern Saskatchewan. This property is now known as the Peter Lake Claims.

The following property is scheduled for disposal pursuant to the Company's new focus on platinum and palladium related metals exploration:

NEVADA PROPERTY
In 1979, the Company acquired the Pyramid Mine, which consists of five unpatented lode mining claims near Fallon, Nevada. The claims are within the Walker Indian Reservation and located on the site of a U.S. Department of Defense bombing range. As of the date of these financial statements, no clean up has commenced on these claims. The Company is not aware of any pending requirements for clean up of hazardous materials. Pursuant to an impairment analysis performed by the Company, the Company wrote off the $70,333 book value of cash paid and common stock issued to acquire the Pyramid Mine, effective prior to the inception of the Exploration Stage. This write-off resulted in a corresponding increase in accumulated deficit prior to the Exploration Stage.

The following property was disposed of during the last year:

IDAHO PROPERTY
In July 2000, the Company entered into an agreement with New Jersey Mining Company (New Jersey) whereby the Company received 50,000 shares of New Jersey's restricted common stock in exchange for New Jersey's opportunity to earn a 100% interest less a net smelter royalty in the Company's unpatented claims in Kootenai County, Idaho. This agreement, concerning the claims known as the Silver Strand Mine, which was part of the Company's prior silver mining activities, will require a three-year work commitment by New Jersey totaling $200,000. If the work commitment is not met, the Company will receive additional common stock of New Jersey. The Company will retain a 1.5% net smelter return until an aggregate of $50,000 in net smelter royalties have been received. Thereafter, the Company's net smelter return will decrease to 0.5%. Pursuant to an impairment analysis performed by the Company, the

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 3 - MINERAL PROPERTIES (CONTINUED)

Company wrote off the $104,753 book value of the property, effective prior to the inception of the Exploration Stage. This write-off resulted in a corresponding increase in accumulated deficit prior to the Exploration Stage. The Company also expensed $19,000 in previously capitalized costs as mineral property expenses in 1997. The value of the securities received upon disposition of the property was $5,000, which the Company recognized as a gain on disposition in the year ended September 30, 2000.


NOTE 4 - CAPITAL STOCK

COMMON STOCK
On March 28, 2001, the Company completed its reincorporation in Delaware. Under its amended certificate of incorporation, Trend has 100,000,000 shares of authorized common stock with a par value of $0.01 per share.

On February 16, 1999, the Company's board of directors authorized a 1 for 10 reverse stock split of the Company's no par value common stock. As a result of the split, 26,356,430 shares were retired. All references in the accompanying financial statements to the number of common shares and per-share amounts for the period ended March 31, 2001 and the year ended September 30, 2000 have been restated to reflect the reverse stock split.

The Company from time to time issues common stock in exchange for services, as compensation or for the acquisition of assets. Such stock is recorded at the fair market value on, or as near as possible to, the date of the transaction.

During the year ended September 30, 2000, the Company issued 226,194 shares of common stock, valued at $145,490 to officers and directors, as compensation; 530,177 shares of common stock valued at $251,635 for services provided to the Company; 100,000 shares of common stock valued at $89,000 in exchange for the option to acquire a mineral property; 200,000 shares of common stock valued at $66,000 for New Jersey Mining Company common stock; 65,285 shares of common stock valued at $21,544 as incentive fees and 11,419,009 shares of common stock, options and warrants for cash of $1,298,651. The Company issued 16,667 shares of common stock valued at $11,000 to an employee as part of his employment agreement. The Company also issued to General Minerals Corporation (GMC) an additional 129,938 shares valued at $16,242 as part of the deferred cost of acquiring the Lake Owen option. In addition, the Company issued 200,000 shares of common stock valued at $120,000 as partial consideration for the termination of certain preemptive rights held by GMC.

During the six-month period ended March 31, 2001, the Company issued 24,494 shares of common stock valued at $29,554 for services, 5,200 shares of common stock valued at $5,880 as compensation, 33,333 shares of common stock from options exercised by an employee for cash of $10,000, 75,000 shares valued at $63,750 to directors as compensation, 3,000 shares valued at $2,340 to modify an agreement, and 192,000 shares of common stock sold for $192,000 cash as a private placement.

See Note 6 regarding future loan repayments in units of Trend securities.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 4 - CAPITAL STOCK (CONTINUED)

PREFERRED STOCK
Under its amended Delaware certificate of incorporation, Trend also has 20,000,000 shares of authorized preferred stock with a par value of $0.01 per share, with rights and preferences to be determined by the Company's Board of Directors.

One share of Series A preferred stock has been created and issued to Thomas S. Kaplan and requires the holder's approval of all stock and equity issuances until such time as none of Mr. Kaplan, Electrum LLC or Asher B. Edelman beneficially owns more than twenty percent of the Company's outstanding stock. Holders of the Company's common stock will vote on the continued existence of the Series A preferred stock at each subsequent annual meeting. If the Series A preferred stock is not continued, the outstanding share of Series A preferred stock will convert to one share of common stock.

The following table discloses the Company's stock and equity transactions during the Exploration Stage. This information meets the disclosure requirements of SFAS No. 7 for development and exploration stage disclosures. The following abbreviations are used in the table: CS for Common Stock; OPT for Options; and WAR for Warrants.

------------------------------------------------------------------------------------------------------------------------------------
                                                                   COMMON    ADDITIONAL                                   VALUE OF
                                            NUMBER OF  PRICE PER   STOCK      PAID-IN     TOTAL    NUMBER OF  NUMBER OF   OPTIONS/
                               ISSUE DATE   SHARES     SHARE       AMOUNT     CAPITAL     AMOUNT   OPTIONS    WARRANTS    WARRANTS
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 1, 1996                    1,754,242             $ 17,542   $ 663,218   $ 680,760
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK,
OPTIONS AND WARRANTS
ACTIVITY AS FOLLOWS:
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     03/25/1997    200,000      $ 0.50    2,000      98,000     100,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Payment of liabilities
and expenses                    09/30/1997     45,511        0.50      455      22,301      22,756
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 1997                  1,999,753             $ 19,998   $ 783,518   $ 803,516                              --
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK,
OPTIONS AND WARRANTS
ACTIVITY AS FOLLOWS:
------------------------------------------------------------------------------------------------------------------------------------
CS for Mineral property         07/23/1998    150,000      $ 0.50    1,500      73,500      75,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     07/23/1998      7,500        0.20       75       1,425       1,500
------------------------------------------------------------------------------------------------------------------------------------
CS for Lease termination        07/23/1998     12,000        0.50      120       5,880       6,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Debt                     07/23/1998     80,000        0.50      800      39,200      40,000
------------------------------------------------------------------------------------------------------------------------------------
OPT for Financing               09/24/1998                                                            180,000                2,659
------------------------------------------------------------------------------------------------------------------------------------
CS for Compensation             09/30/1998      9,000        0.50       90       4,410   $4,500.00
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

BALANCE SEPTEMBER 30, 1998                  2,258,253             $ 22,583   $ 907,933   $ 930,516    180,000          --   $2,659
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                   COMMON    ADDITIONAL                                   VALUE OF
                                            NUMBER OF  PRICE PER   STOCK      PAID-IN     TOTAL    NUMBER OF  NUMBER OF   OPTIONS/
                               ISSUE DATE   SHARES     SHARE       AMOUNT     CAPITAL     AMOUNT   OPTIONS    WARRANTS    WARRANTS
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 1998                  2,258,253             $ 22,583   $ 907,933   $ 930,516    180,000          --   $2,659
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK,
OPTIONS AND WARRANTS
ACTIVITY AS FOLLOWS:
------------------------------------------------------------------------------------------------------------------------------------
CS for Debt, investment and
expenses                        10/12/1998      9,210      $ 0.30       92       2,671       2,763
------------------------------------------------------------------------------------------------------------------------------------
CS for Equipment                10/30/1998    600,000        0.30    6,000     174,000     180,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     11/28/1998      5,000        0.20       50         950       1,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   12/31/1998     30,858        0.44      309      13,191      13,500
------------------------------------------------------------------------------------------------------------------------------------
CS for Directors' compensation  01/25/1999     16,500        0.25      165       3,960       4,125
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   01/31/1999      8,572        0.35       86       2,914       3,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   03/31/1999     24,000        0.25      240       5,760       6,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      03/31/1999      6,000        0.25       60       1,440       1,500
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      04/30/1999     32,000        0.28      320       8,640       8,960
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   04/30/1999     12,000        0.28      120       3,240       3,360
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      05/31/1999     73,333        0.25      733      17,600      18,333
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      06/30/1999     34,353        0.25      344       8,244       8,588
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   06/30/1999     50,000        0.16      500       7,500       8,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      06/30/1999     95,833        0.16      958      14,375      15,333
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      07/06/1999      5,000        0.25       50       1,200       1,250
------------------------------------------------------------------------------------------------------------------------------------
OPT for Financing activities    07/22/1999                                                             50,000                   --
------------------------------------------------------------------------------------------------------------------------------------
CS for Mineral property option  07/27/1999    715,996        0.13    7,160      82,471      89,631
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     07/29/1999     33,333        0.15      333       4,667       5,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      07/30/1999    146,603        0.12    1,466      16,126      17,592
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      07/31/1999    133,697        0.12    1,337      14,707      16,044
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   07/31/1999     41,667        0.12      417       4,583       5,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     08/04/1999     16,667        0.15      167       2,333       2,500
------------------------------------------------------------------------------------------------------------------------------------
CS for Rent                     08/09/1999      1,000        0.25       10         240         250
------------------------------------------------------------------------------------------------------------------------------------
OPT for Financing activities    08/13/1999                                                            100,000                   --
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     08/15/1999     50,000        0.05      500       2,000       2,500
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      08/17/1999      5,000        0.25       50       1,200       1,250
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     08/17/1999    100,000        0.05    1,000       4,000       5,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     08/26/1999    100,000        0.10    1,000       9,000      10,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      08/31/1999    159,750        0.25    1,598      38,341      39,938
------------------------------------------------------------------------------------------------------------------------------------
CS for Prepaid expenses         09/10/1999     50,000        0.33      500      16,000      16,500
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     09/10/1999     50,000        0.10      500       4,500       5,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     09/13/1999    200,000        0.05    2,000       8,000      10,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      09/30/1999     80,053        0.26      801      20,013      20,814
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   09/30/1999    133,333        0.26    1,333      33,334      34,667
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      09/30/1999     67,500        0.26      675      16,875      17,550
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 1999                  5,345,511              $53,455  $1,452,009  $1,505,464    330,000          --   $2,659
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                   COMMON    ADDITIONAL                                   VALUE OF
                                            NUMBER OF  PRICE PER   STOCK      PAID-IN     TOTAL    NUMBER OF  NUMBER OF   OPTIONS/
                               ISSUE DATE   SHARES     SHARE       AMOUNT     CAPITAL     AMOUNT   OPTIONS    WARRANTS    WARRANTS
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 1999                  5,345,511              $53,455  $1,452,009  $1,505,464    330,000          --   $2,659
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK,
OPTIONS AND WARRANTS
ACTIVITY AS FOLLOWS:
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      10/04/1999     50,000      $ 0.26      500      12,500      13,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     10/22/1999     25,000        0.20      250       4,750       5,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      10/31/1999    273,675        0.31    2,737      82,103      84,840
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   11/30/1999     52,694        0.31      527      15,807      16,334
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      11/30/1999      4,327        0.31       43       1,298       1,341
------------------------------------------------------------------------------------------------------------------------------------
CS, OPT & WAR for Cash          12/31/1999  1,000,000       0.012   10,000       2,414      12,414  8,108,000  6,250,000    87,586
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      12/31/1999      1,200        0.35       12         408         420
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      01/04/2000     15,000        0.28      150       4,050       4,200
------------------------------------------------------------------------------------------------------------------------------------
CS for Investments              01/15/2000    200,000        0.33    2,000      64,000      66,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Incentive fees           01/17/2000     65,285        0.33      653      20,891      21,544
------------------------------------------------------------------------------------------------------------------------------------
OPT Expiration                  01/22/2000                                                            (50,000)                  --
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     01/25/2000     14,286        0.35      143       4,857       5,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        02/22/2000  1,000,000       0.142   10,000     131,900     141,900 (1,000,000)              (1,900)
------------------------------------------------------------------------------------------------------------------------------------
CS & OPT for Employees'
compensation                    02/25/2000     16,667        0.66      167      10,833      11,000     33,333                3,070
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      02/29/2000     10,000        0.72      100       7,100       7,200
------------------------------------------------------------------------------------------------------------------------------------
CS for Mineral property         03/24/2000     50,000        1.03      500      51,000      51,500
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        03/27/2000  2,500,000       0.142   25,000     329,750     354,750 (2,500,000)              (4,750)
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      03/31/2000     75,000        0.81      750      60,000      60,750
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   03/31/2000      3,000        0.81       30       2,400       2,430
------------------------------------------------------------------------------------------------------------------------------------
CS for Mineral property         04/04/2000     50,000        0.75      500      37,000      37,500
------------------------------------------------------------------------------------------------------------------------------------
CS & OPT for Directors'
compensation                    04/11/2000    150,000        0.70    1,500     103,500     105,000     67,000               12,750
------------------------------------------------------------------------------------------------------------------------------------
CS for Deferred mineral
property acquisition costs      05/08/2000    129,938       0.125    1,299      14,943      16,242
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      05/15/2000      9,975        0.63      100       6,184       6,284
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     06/26/2000    416,961       0.056    4,170      19,361      23,531
------------------------------------------------------------------------------------------------------------------------------------
CS & WAR for Modification of
stockholder agreement           06/26/2000    200,000        0.60    2,000     118,000     120,000              200,000     30,000
------------------------------------------------------------------------------------------------------------------------------------
OPT & WAR for Modification of
stockholder agreement           06/27/2000                                                          1,729,762  1,729,761    14,641
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        06/29/2000  1,597,588       0.064   15,976      86,740     102,716 (1,597,588)              (2,716)
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   06/30/2000      9,000        0.81       90       7,185       7,275
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      06/30/2000      1,000        0.70       10         690         700
------------------------------------------------------------------------------------------------------------------------------------
OPT Agreement Modification      07/07/2000                                                           (127,500)                  --
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        07/14/2000     10,000        0.30      100       2,900       3,000    (10,000)
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        07/21/2000  1,800,000       0.122   18,000     201,060     219,060 (1,800,000)             (12,060)
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        07/26/2000    650,000       0.122    6,500      72,605      79,105   (650,000)              (4,355)
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   07/31/2000      3,000        1.24       30       3,690       3,720
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        08/01/2000     50,000        0.15      500       7,000       7,500    (50,000)
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        08/01/2000     50,000        0.30      500      14,500      15,000    (50,000)
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        08/14/2000     90,000       0.122      900      10,053      10,953    (90,000)                (603)
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        08/24/2000  1,000,000       0.122   10,000     111,700     121,700 (1,000,000)              (6,700)
------------------------------------------------------------------------------------------------------------------------------------
CS for Directors' compensation  08/25/2000      1,500        1.00       15       1,485       1,500
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        08/31/2000     15,000        0.30      150       4,350       4,500    (15,000)
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   08/31/2000      1,000        1.13       10       1,120       1,130
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                   COMMON    ADDITIONAL                                   VALUE OF
                                            NUMBER OF  PRICE PER   STOCK      PAID-IN     TOTAL    NUMBER OF  NUMBER OF   OPTIONS/
                               ISSUE DATE   SHARES     SHARE       AMOUNT     CAPITAL     AMOUNT   OPTIONS    WARRANTS    WARRANTS
------------------------------------------------------------------------------------------------------------------------------------

CS for Cash from options        09/22/2000  1,200,174       0.122   12,002     134,720     146,722 (1,200,174)              (8,702)
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      09/22/2000     90,000        1.45      900      72,000      72,900
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   09/30/2000      6,000        1.35       60       8,040       8,100
------------------------------------------------------------------------------------------------------------------------------------
Cash for Warrants               09/30/2000                                                                                  10,000
------------------------------------------------------------------------------------------------------------------------------------
CS Adjustment                   09/30/2000       (5)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30,
2000                                       18,232,776             $182,328  $3,296,897  $3,479,225    127,833  8,179,761  $118,920
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK,
OPTIONS AND WARRANTS
ACTIVITY AS FOLLOWS:
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        10/10/2000     33,333      $ 0.39      333      12,737      13,070    (33,333)              (3,070)
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      10/15/2000     10,000        1.15      100      11,400      11,500
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   10/31/2000      3,000        1.30       30       3,870       3,900
------------------------------------------------------------------------------------------------------------------------------------
WAR for Consulting services     11/01/2000                                                                      250,000    123,775
------------------------------------------------------------------------------------------------------------------------------------
CS for Employees' compensation  12/06/2000      2,200        0.90       22       1,958       1,980
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     12/20/2000    100,000        1.00    1,000      99,000     100,000
------------------------------------------------------------------------------------------------------------------------------------
WAR for Consulting services     12/31/2000                                                                      180,000     46,746
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      01/02/2001     10,000      $ 1.35      100      13,400      13,500
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     01/11/2001     47,000        1.00      470      46,530      47,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      01/11/2001      3,407        1.00       34       3,373       3,407
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      01/23/2001        604        1.10        6         658         664
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     01/24/2001     25,000        1.00      250      24,750      25,000
------------------------------------------------------------------------------------------------------------------------------------
WAR for Loan agreements         02/01/2001                                                                      285,000     76,551
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     02/06/2001     20,000        1.00      200      19,800      20,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      02/06/2001        483        1.00        5         478         483
------------------------------------------------------------------------------------------------------------------------------------
CS for Directors' compensation  02/23/2001     75,000        0.85      750      63,000      63,750
------------------------------------------------------------------------------------------------------------------------------------
OPT for Director, officer and   02/23/2001                                                          1,200,000              354,000
employee compensation
------------------------------------------------------------------------------------------------------------------------------------
WAR for Loan agreements         03/12/2001                                                                       50,000     13,430
------------------------------------------------------------------------------------------------------------------------------------
WAR Extension of exercise
period                          03/12/2001                                                                                 608,058
------------------------------------------------------------------------------------------------------------------------------------
CS for Modification of contract 03/22/2001      3,000        0.78       30       2,310       2,340
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

BALANCE MARCH 31, 2001                     18,565,803              $185,658  $3,600,161  $3,785,819  1,294,500 8,944,761 $1,338,410
------------------------------------------------------------------------------------------------------------------------------------

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS

The Company had a Stock Option Plan, which was initiated to encourage and enable qualified officers, directors and other key employees to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of ten percent of the currently issued and outstanding shares of the Company's common stock may be subject to, or issued pursuant to the terms of the plan. No options were issued under the Plan, and the Plan has been terminated.

On February 23, 2001, the Company's shareholders approved the adoption of the 2000 Equity Incentive Plan and the reservation of 5,000,000 shares of Common Stock for distribution under the plan. These shares and options to acquire those shares may be granted to the Company's employees (including officers), directors and consultants. The plan will terminate on January 4, 2011. The exercise price of options granted under this plan will not be less than the fair market price on the date of grant and in some cases not less than 110% of the fair market price. The term, vesting schedule, transfer restrictions and termination are to be determined by the Company's Board of Directors.

In the Black-Scholes Option Price Calculations below, the Company used the following assumptions to estimate fair value: the risk-free interest rate was 5.5%, volatility was 30.0% in 1998, 55.12% in 1999, 48.05% in 2000 and 46.4% in
2001, and the expected life of the options and warrants varied from one week to
5.5 years. The Company also assumed that no dividends would be paid on common stock.

On February 23, 2001, the Company issued under the plan to its five non-employee directors an aggregate of 75,000 shares of common stock and options to acquire 75,000 shares with an exercise price of $0.80 per share exercisable until February 23, 2004. The Company also issued under the plan to its employees (including officers) options to acquire 1,125,000 shares with an exercise price of $0.80 per share exercisable until February 23, 2004. The total fair value of the options issued to directors and employees, estimated on the grant date using the Black-Scholes Option Price Calculation, was $354,000. The fair value was charged as a compensation expense.

During 1999, the Company granted various stockholders options to acquire 150,000 shares of common stock at prices varying from $0.15 to $0.35 per share as additional incentives for various stock purchases. At the respective grant dates, these options were each determined to have no appreciable fair value using the Black-Scholes Option Price Calculation.

In February 2000, the Company granted an employee options until February 25, 2002 to acquire 33,333 shares of common stock at an exercise price of $0.30 per share as compensation. The fair value of these options estimated on the grant date using the Black-Scholes Option Price Calculation was $3,070. The employee exercised these options in October 2000.

During the fiscal year ended September 30, 2000, the Company's board of directors issued options to purchase 67,000 shares of its common stock at $0.50 per share to six retired directors. The options issued to each director were based on years of service and are exercisable from April 15, 2000 to April 15, 2003. The fair value of these options estimated on the grant date using the Black-Scholes Option Price Calculation was $12,750.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)


As partial consideration for an amendment to the GMC option agreement, the Company granted to GMC in June 2000 a warrant to purchase 200,000 shares for $0.70 per share exercisable until June 12, 2002. The fair value of this warrant estimated on the date of issuance using the Black-Scholes Options Price Calculation was $30,000.

On November 17, 2000, the Company entered into a consulting agreement with R. H. Barsom Company, Inc., under which the consultant would perform certain services for the Company until June 30, 2001, for an advance fee of $100,000 and 180,000 shares of common stock. In early January 2001, the Company and the consultant agreed to terminate the agreement. In connection with the termination, the consultant surrendered the 180,000 shares of common stock and received warrants to purchase 180,000 shares of the Company's common stock at $1.50 per share, exercisable over approximately two years. The fair value of these warrants estimated on the grant date using the Black-Scholes Option Price Calculation was $46,746, which was included in consulting expenses for the quarter ended December 31, 2000.

On November 8, 2000, effective November 1, 2000, the Company entered into a 24-month agreement with Eurofinance Inc. under which the entity would assist the Company with certain investment community matters in return for a monthly fee of $5,000, plus expenses, and warrants to purchase 820,000 shares of common stock at $1.50 per share. The warrants were exercisable until November 1, 2005. In early January 2001, this agreement was terminated, with the Company no longer obligated for the remaining monthly fees, and only the warrant for 250,000 shares that vested on November 1, 2000 remains outstanding. The fair value of this warrant estimated on the grant date using the Black-Scholes
Option Price Calculation was $123,775 which was included in consulting expenses for the quarter ended December 31, 2000.

TIGRIS FINANCIAL GROUP LTD./ELECTRUM LLC
On December 29, 1999, the Company entered into a stock purchase agreement with Tigris Financial Group Ltd. under which Tigris purchased 1,000,000 shares of the Company's common stock for $100,000, was granted an option until March 28, 2000 to acquire up to an additional 3,500,000 shares of common stock for an exercise price of $0.14 per share, (or $490,000 in the aggregate), and was granted an option to purchase, for $10,000, warrants to purchase an additional 6,250,000 shares of the Company's common stock at an exercise price of $0.40 per share. The Company used the Black-Scholes Option Price Calculation effective as of the transaction date and estimated the fair values to be $37,524 for the option and $50,062 for the warrants. On March 8, 2000, Tigris assigned its rights under the stock purchase agreement to Electrum LLC, an affiliate.

Electrum exercised its option and acquired 3,500,000 shares of the Company's common stock in February and March 2000. Pursuant to the terms of the stock purchase agreement, upon exercise in full of this first option, Electrum's option until September 25, 2000 to purchase up to an additional 4,608,000 shares of common stock at an exercise price of $0.14 per share, or $645,120 in the aggregate, became exercisable.

On June 27, 2000, the Company and Electrum entered into an amendment to the stock purchase agreement under which the option to purchase 4,608,000 shares was modified. As modified, Electrum had an option until July 5, 2000 to acquire up to an additional 1,597,588 shares at $0.062 per share or $100,000 in the aggregate and, upon exercise in full of this option, an option became exercisable

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)


until September 25, 2000 to acquire up to 4,740,174 shares at an exercise price of $0.115 per share, or $545,120 in the aggregate. In addition, the option to purchase warrants was modified and, as modified, Electrum had an option to purchase, for $10,000, warrants to buy up to 7,979,761 shares at an exercise price of $0.40 per share until September 20, 2003. The Company utilized the Black-Scholes Option Price Calculation to estimate the fair value of the modifications as of the grant date and recorded $4,262 for the options and $10,379 for the warrants. The $14,641 total amount was charged as a financing expense.

Electrum has exercised all of its options to purchase the Company's common stock and its option to purchase the warrant. In connection with its acquisition of those shares, Electrum assigned 3,530,174 shares and 500,000 warrants to third parties. Subsequently, Electrum has assigned an additional 2,000,000 shares and 500,000 warrants.

Pursuant to loan agreements between the Company and Electrum LLC, the Company issued warrants to acquire 285,000 shares at $1.50 per share in February 2001, exercisable through September 30, 2003, and warrants to acquire 50,000 shares at $1.50 per share in March 2001, exercisable through September 30, 2006. The Company also extended through September 30, 2006 the expiration dates of the 285,000 warrants, together with the warrants to acquire 7,979,761 shares. The fair values of the newly issued 285,000 warrants and 50,000 warrants, estimated on their respective grant dates, as modified for the expiration date extension in the case of the 285,000 warrants, using the Black-Scholes Option Price Calculation, were $76,551 and $13,430, respectively. The fair value of the modification to extend the expiration date, estimated as of the date of the modification for the 7,979,761 warrants, using the Black-Scholes Option Price Calculation, was $608,058.

As of March 31, 2001, Tigris and Electrum own approximately 29% of the Company's outstanding common stock and, assuming that Electrum exercises its warrants and that the Company has issued no other shares, would own nearly 49% of the Company's then outstanding common stock.

Electrum had certain preemptive rights, which were not exercised and have been subsequently terminated. Tigris and Electrum have the right to proportional representation on the Company's board of directors and registration rights for all of the Company's common stock acquired through this agreement held by them.

As of March 31, 2001 and 2000, the Company had warrants outstanding as described representing 8,944,761 and 6,250,000 shares of common stock, respectively.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)


Following is a summary of the status of the options during the year ended September 30, 2000 and the period ended March 31, 2001:

                                                                         WEIGHTED AVERAGE
                                                       NUMBER OF SHARES   EXERCISE PRICE
                                                       ----------------  ----------------
Outstanding at October 1, 1999                              330,000        $   0.32
Granted                                                   9,938,095            0.12
Exercised                                                (9,962,762)           0.12
Forfeited                                                      --               --
Revised                                                    (127,500)           0.36
Expired                                                     (50,000)           0.35
                                                         ----------        --------
Outstanding at September 30, 2000                           127,833        $   0.51
                                                         ==========        ========
Options exercisable at September 30, 2000                   127,833        $   0.51
                                                         ==========        ========



Outstanding at October 1, 2000                              127,833        $   0.51
Granted                                                   1,200,000            0.80
Exercised                                                   (33,333)           0.30
Forfeited                                                      --               --
Revised                                                        --               --
Expired                                                        --               --
                                                         ----------        --------
Outstanding at March 31, 2001                             1,294,500        $   0.79
                                                         ==========        ========
Options exercisable at March 31, 2001                     1,294,500        $   0.79
                                                         ==========        ========

On or before July 19, 2001                                   15,000        $   0.50
On or before July 19, 2002                                   12,500        $   1.00
On or before April 14, 2003                                  67,000        $   0.50
On or before February 23, 2004                            1,200,000        $   0.80

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has accrued director and officer fees in the amounts of $48,818 at March 31, 2001. As of March 31, 2000, the Company owed fees to officers and directors of $62,500.

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

In December 2000, the Company entered into an agreement with Electrum to provide the right to borrow an additional $250,000. The funds obtained under this agreement bear interest at 8%, and repayment is due on June 30, 2001 or upon the Company's completion of a public or private debt or equity financing. The Company borrowed $200,000 under this agreement, and no additional funds are available under this agreement.

The loan agreement provides that if these loans are not paid by February 1, 2001, the Company is required to grant Electrum warrants to purchase 285,000 shares of the Company's common stock at $1.50 per share exercisable through September 30, 2003. The loans were not repaid by February 1, 2001, and the warrants have been issued. Electrum may also elect to be repaid part or all the total principal and interest outstanding under both loans in "units" of Trend securities, at the rate of one unit per each $1.25 owed. Each unit would consist of one share of common stock and a warrant to purchase one share of common stock at $1.50 per share, originally exercisable through September 30, 2003. Electrum has agreed that at least $100,000 of the November 2000 loan will be repaid in units. This conversion of debt to equity was not reflected in the financial statements as of March 31, 2001.
(See Note 13.)

On March 12, 2001, the Company entered into an agreement with Electrum under which the Company borrowed an additional $50,000 to fund its operating costs, on the same interest and repayment terms as the loans under the December 2000 loan agreement. Under this agreement, in March 2001, the Company granted to Electrum warrants to purchase an additional 50,000 shares of its common stock at $1.50 per share, exercisable through September 30, 2006. The Company also agreed to extend through September 30, 2006, the expiration dates of the warrants to acquire 7,979,761 shares issued under the stock purchase agreement and the warrants to acquire 285,000 shares issued under the December 2000 agreement.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

In the quarter ended March 31, 2001, the Company recorded a financing charge of $608,058 related to the extension of the 7,979,761 warrants granted under the stock purchase agreement and recorded a financing charge totaling $89,981 for the grant and extension of the 285,000 warrants issued under the December 2000 loan agreement and the grant of the 50,000 warrants issued under the March 2001 loan agreement. These financing costs represent the fair value of the equity issuances under the Company's Black-Scholes Option Price Calculation.

EMPLOYMENT AGREEMENT
In July 2000, the Company entered into an employment agreement with John Ryan, then the Chief Financial Officer, Secretary and Treasurer of the Company, under which Mr. Ryan received 3,000 shares per month of Trend common stock as compensation for his services. Mr. Ryan resigned in December 2000, and this agreement was terminated. No amounts were owed to Mr. Ryan as of March 31, 2001.


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment, including vehicles, is being calculated using the straight-line method over the expected useful lives of five years of the assets. Depreciation expense for the six month period ended March 31, 2001 and the year ended September 30, 2000 was $8,974 and $10,823, respectively.

The following is a summary of property, equipment, and accumulated depreciation.

                                   MARCH 31,    SEPTEMBER 30,
                                     2001           2000
                                   ---------    -------------
Furniture and Equipment            $ 51,288      $ 51,288
Less: Accumulated Depreciation      (20,085)      (11,111)
                                   --------      --------
                                   $ 31,203      $ 40,177
                                   ========      ========

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

The Company recognized a charge for other comprehensive loss of $38,314 for the year ended September 30, 2000. In the six month periods ended March 31, 2001 and March 31, 2000, the Company recognized income of $413 and $5,686, respectively, for the change in the market value of investments. The investment in New Jersey Mining Company was liquidated during the period ended March 31, 2001 and the Company realized a loss of $74,533.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 8 - INVESTMENTS (CONTINUED)

Available-for-sale securities consist of common stock stated at fair value and are summarized as follows:

                                             MARCH 31,        SEPTEMBER 30,
                 INVESTMENT                   2001                2000
         --------------------------          ---------        -------------
         New Jersey Mining Company           $    --          $  107,250
                                             =========        =============

NOTE 9 - NOTES PAYABLE

Following is a summary of long-term debt as of March 31, 2001 and September 30, 2000:

                                                                                  MARCH 31,     SEPTEMBER 30,
                                                                                   2001            2000
                                                                                  ---------     ------------
         Note payable to First Security Bank, N.A.
             Interest at 14.99%, secured by vehicle, payable in monthly
             installments of $179 through February 28, 2003                       $  3,674         $ 4,339

         Note payable to First Security Bank, N.A.
             Interest at 14.99%, secured by vehicle, payable in monthly
             installments of $231 through April 7, 2005                              8,327           9,042
                                                                                  --------        --------
             Total notes payable                                                    12,001          13,381

             Less:  Current maturities included in current liabilities              (3,150)         (2,992)
                                                                                  --------        --------
                                                                                  $  8,851         $10,389
                                                                                  ========         =======

Following are the maturities of long-term debt for the current year and each of the next four years ending on September 30:

                           2001                                        $   1,812
                           2002                                            3,408
                           2003                                            2,884
                           2004                                            2,345
                           2005                                            1,552
                                                                      ----------
                                                                        $ 12,001
                                                                      ==========

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 10 - INCOME TAXES

At March 31, 2001, the Company has accumulated operating losses approximating $5.0 million. These operating losses may be offset against future taxable income, however there is no assurance that the Company will have income in the future. Accordingly, the potential tax benefit of the net operating loss carryforward is offset by a valuation allowance of the same amount. The Company's ability to utilize these net operating loss carryforwards may be limited by ownership changes. No provision for the recoverability of tax benefits has been reported in the financial statements of the Company, due to their uncertainty.


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

In consideration for the aforementioned option, the Company paid GMC $40,000 in cash and issued to GMC 715,996 shares in 1999 and 129,938 shares in 2000. The Company and GMC subsequently entered into an amendment to the agreement under which (i) the Company issued 416,961 shares of common stock to GMC upon GMC's exercise of preemptive rights, (ii) the Company agreed to perform an additional $15,000 of geophysical work on the Lake Owen Project prior to December 31, 2000,
(iii) the Company issued 200,000 additional shares and warrants exercisable until June 2002 to purchase 200,000 shares at $0.70 per share, and (iv) GMC agreed to terminate its antidilution and preemptive rights as provided in the original agreement.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

In March 2001, the Company and the claim holders agreed to replace the March $10,000 advance royalty payment with a $9,000 payment due May 11, 2001. In connection with this agreement, the Company issued to the claim holders 3,000 shares of common stock on March 11, 2001 with an aggregate value of $2,340. The May 11 payment has not been made and the Company has requested an extension.

LEASE AGREEMENTS
Through the year ended September 30, 2000, the Company rented office facilities in Coeur d'Alene, Idaho on a month-to-month basis. Total rents paid during the year ended September 30, 2000 were $5,530.

During the period ended December 31, 2000, the Company entered into a lease for its executive offices in Coeur d'Alene. The lease has a three-year term with monthly rent of $2,656 in addition to a $2,656 security deposit. The Company has the option to extend the lease for an additional two years at a monthly rent of $2,921. The Company's rent expense reflects a reduction for payments for improvements that were considered to be in lieu of lease expense. Total rents expensed during the six month period ended March 31, 2001 were $15,969.

In July 2000, the Company entered into a new lease agreement for additional office facilities in Reno, Nevada. The agreement is a two year lease and calls for monthly payments of $1,725 during the first year and $1,775 during the second year in addition to a $350 security deposit. Prior to the signing of this lease, the Company had occupied the facilities on a month-to-month basis for $1,714 per month. Total rents during the six month period ended March 31, 2001 and the year ended September 30, 2000 were $10,420 and $3,438, respectively.

The minimum lease payments as of March 31, 2001, for the six months ending September 30, 2001 and for fiscal years 2002 and 2003, are as follows:

                               2001                  $     26,436
                               2002                        47,847
                               2003                        31,872
                                                      -----------
                               Total                 $    106,155
                                                      ===========

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

On November 8, 2000, effective November 1, 2000, the Company entered into a 24-month agreement with Eurofinance Inc. under which the entity would assist the Company with certain investment community matters in return for a monthly fee of $5,000, plus expenses, and warrants to purchase 820,000 shares of common stock at $1.50 per share. The warrants were exercisable until November 1, 2005. In early January 2001, this agreement was terminated, with the Company no longer obligated for the remaining monthly fees, and only the warrant for 250,000 shares that vested on November 1, 2000 remains outstanding.

On October 31, 2000, the Company entered into a consulting agreement with Brian Miller under which Mr. Miller performs certain services for the Company. Under this agreement, Mr. Miller has received cash for his services and was granted 10,000 shares of common stock effective January 2, 2001.

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

During the year ended September 30, 2000, the Company recognized a gain of $5,000 on the sale of the Silver Strand Mine, for which it received New Jersey Mining Company stock valued at $5,000 and retained a royalty. The mine had been acquired for common stock in 1984. (See Note 3.)

NOTE 13 - SUBSEQUENT EVENT

RELATED PARTY LOANS
On April 11, 2001, the Company entered into an agreement with Electrum under which the Company may borrow additional funds from Electrum under the terms of December 2000 loan agreement to fund its operating costs if Electrum elects, in its sole discretion, to lend such funds. The funds borrowed under this agreement bear interest at 8%, and repayment is due on the earlier of June 30, 2001 or completion of any private placement of the Company's shares. At Electrum's option, the Company may repay part or all of the principal and interest outstanding under the loan in units as described in Note 6.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 14 - CORRECTIONS OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has made corrections to its financial statements for changes in accounting estimates and policies which are being treated as corrections of errors and estimates, as set forth in the following table.

                                                        FORM
                                                        10-SB,
                                                      AMENDMENT      AMENDMENT      AMENDMENT       AMENDMENT*
                                                    NOS. 1 AND 2       NO. 3          NO. 4           NO. 5
                                                    ------------    ------------    ----------     ----------
                  1998
Net Loss                                              $ (80,484)     $(116,504)     $(116,504)     $(119,163)
                                                      ---------      ---------      ---------      =========
Adjustments to Net Loss:
Organizational Costs Reclassification                   (31,520)          --             --
Stock Recording Omission                                 (4,500)          --             --
Option Costs (Recorded in Correct Year)                    --             --           (2,659)
                                                      ---------      ---------      ---------
Total Corrections of Errors                             (36,020)          --           (2,659)
                                                      ---------      ---------      ---------
REVISED NET LOSS                                      $(116,504)     $(116,504)     $(119,163)
                                                      =========      =========      =========


                1999

Net Loss                                              $(415,044)     $(434,199)     $(573,545)     $(716,759)
                                                      ---------      ---------      ---------      =========
Adjustments to Net Loss:
Mineral Property Expense                                (14,529)          --             --
Accrued Expenses Increase                               (14,470)          --             --
Common Stock Issuance Duplication                        11,503           --             --
Option Issuance Fair Value Calculation                   (2,659)          --            2,659
Miscellaneous Income                                      1,000           --             --
Lake Owen Option Expenses                                  --             --         (145,873)
                                                      ---------      ---------      ---------
Total Corrections of Errors                             (19,155)          --         (143,214)

Total Corrections of Estimates  - FMV Adjustments          --         (139,346)          --
                                                      ---------      ---------      ---------
REVISED NET LOSS                                      $(434,199)     $(573,545)     $(716,759)
                                                      =========      =========      =========
LOSS PER SHARE AS PREVIOUSLY REPORTED                                                              $   (0.13)
CORRECTIONS TO LOSS PER SHARE                                                                          (0.10)
                                                                                                   ---------
REVISED LOSS PER SHARE                                                                             $   (0.23)
                                                                                                   =========

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 14 - CORRECTIONS OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

                                                                                  AMENDMENT         AMENDMENT*
                                                                                    NO. 4,            NO. 5,
                                                                                 FORM 10-KSB/A1    FORM 10-KSB/*
                                                                                      AND             A2 AND
                                                                 FORM 10-KSB     FORM 10-QSB/A1    FORM 10-QSB/*
                                                                                                        A2
                                                                 ------------    ---------------   ---------------
                             2000
Net Loss                                                         $(1,847,259)     $(2,184,439)     $(2,186,541)
                                                                 -----------      -----------      ===========
Adjustments to Net Loss:
Intrepid Claims Expense (Original Value)                                --            (35,800)

Financing Expense - Modification of Stock Purchase Agreement            --            (14,641)

Silver Strand - Prior Period Expense  & Writeoff                        --            123,753
                                                                 -----------      -----------
Total Corrections of Errors                                             --             73,312
                                                                 -----------      -----------
FMV adjustments - Stock Issuances                                   (337,180)         (59,000)

Compensation Expense - Options                                          --             (4,414)

Mineral Property Expense - Warrants                                     --            (12,000)
                                                                 -----------      -----------
Total Corrections of Estimates                                      (337,180)         (75,414)
                                                                 -----------      -----------
REVISED NET LOSS                                                 $(2,184,439)     $(2,186,541)
                                                                 ===========      ===========


LOSS PER SHARE AS PREVIOUSLY REPORTED                                                              $     (0.18)

CORRECTIONS TO LOSS PER SHARE                                                                            (0.03)
                                                                                                   -----------
REVISED LOSS PER SHARE                                                                             $     (0.21)
                                                                                                   ===========

------------------
* To be filed.

PRIOR TO EXPLORATION STAGE (1996)
The Company performed impairment evaluations on the recorded asset values of its Pyramid and Silver Strand gold and silver properties, consistent with SFAS 121 requirements. The Company determined that recognition of impairments of the value of each property was appropriate. At September 30, 1996, the amounts of the impairments were $70,333 for the Pyramid property and $104,753 for the Silver Strand property. Consequently, the accumulated deficit prior to the Exploration Stage was increased by $175,086 and mineral properties were reduced by a corresponding amount.

FISCAL YEAR ENDED SEPTEMBER 30, 1997
The Company had previously capitalized certain exploration expenses incurred at the Silver Strand Mine in 1997. As a result of the determination of an impairment related to the property, the Company now believes that the costs should have been treated as period expenses. Consequently, the correction served to increase the net loss (and accumulated deficit during the Exploration Stage) by $19,000 and reduced mineral properties by a similar amount.

FISCAL YEAR ENDED SEPTEMBER 30, 1998

1. Under the Company's previous accounting policy organizational costs were capitalized and charged directly to stockholders' equity without being expensed in the Statement of Operations. The correction entails a reversal of the direct charge and recognition of an expense item in 1998, increasing the net loss by $31,520, but having no net effect on total stockholders' equity.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 14 - CORRECTIONS OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

2. The Company corrected its stock records by increasing the value of common stock by $4,500 and recognizing a charge of $4,500 to reflect the issuance of 9,000 shares of common stock as directors' and officers' compensation.

3. The Company omitted calculating the fair market value of certain options issued to a third party at the time of issuance. Under the Company's accounting policy, the options were valued according to the Black-Scholes Option Price Calculation and were deemed to have a value of $2,659, which was recognized as a financing expense in the Statement of Operations and reflected as an increase in the value of options and warrants. In a prior filing, the expense was incorrectly included in the 1999 financial statements.

Total increase in fiscal year 1998 net loss (and accumulated deficit):  $38,679

FISCAL YEAR ENDED SEPTEMBER 30, 1999
1. The Company incorrectly capitalized certain exploration costs, which should have been expensed under generally accepted accounting polices. Accordingly, the Company recognized $14,529 in additional mineral property costs to correct for the error.

2. The costs of acquiring certain mineral property claims were not recorded in the proper period, and, as a result, the Company was required to record an expense of $14,470 in 1999.

3. The Company determined that it had recorded a duplicate charge of $11,503 for stock issuance costs related to certain consulting service expenses, and has reduced operating expenses and common stock accordingly.

4. The Company corrected its records to reflect that $1,000 in proceeds was income rather than a stock purchase by a third party. The Company recorded miscellaneous income of $1,000 and reduced common stock by $1,000.

5. As mentioned above, the fair market value of certain options was not originally calculated. Initially, the financing expense was recorded as applicable to 1999 operations, but later determined to be a 1998 expense item.

6. Under the Company's previous accounting policy, the costs to acquire options on unpatented mining claims were capitalized. The Company now expenses such costs, and the $145,873 in cash outlays and stock issuances to acquire the Lake Owen option have been charged to operations as mineral property expenses.

Net increase in fiscal year 1999 net loss (and accumulated deficit): $162,369

The Company also corrected a balance sheet error of $30,000 to properly reflect payment commitments related to the Lake Owen agreement as deferred property expenses rather than as a note payable.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 14 - CORRECTIONS OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

In previous filings, the Company considered certain silver and gold operations as discontinued, but after further review, determined that since these operations did not represent a distinct segment, they should not be viewed as discontinued operations. The financial statements at one point reflected a loss from discontinued operations of $63,662, reflecting a realized loss on disposition of $55,000 and certain mineral property expenses of $8,662. The realized loss is now shown as an other income/expense item and the mineral property expenses are reflected in operating expenses.

FISCAL YEAR ENDED SEPTEMBER 30, 2000
1. Under the Company's previous accounting policy, the original $35,800 in cash paid and stock issued to acquire the option on the Intrepid claims was capitalized. The new policy requires that such costs be charged to operations as mineral property expenses, with an offsetting reduction in the value of mineral properties.

2. The Company has reviewed the carrying value of the Silver Strand property and determined that an impairment charge of $104,753 should have been recorded prior to the inception of the Exploration Stage and that capitalized expenses of $19,000 recorded in 1997 should have been charged as period costs. Consequently, the book value of the property was reduced to zero. The accumulated deficit prior to the Exploration Stage increased by $104,753, and mineral property expenses during the Exploration Stage increased by $19,000. Since there should have been zero book value at disposition, the $118,753 loss originally recorded in 2000 has been replaced by a gain of $5,000, reflecting the proceeds from the sale.

3. The Company reviewed the modifications made to its stock purchase agreement with its largest shareholder and determined, according to the Black-Scholes Option Pricing Calculation, that the fair market value of the revisions made to previously issued options and warrants totaled $14,641. The amount is now reflected as an increase in options and warrants and charged as a financing expense in the statement of operations.

Net decrease in fiscal year 2000 net loss (and accumulated deficit): $73,312

The Company also reclassified the $138,000 in stock and warrant issuance costs related to the modification of the Lake Owen agreement from financing costs to mineral property expenses.

The Company has made all of the appropriate changes and corrections for the above items. The financial statements and notes have been amended to reflect the net increase in accumulated deficit.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 15 - CORRECTIONS OF ESTIMATES IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company changed its method of determining the fair market value of certain stock issuances. The change in the fair market value of option and warrant issuances largely results from a change in certain Black-Scholes parameters utilized in calculating option values. The effect of these changes on the years ended September 30, 2000 and 1999 were as follows:

                                                FOR YEAR ENDED SEPT. 30
                                                -----------------------
                                                  2000          1999
                                                  ----          ----
Value of stock issued:
Services and associated expenses                 $255,660     $104,820
Compensation                                       63,520       34,526
Mineral property expense                           59,000         --
Investments correction in value                    40,000         --
                                                 --------     --------
Change in valuation of common stock
  issued                                         $418,180     $139,346
                                                 --------     --------
Value of options and warrants issued:
Value of options issued as compensation          $  4,414     $   --
Value of warrants issued for modification
 of terms of agreement
 (Mineral property expense)                        30,000         --
                                                 --------     --------
Change in fair value of options and warrants     $ 34,414     $   --
                                                 --------     --------
Total corrections in value                       $452,594     $139,346

Less: Correction in investment                     40,000         --
                                                 --------     --------
Increase in net loss and accumulated deficit
  from the Exploration Stage                     $412,594     $139,346
                                                 ========     ========

The information below summarizes the effect on net loss and loss per share as a result of the corrections of errors (Note 14) and corrections of estimates (Note
15).

Net loss as previously reported           $(1,847,259)     $  (415,044)
Correction of errors                           73,312         (162,369)
Correction of estimates                      (412,594)        (139,346)
                                          -----------      -----------
Net loss as corrected                     $(2,186,541)     $  (716,759)
                                          ===========      ===========

Loss per share as previously reported     $     (0.18)     $     (0.13)
Corrections                                     (0.03)           (0.10)
                                          -----------      -----------
Loss per share as corrected               $     (0.21)     $     (0.23)
                                          ===========      ===========

For the quarters and six-month periods ended March 31, 2001 and March 31, 2000, the subsequent changes in estimates of the fair market value for common stock and warrant issuances resulted in the following changes.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 15 - CORRECTIONS OF ESTIMATES IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

                                                 FISCAL YEAR 2001                  FISCAL YEAR 2000
                                         -------------------------------   --------------------------------
                                         QUARTER ENDED    6 MONTHS ENDED   QUARTER ENDED     6 MONTHS ENDED
                                            MARCH 31          MARCH 31         MARCH 31         MARCH 31
                                         -------------    --------------   -------------     --------------
Services                                       --           $ 64,321         $ 61,650         $135,238

Compensation                                   --                874            8,277           10,911

Mineral property expense                       --               --             36,500           36,500

Incentive fees/financing                       --               --              5,223            5,223
                                           --------         --------         --------         --------
Change in accumulated                          --             65,195          111,650          187,872
   deficit/common stock (subtotal)

Investment                                     --               --             40,000           40,000
                                           --------         --------         --------         --------
Total change in common stock                   --           $ 65,195         $151,650         $227,872
                                           ========         ========         ========         ========

The financial statement disclosures and the notes thereto have been corrected to show an increase in accumulated deficit and net loss of $111,650 for the quarter ended March 31, 2000. The change resulted in an increase of $0.02 in the loss per share for the quarter ended March 31, 2000. For the six-month periods, the changes to accumulated deficit and net loss amounted to $65,195 for the period ended March 31, 2001 and $187,872 for the prior year period. The changes had no appreciable impact on loss per share in the six months ended March 31, 2001 and an impact of $0.03 per share in the 2000 period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

       Our losses for the quarter and six months ended March 31, 2001, were $1,847,130 and $2,657,821, respectively. These losses increased our accumulated deficit as of March 31, 2001 to $6,367,402. Our second quarter loss is due primarily to non-cash charges of $698,039 for financing expenses related to the extension of the exercise period for outstanding common stock warrants and the issuance of new common stock warrants under our loan agreement with Electrum LLC, our major stockholder, and $354,000 for the fair value of options issued to directors, officers and employees during the quarter. We have incurred significantly increased legal and accounting expenses in connection with our registration statement process. Our operating cash deficit totaled $257,741 during the quarter. We have inadequate cash to fund our planned acquisition and exploration activities and other operations during the next 12 months.
Such funding uncertainty raises substantial doubts about our ability to continue as a going concern without raising significant additional capital.

       Since February 2000, the exercise by Electrum LLC of its options to acquire our common stock and other private financing have generated approximately $1,381,000 in funds to finance our planned activities. As of May 15, 2001, we have borrowed approximately $485,000 from Electrum LLC, our largest stockholder, to fund our activities pursuant to certain financial arrangements. Electrum has agreed to convert at least $100,000 of the debt to "units," at $1.25 per unit. A unit is comprised of one share of our common stock and a warrant to acquire one share of common stock at an exercise price of $1.50, exercisable through September 30, 2006. In connection with the loan agreements with Electrum, we have granted Electrum warrants to purchase 335,000 shares of our common stock at $1.50 per share, exercisable through September 30, 2006, and we have extended for three years through September 30, 2006 the expiration date of additional warrants to acquire 7,979,761 shares.

       We must seek additional financing from the public or private debt or equity markets to continue our business activities. Under our new Delaware certificate of incorporation, we have 100,000,000 authorized shares of common stock and are authorized to issue 20,000,000 shares of preferred stock. The holder of our Series A preferred stock, currently Mr. Kaplan, has the right to approve all issuances of equity securities. There can be no assurance that Electrum will continue to advance funds to us or that our efforts to obtain additional financing will be successful. If we are unable to raise additional capital, we may have to suspend or cease operations.

       If we are able to raise additional capital on acceptable terms, our primary business objective in 2001 will be to focus on the evaluation and possible acquisition of additional properties which have platinum group minerals potential. We will focus on satisfying the work commitments that are required on the Lake Owen property under the Lake Owen option agreement. We plan to spend from $100,000 to $400,000 during 2001 on claim-staking activities, scientific analyses of existing geologic data, and general exploration activities on the Lake Owen property. In addition, we anticipate spending from $200,000 to $300,000 on a selected basis on our other existing properties for reconnaissance and detailed exploration work, which may include geological mapping, geochemical sampling, and/or geophysical surveys. We expect to spend from $175,000 to $275,000 on new projects and acquisitions during this period if additional funds are available on acceptable terms for these activities. During the quarter ended March 31, 2001, our exploration expenditures totaled $118,106 and have amounted to $222,150 during the fiscal year to date.

       As of March 31, 2001, we had a net operating loss for federal income tax purposes of approximately $5.0 million. A significant portion of this net operating loss may expire without its being utilized, as we may be unable to begin profitable operations, which would involve moving from being an exploration stage company to a development stage company and finally an operating entity, before its expiration. The net operating loss may be further limited under Internal Revenue Service rules concerning limitations from ownership changes. Our management believes there is no current basis for the recognition of the value of the deferred tax assets derived from the net operating loss. At such time that our management believes that profitable operations are imminent, the value of any net operating loss then available will be used to determine the net deferred tax asset, if any, to be recognized.

                           FORWARD-LOOKING STATEMENTS

       This Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties. Investors and prospective investors in our common stock can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "continue" and other similar words. Statements that contain these words should be read carefully because they discuss our future expectations, make projections of our future results of operations or of our financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in the section captioned "Management's Discussion and Analysis or Plan of Operation," as well as any cautionary language in this Form 10-QSB, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors and prospective investors in our common stock should be aware that the occurrence of the events described in the "Management's Discussion and Analysis or Plan of Operation" section and elsewhere in this Form 10-QSB could have a material adverse effect on our business, operating results and financial condition.

PART II

ITEM 1. LEGAL PROCEEDINGS.

       None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

       RECENT SALES OF UNREGISTERED SECURITIES

       We had 18,571,770 shares of common stock issued and outstanding as of May 14, 2001. Of these shares, approximately 2.8 million shares may be sold without limitation under Rule 144, adopted under the Securities Act of 1933 (the "Securities Act"), and approximately 8.2 million shares can only be resold in compliance with Rule 144 limitations.

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

       COMMON STOCK

       1. On January 2, 2001, we issued 10,000 shares, valued at $13,500, pursuant to Section 4(2) to a consultant as payment for consulting services.

       2. In January and February 2001, we issued 4,494 shares, valued at $4,554, pursuant to Section 4(2) to a consultant as payment for consulting services.

       3. In January and February 2001, we issued 92,000 shares pursuant to Rule 506 to two investors for a purchase price of $92,000.

       4. On February 23, 2001, we issued 75,000 shares in the aggregate to five of our directors pursuant to Section 4(2) as compensation for their service on the board of directors, with an aggregate value of $63,750.

       5. On March 22, 2001, we issued 3,000 shares, with an aggregate value of $2,340, pursuant to Section 4(2) to three investors in connection with the modification of an option agreement.

       OPTIONS

       1. On February 23, 2001, we granted options under Section 4(2) to purchase 75,000 shares in the aggregate at an exercise price of $0.80 per share to our then five non-employee directors as compensation. These options are immediately exercisable and expire on February 23, 2004.

       2. On February 23, 2001, we granted options under Section 4(2) to purchase 759,300 shares in the aggregate at an exercise price of $0.80 per share to our four executive officers as compensation. These options are immediately exercisable and expire on February 23, 2004.

       3. On February 23, 2001, we granted options under Section 4(2) to purchase 365,700 shares in the aggregate at an exercise price of $0.80 per share to four employees as compensation. These options are exercisable immediately and expire on February 23, 2004.

       WARRANTS

       1. On February 1, 2001, we granted warrants pursuant to Section 4(2) to Electrum exercisable until September 30, 2003 to purchase 285,000 shares at an exercise price of $1.50. The agreement underlying these warrants was amended on March 12, 2001, and the options now remain exercisable until September 30, 2006.

       2. On March 12, 2001, we granted warrants pursuant to Section 4(2) to Electrum exercisable until September 30, 2006 to purchase 50,000 shares at an exercise price of $1.50 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

ITEM 5. OTHER INFORMATION.

       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits

       The following Exhibit is filed herewith.

EXHIBIT NO.   DESCRIPTION OF EXHIBITS
-----------   -----------------------
  23.1        Consent of Williams & Webster, P.S., dated May 21, 2001.


--------------


       (b) Reports on Form 8-K.

       On April 16, 2001, the Company filed a Form 8-K, dated March 28, 2001, regarding its reincorporation in Delaware.

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TREND MINING COMPANY



Dated:  May 21, 2001                   By: /s/ KURT J. HOFFMAN
                                          --------------------------------------
                                          Kurt J. Hoffman
                                          President and Chief Executive Officer
                                          (PRINCIPAL EXECUTIVE OFFICER)

                                  EXHIBIT INDEX


EXHIBIT NO.     DESCRIPTION
-----------     -----------

23.1            Consent of Williams & Webster, P.S., dated May 21, 2001.