Form 10KSB/A
period 2000-09-30
TREND MINING CO
filed 2001-05-25
CIK 1115954

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2
     (MARK ONE)
         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM     TO

                         Commission file number 0-31159

                           --------------------------

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

     The number of shares of Common Stock outstanding as of December 15, 2000 was 18,461,309.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2001 Annual Meeting of Shareholders are incorporated by reference in
Part III of this Report on Form 10-KSB.

================================================================================

                                EXPLANATORY NOTE

         This Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2000 (the "Report") is being filed solely to amend Item 7.

         This Form 10-KSB/A constitutes Amendment No. 2 to the Report.

ITEM 7.   FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS                                                                           PAGE
----------------------------------                                                                          ----

Independent Auditor's Report.............................................................................    F-2

Balance Sheet at September 30, 2000 and 1999.............................................................    F-3

Consolidated Statement of Operations and Comprehensive Income (Loss) for the Years Ended September 30,
2000 and 1999............................................................................................    F-4

Consolidated Statement of Stockholders' Equity for the Years Ended September 30, 2000 and 1999...........    F-5

Consolidated Statement of Cash Flows for the Years Ended September 30, 2000 and 1999.....................    F-7

Notes to the Consolidated Financial Statements...........................................................    F-8

                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX


CONSOLIDATED FINANCIAL STATEMENTS                                                                           PAGE
----------------------------------                                                                          ----

Independent Auditor's Report.............................................................................    F-2

Consolidated Balance Sheet at September 30, 2000 and 1999................................................    F-3

Consolidated Statement of Operations and Comprehensive Income (Loss) for the Years Ended September 30,
2000 and 1999............................................................................................    F-4

Consolidated Statement of Stockholders' Equity for the Years Ended September 30, 2000 and 1999...........    F-5

Consolidated Statement of Cash Flows for the Years Ended September 30, 2000 and 1999.....................    F-7

Notes to the Consolidated Financial Statements...........................................................    F-8

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

As discussed in Notes 14 and 15 to the financial statements, certain errors in the valuing of stock transactions and other matters have been corrected by management of the Company during the current year. The effect of these errors is summarized in Note 15 and resulted in an understatement of net losses for the years ended September 30, 2000 and 1999 of $339,282 and $301,715, respectively. Accordingly, an adjustment has been made to accumulated deficit to correct for these errors.



Williams & Webster, P.S.
CERTIFIED PUBLIC ACCOUNTANTS
Spokane, Washington

December 15, 2000 (Except for Notes 14 and 15, as to which the date is May 17, 2001.)

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS


                                                                               September 30,
                                                                  -----------------------------------------
                                                                        2000                     1999
                                                                     (Restated)               (Restated)
                                                                  ----------------         ----------------
ASSETS

CURRENT ASSETS
      Cash                                                        $      102,155           $        8,998
      Prepaid expenses                                                     1,725                    1,000
      Equipment held for resale                                            4,000                    4,000
                                                                  ----------------         ----------------
             Total Current Assets                                        107,880                   13,998
                                                                  ----------------         ----------------

MINERAL PROPERTIES                                                             -                        -
                                                                  ----------------         ----------------

PROPERTY AND EQUIPMENT                                                    40,177                      997
                                                                  ----------------         ----------------

OTHER ASSETS
      Investments                                                        107,250                   96,750
                                                                  ----------------         ----------------


TOTAL ASSETS                                                      $      255,307           $      111,745
                                                                  ================         ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                            $      334,328           $       14,264
      Accrued expenses                                                    19,447                   26,256
      Deferred mineral property costs                                          -                   46,242
      Note payable                                                             -                    2,000
      Current portion of long term debt                                    2,992                        -
                                                                  ----------------         ----------------
             Total Current Liabilities                                   356,767                   88,762
                                                                  ----------------         ----------------

LONG-TERM DEBT, net of current portion                                    10,389                        -
                                                                  ----------------         ----------------

COMMITMENTS AND CONTINGENCIES                                                  -                        -
                                                                  ----------------         ----------------

STOCKHOLDERS' EQUITY
      Common stock, no par value, 30,000,000
             shares authorized; 18,232,776 and
             5,345,511 shares issued and outstanding,
             respectively                                                182,327                   53,454
      Additional paid-in capital                                       3,296,898                1,452,009
      Stock options and warrants                                         118,920                    2,659
      Pre-exploration stage accumulated deficit                         (558,504)                (558,504)
      Accumulated deficit during exploration stage                    (3,151,077)                (964,536)
      Accumulated other comprehensive income (loss)                         (413)                  37,901
                                                                  ----------------         ----------------
             TOTAL STOCKHOLDERS' EQUITY                                 (111,849)                  22,983
                                                                  ----------------         ----------------

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                        $      255,307           $      111,745
                                                                  ================         ================

   The accompanying notes are an integral part of these financial statements.

                             TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                                                        For the Period
                                                                                                            From
                                                                                                       October 1, 1996
                                                                                                        (Inception of
                                                                     For the Year Ended              Exploration Stage)
                                                            -------------------------------------             to
                                                              September 30,       September 30,         September 30,
                                                                  2000                1999                  2000
                                                               (Restated)          (Restated)             (Restated)
                                                            -------------------------------------------------------------

REVENUES                                                    $             -     $             -      $                -
                                                            -----------------   -----------------    --------------------

EXPENSES
      Mineral property expense                                    1,069,215             260,524               1,479,814
      General and administrative                                    456,611             141,751                 633,399
      Officers and directors compensation                           262,249             116,559                 396,058
      Legal and professional                                        362,090              12,745                 384,680
      Depreciation                                                   10,823                 288                  11,111
                                                            -----------------   -----------------    --------------------
          Total Expenses                                          2,160,988             531,867               2,905,062
                                                            -----------------   -----------------    --------------------

OPERATING LOSS                                                   (2,160,988)           (531,867)             (2,905,062)
                                                            -----------------   -----------------    --------------------

OTHER INCOME (EXPENSES)
      Dividend and interest income                                    1,249                 319                   6,339
      Gain (loss) on disposition and impairment of assets             5,000            (191,674)               (188,226)
      Gain on investment sales                                        5,420               1,177                   1,309
      Financing expense                                             (36,185)                  0                 (70,364)
      Interest expense                                               (1,137)               (504)                 (1,651)
      Miscellaneous income                                              100               5,790                   6,578
                                                            -----------------   -----------------    --------------------
          Total Other Income (Expense)                              (25,553)           (184,892)               (246,015)
                                                            -----------------   -----------------    --------------------

INCOME (LOSS) BEFORE INCOME TAXES                                (2,186,541)           (716,759)             (3,151,077)

INCOME TAXES                                                              -                   -                       -
                                                            -----------------   -----------------    --------------------

NET LOSS                                                         (2,186,541)           (716,759)             (3,151,077)
                                                            -----------------   -----------------    --------------------

OTHER COMPREHENSIVE INCOME (LOSS)
      Change in market value of investments                         (38,314)            (79,179)                   (413)
                                                            -----------------   -----------------    --------------------

NET COMPREHENSIVE LOSS                                      $    (2,224,855)    $      (795,938)     $       (3,151,490)
                                                            =================   =================    ====================


BASIC AND DILUTED NET LOSS PER SHARE,                       $         (0.21)    $         (0.23)     $            (0.45)
                                                            =================   =================    ====================

WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                                  10,282,013           3,086,697               6,940,919
                                                            =================   =================    ====================

   The accompanying notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY




                                                                                                                 Restated

                                        Common Stock                     Stock
                                     -------------------   Additional   Options                      Other
                                     Number of              Paid-In       and      Accumulated   Comprehensive
                                      Shares     Amount     Capital     Warrants     Deficit        Income         Total
                                     ---------   -------   ----------   --------   -----------   -------------   ---------

Balance, October 1, 1996             1,754,242   $17,542   $  663,218   $      -   $  (558,504)  $           -   $ 122,256

Common stock issuances as follows:
  - for cash at $0.50 per share        200,000     2,000       98,000          -             -               -     100,000
  - for payment of liabilities and
    expenses at $0.50 per share         45,511       455       22,301          -             -               -      22,756

Net loss for the year ended
September 30, 1997                           -         -            -          -      (128,614)              -    (128,614)
                                     ---------   -------   ----------   --------   -----------   -------------   ---------

Balance, September 30, 1997          1,999,753    19,997      783,519          -      (687,118)              -     116,398

Common stock issuances as follows:
  - for mineral property at $0.50
    per share                          150,000     1,500       73,500          -             -               -      75,000
  - for lease termination at $0.50
    per share                           12,000       120        5,880          -             -               -       6,000
  - for debt at $0.50 per share         80,000       800       39,200          -             -               -      40,000
  - for cash at $0.20 per share          7,500        75        1,425          -             -               -       1,500
  - for compensation at $0.50 per
    share                                9,000        90        4,410          -             -               -       4,500

Issuance of stock options for
financing activities                         -         -            -      2,659             -               -       2,659

Net loss for the year ended
September 30, 1998                           -         -            -          -      (119,163)              -    (119,163)

Other comprehensive income                   -         -            -          -             -         117,080     117,080
                                     ---------   -------   ----------   --------   -----------   -------------     -------------

Balance, September 30, 1998          2,258,253    22,582      907,934      2,659      (806,281)        117,080     243,974

Common stock issuances as follows:
  - for cash at an average of
    $0.07 per share                    555,000     5,550       35,450          -             -               -      41,000
  - for prepaid expenses at $0.33
    per share                           50,000       500       16,000          -             -               -      16,500
  - for consulting services at an
    average of $0.20 per share         839,122     8,391      158,761          -             -               -     167,152
  - for mineral property option
    at $0.13 per share                 715,996     7,160       82,471          -             -               -      89,631
  - for officers' compensation at
    an average of $0.24 per share      300,430     3,004       70,522          -             -               -      73,526
  - for debt, investment and
    expenses at $0.30 per share          9,210        92        2,671          -             -               -       2,763
  - for directors' compensation at
    an average of $0.25 per share       16,500       165        3,960          -             -               -       4,125
  - for rent at $0.25 per share          1,000        10          240          -             -               -         250
  - for equipment at $0.30 per
    share                              600,000     6,000      174,000          -             -               -     180,000

Net loss for the year ended
September 30, 1999                           -         -            -          -      (716,759)              -    (716,759)

Other comprehensive loss                     -         -            -          -             -         (79,179)    (79,179)
                                     ---------   -------   ----------   --------   -----------   -------------   ---------

Balance, September 30, 1999          5,345,511   $53,454   $1,452,009   $  2,659   $(1,523,040)  $      37,901   $  22,983
                                     ---------   -------   ----------   --------   -----------   -------------   ---------

See Note 4 for information regarding individual stock, option and warrant issuances during the exploration stage in accordance with SFAS No. 7.

   The accompanying notes are an integral part of these financial statements.


                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                                          Restated

                                                 Common Stock                     Stock
                                              -------------------   Additional   Options                      Other
                                              Number of              Paid-In       and      Accumulated   Comprehensive
                                               Shares     Amount     Capital     Warrants     Deficit        Income         Total
                                              ---------   -------   ----------   --------   -----------   -------------   ---------

Balance, October 1, 1999                      5,345,511   $ 53,454  $1,452,009   $  2,659   $(1,523,040)  $      37,901   $  22,983

Common stock and option issuances as follows:
    - for employee, officer and director
      compensation at an average of
      $0.61 per share                           231,361      2,314     140,446     15,820             -               -     158,580
    - for officers' and directors'
      compensation at an average of
      $1.19 per share                            11,500        115      13,615          -             -               -      13,730
    - for consulting services at an
      average of $0.47 per share                530,177       5302     246,333          -             -               -     251,635
    - for mineral property at $0.89 per
      share                                     100,000      1,000      88,000          -             -               -      89,000
    - for investments at $0.33 per share        200,000      2,000      64,000          -             -               -      66,000
    - for cash at $0.07 per share               456,247      4,562      28,969          -             -               -      33,531
    - for cash, options and warrants
        at $0.01 per share                    1,000,000     10,000       2,414     87,586             -               -     100,000
    - for incentive fees at $0.33 per
      share                                      65,285        653      20,891          -             -               -      21,544
    - for deferred mineral property
      option costs at $0.13 per share           129,938      1,299      14,943          -             -               -      16,242
    - for modification of stockholder
      agreement at $0.60 per share              200,000      2,000     118,000     30,000             -               -     150,000
    - for modification of stockholder
      agreement                                       -                  4,262     10,379                                    14,641
    - from exercise of options at $0.12
      per share                               9,962,762     99,628   1,103,016    (37,524)            -               -   1,165,120

Cash received for the issuance of common
      stock warrants for 7,979,761 shares
      of stock                                        -          -           -     10,000             -               -      10,000

Miscellaneous common stock adjustments               (5)         -           -          -             -               -           -

Net loss for the year ended September 30,             -          -           -          -    (2,186,541)              -  (2,186,541)
2000

Other comprehensive loss                              -          -           -          -             -        (38,314)     (38,314)
                                            -----------   --------  ----------  ---------   -----------     -----------  ----------

Balance, September 30, 2000                  18,232,776   $182,327  $3,296,898  $ 118,920   $(3,709,581)   $      (413)  $ (111,849)
                                            ===========   ========  ==========  =========   ===========    ===========   ==========

See Note 4 for information regarding individual stock, option and warrant issuances during the exploration stage in accordance with SFAS No. 7.

   The accompanying notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                                                      For the Period From
                                                                                        October 1, 1996
                                                                                         (Inception of
                                                           For the Year Ended          Exploration Stage)
                                                      -----------------------------           to
                                                      September 30,   September 30,       September 30,
                                                          2000            1999               2000
                                                       (Restated)      (Restated)          (Restated)
                                                      -------------   -------------   -------------------
Cash flows from operating activities
   Net loss                                           $  (2,186,541)  $    (716,759)  $        (3,151,077)
   Adjustments to reconcile net income (loss)
     to net cash used by operating activities:
      Depreciation                                           10,823             288                11,111
      Loss (gain) on investment sales                        (5,420)         (1,177)                3,847
      Loss (gain) on disposition of assets                   (5,000)        191,674               188,226
      Common stock issued for services
         and expenses                                       251,635         184,823               484,214
      Common stock and options issued as
         compensation                                       172,310          77,651               254,461
      Stock options and warrants issued for
         financing activities                                14,641               -                17,300
      Common stock and warrants issued to
         acquire mineral property options                   255,242          89,631               344,873
      Common stock issued for incentive fees                 21,544               -                21,544
   Changes in assets and liabilities:
     Inventory                                                    -               -                 3,805
     Prepaid expenses                                          (725)         (1,000)               (1,725)
     Accounts payable                                       320,064           8,571               324,065
     Accrued expenses                                       (53,051)         59,748                19,447
                                                      -------------   -------------   -------------------
   Net cash used in operating activities                 (1,204,478)       (106,550)           (1,479,909)
                                                      -------------   -------------   -------------------

Cash flows from investing activities:
     Payment of deposit                                      (1,000)              -                (1,000)
     Return of deposit                                        1,000               -                 1,000
     Proceeds from sale of equipment                              -          33,926                33,926
     Proceeds from sale of mineral property                       -          20,000                20,000
     Purchase of furniture and equipment                    (35,910)           (450)              (37,195)
     Proceeds from investments sold                          27,606          16,146                71,287
                                                      -------------   -------------   -------------------
Net cash provided (used) by investing activities             (8,304)         69,622                88,018
                                                      -------------   -------------   -------------------

Cash flows from financing activities:
     Payments on notes payable and short term
       borrowings                                            (2,712)              -                (2,712)
     Sale of warrants for common stock                       10,000               -                10,000
     Proceeds from short term borrowings                          -           2,000                42,000
     Sale of common stock, options and warrants           1,298,651          41,000             1,441,151
                                                      -------------   -------------   -------------------
Net cash provided by financing activities                 1,305,939          43,000             1,490,439
                                                      -------------   -------------   -------------------

NET INCREASE IN CASH                                         93,157           6,072                98,548

CASH, BEGINNING OF YEAR                                       8,998           2,926                 3,607
                                                      -------------   -------------   -------------------

CASH, END OF YEAR                                     $     102,155   $       8,998               102,155
                                                      =============   =============   ===================

SUPPLEMENTAL INFORMATION:
   Interest paid                                      $       1,137   $         504                 1,651
   Taxes paid                                         $           -   $           -                     -

Non-cash financing activities:
   Common stock and warrants issued to acquire
     mineral property options                         $     255,242   $      89,631        $      344,873
   Common stock issued for acquisition of
     mining property                                  $           -   $           -        $       75,000
   Common stock issued for acquisition of
     mining equipment                                 $           -   $     180,000        $      180,000
   Common stock issued for services and
     expenses                                         $     251,635   $     184,823        $      484,214
   Common stock issued for investment                 $      66,000   $       1,000        $       67,000
   Common stock issued for debt                       $           -   $         842        $       40,842
   Deferred acquisition costs on mining               $           -   $      46,242        $       46,242
     property
   Stock options issued for financing
     activities                                       $      14,641   $           -        $       17,300
   Common stock issued for incentive fees             $      21,544   $           -        $       21,544
   Common stock and options issued as compensation    $     172,310   $      77,651        $      254,461
   Purchase of equipment with financing
     agreement                                        $      14,093   $           -        $       14,093
   Investments received for mineral property          $       5,000   $           -              $  5,000

   The accompanying notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Trend Mining Company (formerly Silver Trend Mining Company) ("the Company") was incorporated on September 7, 1968 under the laws of the State of Montana for the purpose of acquiring, exploring and developing mining properties. From 1984 to late 1996, the Company was dormant. In November 1998, the Company changed its focus to exploration for platinum and palladium related metals. In February 1999, the Company changed its name from Silver Trend Mining Company to Trend Mining Company to better reflect the Company's change of focus to platinum group metals. The Company conducts operations primarily from its offices in Coeur d'Alene, Idaho. The Company has elected a September 30 fiscal year-end. As part of the Company's Annual Meeting held on February 23, 2001, the stockholders approved the reincorporation of the Company as a Delaware corporation, which was completed on March 28, 2001. (See Note 13.)

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

Outstanding options and warrants representing 8,307,594 and 330,000 shares for the years ended September 30, 2000 and 1999, respectively, have been excluded from the calculation of diluted loss per share as they would be antidilutive.

CASH AND CASH EQUIVALENTS

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

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

DERIVATIVE INSTRUMENTS
The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998 and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities," in June 2000. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value, at the appropriate date.

At September 30, 2000, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

EMPLOYEE AND NON-EMPLOYEE STOCK COMPENSATION
The Company values common stock issued to employees and other than employees for services, property and investments at the fair market value of the common stock, which is the closing price of Company stock on the day of issuance. If no trading occurred on that day, then the fair market value is the lower of the closing prices on the first previous day and the first following day on which the Company's stock was traded.

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

EXPLORATION COSTS
In accordance with generally accepted accounting principles, the Company expenses exploration costs as incurred. Exploration costs expensed during the year ended September 30, 2000 were $1,069,215. The exploration costs expensed during the Company's exploration stage were $1,479,814.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GOING CONCERN
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $2,186,541 for the year ended September 30, 2000 and has an accumulated deficit during the exploration stage of $3,151,077. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MINERAL PROPERTIES
The Company capitalizes only amounts paid in cash or stock as consideration for the acquisition of real property. Properties are acquired and recorded at fair values negotiated in arm's length transactions. Costs and fees paid to locate and maintain mining claims, to acquire options to purchase claims or properties, or to maintain mineral rights and leases, are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

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

OPTION AND WARRANT FAIR VALUE CALCULATIONS
The Company utilizes the Black-Scholes valuation model to calculate the fair value of options and warrants issued for financing, acquisition, compensation and payment for services purposes. The parameters used in such valuations include a risk free rate of 5.5%, the assumption that no dividends are paid, exercise periods ranging from one week to 5.5 years, depending upon the terms of the instrument issued, and a volatility factor calculated annually based on estimates of expected volatility, as per SFAS No. 123. The Company used its historic volatility data to develop the 1998 estimate of 30.00%, consistent with its limited public trading in that period. The volatility estimates for 1999 and 2000 reflect an average of Company data and volatility factors reported by two other mining companies at comparable stages in their respective public trading histories, resulting in expected volatilities of 55.12% in 1999 and 48.05% in 2000.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

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

The Company and GMC subsequently entered into an amendment to the agreement under which (i) the Company issued 416,961 shares of common stock to GMC upon GMC's exercise of preemptive rights, (ii) the Company agreed to perform an additional $15,000 of geophysical work on the Lake Owen Project prior to December 31, 2000, (iii) the Company issued 200,000 additional shares and warrants exercisable until June 2002 to purchase 200,000 shares at $0.70 per share, and (iv) GMC agreed to terminate its antidilution and preemptive rights as provided in the original agreement. The Company has expensed $295,873 for cash paid and common stock and warrants issued to acquire this Project.

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

MONTANA PROPERTIES
In March 2000, the Company entered into a three year lease and option agreement under which it has the right to acquire a 100% interest in the Intrepid claims. Upon entering into the agreement, the Company paid the claim owners $5,800 in cash and 100,000 shares of common stock. In the Company's acquisition of this option, it has expensed $94,800 for cash paid and common stock issued.

Under the agreement, the Company is obligated to incur exploration expenditures of not less than $10,000 by September 30, 2001, $15,000 by March 4, 2002 and $15,000 by March 4, 2003. In addition, the Company must make advance royalty payments of $10,000 by March 4, 2001, $25,000 by March 4, 2002 and $35,000 each year thereafter. In March 2001, the Company and the claim holders agreed to replace the March $10,000 advance royalty payment with a $9,000 payment due May 11, 2001. In connection

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

NOTE 3 - MINERAL PROPERTIES (CONTINUED)

with this agreement, the Company issued to the holders 3,000 shares of common stock with an aggregate value of $2,340. The May 11 payment has not been made and the Company has requested an extension.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

NOTE 3 - MINERAL PROPERTIES (CONTINUED)

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

The following properties were disposed of during the last two years:

IDAHO PROPERTY
In July 2000, the Company entered into an agreement with New Jersey Mining Company (New Jersey) whereby the Company received 50,000 shares of New Jersey's restricted common stock in exchange for New Jersey's opportunity to earn a 100% interest less a net smelter royalty in the Company's unpatented claims in Kootenai County, Idaho. This agreement, concerning the claims known as the Silver Strand Mine, which was part of the Company's prior silver mining activities, will require a three-year work commitment by New Jersey totaling $200,000. If the work commitment is not met, the Company will receive additional common stock of New Jersey. The Company will retain a 1.5% net smelter return until an aggregate of $50,000 in net smelter royalties have been received. Thereafter, the Company's net smelter return will decrease to 0.5%. Pursuant to an impairment analysis performed by the Company, the Company wrote off the $104,753 book value of the property, effective prior to the inception of the Exploration Stage. This write-off resulted in a corresponding increase in accumulated deficit prior to the Exploration Stage. The Company also expensed $19,000 in previously capitalized costs as mineral property expenses in 1997. The value of the securities received upon disposition of the property was $5,000, which the Company recognized as a gain on disposition in the year ended September 30, 2000.

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

NOTE 4 - COMMON STOCK

On March 28, 2001, the Company completed its reincorporation in Delaware. As a result of the reincorporation, each share of the Company's common stock, no par value per share, was changed and converted into one fully paid and nonassessable share of common stock, par value $0.01 per share. All references in the accompanying financial statements to stock values have been restated to reflect this recapitalization and conversion to ensure consistency and comparability with financial statements for subsequent periods.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

NOTE 4 - COMMON STOCK (CONTINUED)

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

During the fiscal year ended September 30, 1999, the Company issued 555,000 shares of common stock for cash valued at $41,000; 839,122 shares of common stock valued at $167,152 for consulting services; 715,996 shares of common stock valued at $89,631 to acquire an option for a mineral property; and 300,430 shares of common stock valued at $73,526 as officer compensation. An additional 9,210 shares of common stock were issued for a debt, investments and expenses valued at $2,763. Directors of the Company were issued 16,500 shares of common stock valued at $4,125 for compensation. Also, 50,000 shares of common stock valued at $16,500 were issued for prepaid expenses, 1,000 shares of common stock valued at $250 were issued for storage rent and 600,000 shares of common stock valued at $180,000 were issued for mining equipment.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

NOTE 4 - COMMON STOCK (CONTINUED)

The following table discloses the Company's stock and equity transactions during the Exploration Stage. This information meets the disclosure requirements of SFAS No. 7 for development and exploration stage disclosures. The following abbreviations are used in the table: CS for Common Stock; OPT for Options; and WAR for warrants.


------------------------------------------------------------------------------------------------------------------------------------
                                                                  COMMON    ADDITIONAL                           NUMBER    VALUE OF
                                           NUMBER OF  PRICE PER   STOCK      PAID-IN      TOTAL     NUMBER OF      OF      OPTIONS/
                             ISSUE DATE      SHARES     SHARE     AMOUNT     CAPITAL      AMOUNT     OPTIONS    WARRANTS   WARRANTS
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 1, 1996                   1,754,242              $ 17,542   $ 663,218   $ 680,760
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK, OPTIONS
AND WARRANTS ACTIVITY
AS FOLLOWS:
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     03/25/1997   200,000    $ 0.50       2,000      98,000     100,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Payment of
liabilities and expenses        09/30/1997    45,511      0.50         455      22,301      22,756
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 1997                 1,999,753              $ 19,998   $ 783,518   $ 803,516                                -
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK, OPTIONS AND
WARRANTS ACTIVITY AS FOLLOWS:
------------------------------------------------------------------------------------------------------------------------------------
CS for Mineral property         07/23/1998   150,000    $ 0.50       1,500      73,500      75,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     07/23/1998     7,500      0.20          75       1,425       1,500
------------------------------------------------------------------------------------------------------------------------------------
CS for Lease termination        07/23/1998    12,000      0.50         120       5,880       6,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Debt                     07/23/1998    80,000      0.50         800      39,200      40,000
------------------------------------------------------------------------------------------------------------------------------------
OPT for Financing               09/24/1998                                                           180,000                 2,659
-----------------------------------------------------------------------------------------------------------------------------------
CS for Compensation             09/30/1998     9,000      0.50          90       4,410       4,500
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 1998                 2,258,253              $ 22,583   $ 907,933   $ 930,516   180,000          -     $2,659
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK, OPTIONS AND
WARRANTS ACTIVITY AS FOLLOWS:
------------------------------------------------------------------------------------------------------------------------------------
CS for Debt, investment and     10/12/1998     9,210    $ 0.30          92       2,671       2,763
expenses
------------------------------------------------------------------------------------------------------------------------------------
CS for Equipment                10/30/1998   600,000      0.30       6,000     174,000     180,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     11/28/1998     5,000      0.20          50         950       1,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   12/31/1998    30,858      0.44         309      13,191      13,500
------------------------------------------------------------------------------------------------------------------------------------
CS for Directors' compensation  01/25/1999    16,500      0.25         165       3,960       4,125
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   01/31/1999     8,572      0.35          86       2,914       3,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   03/31/1999    24,000      0.25         240       5,760       6,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      03/31/1999     6,000      0.25          60       1,440       1,500
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      04/30/1999    32,000      0.28         320       8,640       8,960
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   04/30/1999    12,000      0.28         120       3,240       3,360
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      05/31/1999    73,333      0.25         733      17,600      18,333
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      06/30/1999    34,353      0.25         344       8,244       8,588
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   06/30/1999    50,000      0.16         500       7,500       8,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      06/30/1999    95,833      0.16         958      14,375      15,333
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      07/06/1999     5,000      0.25          50       1,200       1,250
------------------------------------------------------------------------------------------------------------------------------------
OPT for Financing activities    07/22/1999                                                            50,000                      -
------------------------------------------------------------------------------------------------------------------------------------
CS for Mineral property option  07/27/1999   715,996      0.13       7,160      82,471      89,631
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     07/29/1999    33,333      0.15         333       4,667       5,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      07/30/1999   146,603      0.12       1,466      16,126      17,592
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      07/31/1999   133,697      0.12       1,337      14,707      16,044
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   07/31/1999    41,667      0.12         417       4,583       5,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     08/04/1999    16,667      0.15         167       2,333       2,500
------------------------------------------------------------------------------------------------------------------------------------
CS for Rent                     08/09/1999     1,000      0.25          10         240         250
------------------------------------------------------------------------------------------------------------------------------------
OPT for Financing activities    08/13/1999                                                           100,000                      -
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     08/15/1999    50,000      0.05         500       2,000       2,500
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      08/17/1999     5,000      0.25          50       1,200       1,250
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     08/17/1999   100,000      0.05       1,000       4,000       5,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     08/26/1999   100,000      0.10       1,000       9,000      10,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      08/31/1999   159,750      0.25       1,598      38,341      39,938
------------------------------------------------------------------------------------------------------------------------------------
CS for Prepaid expenses         09/10/1999    50,000      0.33         500      16,000      16,500
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     09/10/1999    50,000      0.10         500       4,500       5,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     09/13/1999   200,000      0.05       2,000       8,000      10,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      09/30/1999    80,053      0.26         801      20,013      20,814
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   09/30/1999   133,333      0.26       1,333      33,334      34,667
------------------------------------------------------------------------------------------------------------------------------------

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

NOTE 4 - COMMON STOCK (CONTINUED)


------------------------------------------------------------------------------------------------------------------------------------
                                                                COMMON    ADDITIONAL                            NUMBER   VALUE OF
                                         NUMBER OF  PRICE PER   STOCK      PAID-IN     TOTAL       NUMBER OF     OF      OPTIONS/
                            ISSUE DATE     SHARES     SHARE     AMOUNT     CAPITAL     AMOUNT       OPTIONS    WARRANTS  WARRANTS
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting
  services                  09/30/1999      67,500      0.26         675      16,875      17,550
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

BALANCE
  SEPTEMBER 30, 1999                     5,345,511              $ 53,455  $1,452,009  $1,505,464      330,000         -   $  2,659
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK, OPTIONS
  AND WARRANTS ACTIVITY
  AS FOLLOWS:
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting
  services                  10/04/1999      50,000    $ 0.26         500      12,500      13,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                 10/22/1999      25,000      0.20         250       4,750       5,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services  10/31/1999     273,675      0.31       2,737      82,103      84,840
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers'
  compensation              11/30/1999      52,694      0.31         527      15,807      16,334
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services  11/30/1999       4,327      0.31          43       1,298       1,341
------------------------------------------------------------------------------------------------------------------------------------
CS, OPT & WAR for Cash      12/31/1999   1,000,000      0.012     10,000       2,414      12,414    8,108,000 6,250,000      87,586
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services  12/31/1999       1,200      0.35          12         408         420
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services  01/04/2000      15,000      0.28         150       4,050       4,200
------------------------------------------------------------------------------------------------------------------------------------
CS for Investments          01/15/2000     200,000      0.33       2,000      64,000      66,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Incentive fees       01/17/2000      65,285      0.33         653      20,891      21,544
------------------------------------------------------------------------------------------------------------------------------------
OPT Expiration              01/22/2000                                                                (50,000)                    -
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                 01/25/2000      14,286      0.35         143       4,857       5,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options    02/22/2000   1,000,000      0.142     10,000     131,900     141,900   (1,000,000)               (1,900)
------------------------------------------------------------------------------------------------------------------------------------
CS & OPT for Employees'
compensation                02/25/2000      16,667      0.66         167      10,833      11,000       33,333                 3,070
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services  02/29/2000      10,000      0.72         100       7,100       7,200
------------------------------------------------------------------------------------------------------------------------------------
CS for Mineral property     03/24/2000      50,000      1.03         500      51,000      51,500
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options    03/27/2000   2,500,000      0.142     25,000     329,750     354,750   (2,500,000)               (4,750)
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services  03/31/2000      75,000      0.81         750      60,000      60,750
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers'
  compensation              03/31/2000       3,000      0.81          30       2,400       2,430
------------------------------------------------------------------------------------------------------------------------------------
CS for Mineral property     04/04/2000      50,000      0.75         500      37,000      37,500
------------------------------------------------------------------------------------------------------------------------------------
CS & OPT for Directors'
  compensation              04/11/2000     150,000      0.70       1,500     103,500     105,000       67,000                12,750
------------------------------------------------------------------------------------------------------------------------------------
CS for Deferred mineral
property acquisition costs  05/08/2000     129,938      0.125      1,299      14,943      16,242
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services  05/15/2000       9,975      0.63         100       6,184       6,284
------------------------------------------------------------------------------------------------------------------------------------
Cash for Warrants           06/08/2000                                                                                       10,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                 06/26/2000     416,961      0.056      4,170      19,361      23,531
------------------------------------------------------------------------------------------------------------------------------------
CS & WAR for Modification
  of stockholder agreement  06/26/2000     200,000      0.60       2,000     118,000     120,000                 200,000     30,000
------------------------------------------------------------------------------------------------------------------------------------
OPT & WAR for Modification
  of stockholder agreement  06/27/2000                                                              1,729,762  1,729,761     14,641
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options    06/29/2000   1,597,588      0.064     15,976      86,740     102,716   (1,597,588)               (2,716)
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers'
  compensation              06/30/2000       9,000      0.81          90       7,185       7,275
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services  06/30/2000       1,000      0.70          10         690         700
------------------------------------------------------------------------------------------------------------------------------------
OPT Agreement Modification  07/07/2000                                                               (127,500)                  -
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options    07/14/2000      10,000      0.30         100       2,900       3,000      (10,000)
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options    07/21/2000   1,800,000      0.122     18,000     201,060     219,060   (1,800,000)              (12,060)
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options    07/26/2000     650,000      0.122      6,500      72,605      79,105     (650,000)               (4,355)
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers'
  compensation              07/31/2000       3,000      1.24          30       3,690       3,720
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options    08/01/2000      50,000      0.15         500       7,000       7,500      (50,000)
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options    08/01/2000      50,000      0.30         500      14,500      15,000      (50,000)
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options    08/14/2000      90,000      0.122        900      10,053      10,953      (90,000)                 (603)
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options    08/24/2000   1,000,000      0.122     10,000     111,700     121,700   (1,000,000)               (6,700)
------------------------------------------------------------------------------------------------------------------------------------
CS for Directors'
  compensation              08/25/2000       1,500      1.00          15       1,485       1,500
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options    08/31/2000      15,000      0.30         150       4,350       4,500      (15,000)
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers'
  compensation              08/31/2000       1,000      1.13          10       1,120       1,130
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options    09/22/2000   1,200,174      0.122     12,002     134,720     146,722   (1,200,174)               (8,702)
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services  09/22/2000      90,000      1.45         900      72,000      72,900
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers'
  compensation              09/30/2000       6,000      1.35          60       8,040       8,100
------------------------------------------------------------------------------------------------------------------------------------
CS Adjustment               09/30/2000          (5)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
ENDING BALANCE
  SEPTEMBER 30, 2000                    18,232,776              $182,328  $3,296,897  $3,479,225      127,833  8,179,761   $118,920
------------------------------------------------------------------------------------------------------------------------------------

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

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

In the Black-Scholes Option Price Calculations below, the Company used the following assumptions to estimate fair value: the risk-free interest rate was 5.5%, volatility was 30.00% in 1998, 55.12% in 1999 and 48.05% in 2000, and
the expected life of the options varied from one week to 3.75 years. The Company also assumed that no dividends would be paid on common stock.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

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

On June 27, 2000, the Company and Electrum entered into an amendment to the stock purchase agreement under which the option to purchase 4,608,000 shares was modified. As modified, Electrum had an option until July 5, 2000 to acquire up to an additional 1,597,588 shares at $0.062 per share or $100,000 in the aggregate and, upon exercise in full of this option, an option became exercisable until September 25, 2000 to acquire up to 4,740,174 shares at an exercise price of $0.115 per share, or $545,120 in the aggregate. In addition, the option to purchase warrants was modified and, as modified, Electrum had an option to purchase, for $10,000, warrants to buy up to 7,979,761 shares at an exercise price of $0.40 per share until September 20, 2003. The Company utilized the Black-Scholes Option Price Calculation to estimate the fair value of the modifications as of the grant date and recorded $4,262 for the options and $10,379 for the warrants. The $14,641 total amount was charged as a financing expense.

Electrum has exercised all of its options to purchase the Company's common stock and its option to purchase the warrant. In connection with its acquisition of those shares, Electrum assigned 3,530,174 shares and 500,000 warrants to third parties. Subsequently, Electrum has assigned an additional 2,000,000 shares and 500,000 warrants.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

As of September 30, 2000, Tigris and Electrum own approximately 30% of the Company's outstanding common stock and, assuming that Electrum exercises its warrants and that the Company has issued no other shares, would own nearly 50% of the Company's then outstanding common stock.

Electrum had certain preemptive rights, which were not exercised and have been subsequently terminated. Tigris and Electrum have the right to proportional representation on the Company's board of directors and registration rights for all of the Company's common stock acquired through this agreement held by them.

Following is a summary of the status of the options during the years ended September 30, 1999 and 2000:


                                                                                                   Weighted Average
                                                                    Number of Shares                Exercise Price
                                                                  ----------------------        ---------------------
Outstanding at October 1, 1998                                               180,000                      $ 0.41
Granted                                                                      150,000                        0.22
Exercised                                                                          -                           -
Forfeited                                                                          -                           -
Expired                                                                            -                           -
                                                                  ----------------------        ---------------------
Outstanding at September 30, 1999                                            330,000                     $  0.32
                                                                  ----------------------        ---------------------
Options exercisable at September 30, 1999                                    330,000                      $ 0.32
                                                                  ----------------------        ---------------------


Outstanding at October 1, 1999                                               330,000                      $ 0.32
Granted                                                                    9,938,095                        0.12
Exercised                                                                 (9,962,762)                       0.12
Forfeited                                                                          -                           -
Revised                                                                     (127,500)                       0.36
Expired                                                                      (50,000)                       0.35
                                                                  ----------------------        ---------------------
Outstanding at September 30, 2000                                            127,833                      $ 0.51
                                                                  ----------------------        ---------------------
Options exercisable at September 30, 2000                                    127,833                      $ 0.51
                                                                  ----------------------        ---------------------

          Exercise Date
-------------------------------
On or before July 19, 2001                                                    15,000                       $0.50
On or before February 25, 2002                                                33,333                       $0.30
On or before July 19, 2002                                                    12,500                       $1.00
On or before April 14, 2003                                                   67,000                       $0.50

In the subsequent period the Company has issued additional options and warrants. (See Note 13.)

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has accrued director and officer fees in the amounts of $9,746 at September 30, 2000.

In June 2000, the Company and GMC amended the Lake Owen option agreement. Pursuant to the amendment, (i) the Company issued 416,961 shares of common stock for GMC upon GMC's exercise of preemptive rights, (ii) the Company agreed to perform an additional $15,000 of geophysical work on the Lake Owen Project prior to December 31, 2000, (iii) the Company issued 200,000 additional shares and warrants exercisable until June 2002 to purchase 200,000 shares at $0.70 per share, and (iv) GMC agreed to terminate its antidilution and preemptive rights as provided in the original agreement.

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


                                                                  September 30,                 September 30,
                                                                      2000                           1999
                                                                ------------------            -------------------
         Furniture and Equipment                                   $  51,288                       $ 1,285
         Less: Accumulated Depreciation                              (11,111)                         (288)
                                                                ------------------            -------------------
                                                                   $  40,177                      $    997
                                                                ==================            ===================


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

The Company recognized a charge for other comprehensive loss of $38,314 for the year ended September 30, 2000, and a loss in other comprehensive income, for a change in the market value of investments, of $79,179 for the year ended September 30, 1999.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

Available-for-sale securities consist of common stock stated at fair value and are summarized as follows:


                                                                   September 30,             September 30,
                            Investment                                 2000                      1999
         --------------------------------------------------     ------------------       --------------------
         New Jersey Mining Company                                $  107,250                   $  94,000
         Royal Silver Mines, Inc.                                       -                          2,750
                                                                ------------------       --------------------
                                                                  $  107,250                   $  96,750
                                                                ==================       ====================

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

         Note payable to First Security Bank, N.A.

             Interest at 14.99%, secured by
             1995 Ford F-250, payable in
             monthly installments of $231
             through April 7, 2005                                                          9,042
                                                                                      -----------

             Total notes payable                                                           13,381

             Less:  Current maturities included in
                        current liabilities                                                (2,992)
                                                                                      ------------

                                                                                        $  10,389
                                                                                      ============

Following are the maturities of long-term debt for the current year and each of the next four years:


                  2001                 $   2,992
                  2002                     3,608
                  2003                     2,884
                  2004                     2,345
                  2005                     1,552
                                       ----------
                                       $  13,381
                                       ==========

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

NOTE 10 - INCOME TAXES

At September 30, 2000, the Company has accumulated operating losses approximating $2,300,000. These operating losses may be offset against future taxable income; however, there is no assurance that the Company will have income in the future. Accordingly, the potential tax benefit of the net operating loss carryforward is offset by a valuation allowance of the same amount. The Company's ability to utilize these net operating loss carryforwards may be limited by ownership changes.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

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

The minimum lease payments for the 2001, 2002 and 2003 fiscal years are as follows:


                  2001                  $  52,572
                  2002                     47,397
                  2003                     31,872
                                        ----------
                  Total                 $ 131,841
                                        ==========

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

RELATED PARTY LOANS
In November 2000, the Company borrowed $135,000 from Electrum. The loan bears interest at an annual rate of 5% and is due on the earlier of December 1, 2005 or upon the Company's completion of a public or private debt or equity financing.

In December 2000, the Company entered into an agreement with Electrum under which the Company had the right to borrow up to $250,000. The funds obtained under this agreement bear interest at 8%, and repayment is due on the earlier of June 30, 2001 or upon the Company's completion of a public or private debt or equity financing. The Company borrowed a total of $200,000 under this agreement, and no additional funds are available under this agreement.

In connection with these loan agreements, in February 2001, the Company granted to Electrum warrants to purchase 285,000 shares of its common stock at $1.50 per share, exercisable through September 30, 2003. Electrum may also elect to be repaid part or all of the total principal and interest outstanding under both loans in "units" of Trend securities, at the rate of one unit per each $1.25 owed. Each unit would consist of one share of common stock and a warrant to purchase one share of common stock at $1.50 per share, exercisable through September 30, 2003. Electrum has agreed that at least $100,000 of the November 2000 loan will be repaid in units.

On March 12, 2001, the Company entered into an agreement with Electrum under which the Company borrowed an additional $50,000 to fund its operating costs, on the same interest and repayment terms as the loans under the December 2000 loan agreement. Under this agreement, in March 2001, the Company granted to Electrum warrants to purchase an additional 50,000 shares of its common stock at $1.50 per share, exercisable through September 30, 2006. The Company also agreed to extend through September 30, 2006 the expiration dates of the warrants to acquire 7,979,761 shares issued under the stock purchase agreement and the warrants to acquire 285,000 shares issued under the December 2000 loan agreement.

In the quarter ended March 31, 2001, the Company recorded a financing charge of $608,058 related to the extension of the 7,979,761 warrants granted under the stock purchase agreement, and recorded a financing charge totaling $89,981 for the grant and extension of the 285,000 warrants issued under the December loan agreement and the grant of the 50,000 warrants issued under the March 2001 loan agreement. These financing costs represent the fair value of the equity issuances under the Company's Black-Scholes Option Price Calculation.

On April 11, 2001, the Company entered into an agreement with Electrum under which the Company may borrow additional funds from Electrum under the terms of the December 2000 loan agreement to fund its operating costs if Electrum elects, in its sole discretion, to lend such funds. As of May 15, 2001, $100,000 has been borrowed under this agreement. The funds borrowed under this agreement bear interest at 8%, and repayment is due on the earlier of June 30, 2001 or completion of any private placement of the Company's shares. At Electrum's option, the Company may repay part or all of the principal and interest outstanding under the loan in units as described above.

REINCORPORATION AND EQUITY INCENTIVE PLAN
On February 23, 2001, the Annual Meeting of the Shareholders was held and the following matters were approved:

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

REORGANIZATION AND REINCORPORATION
The Shareholders approved the reincorporation of the Company as a Delaware corporation pursuant to an agreement and plan of merger dated January 26, 2001, and the reincorporation was completed on March 28, 2001. Under its amended certificate of incorporation, Trend has 100,000,000 shares of authorized common stock with a par value of $0.01 per share, and 20,000,000 shares of authorized preferred stock with a par value of $0.01, with rights and preferences to be determined by the Company's Board of Directors. One share of Series A preferred stock has been created and issued to Thomas S. Kaplan and requires the holder's approval of all stock and equity issuances until such time as none of Mr. Kaplan, Electrum LLC or Asher B. Edelman beneficially owns more than twenty percent of the Company's outstanding stock. Holders of the Company's common stock will vote on the continued existence of the Series A preferred stock at each subsequent annual meeting. If the Series A preferred stock is not continued, the outstanding share of Series A preferred stock will convert to one share of common stock.

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

INTREPID CLAIMS
In March 2001, the Company and the holders of the Intrepid claims agreed to replace the March $10,000 advance royalty payment with a $9,000 payment due May 11, 2001. In connection with this agreement, the Company issued to the holders 3,000 shares of common stock with an aggregate value of $2,340. The May 11 payment has not been made and the Company has requested an extension.

INVESTMENTS
The Company's investment in New Jersey Mining Company was liquidated during the period ended March 31, 2001, and the Company realized a loss of $74,533.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

NOTE 14 - CORRECTIONS OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has made corrections to its financial statements for changes in accounting estimates and policies which are being treated as corrections of errors and estimates, as set forth in the following table.


                                                      FORM
                                                     10-SB,
                                                    AMENDMENT       AMENDMENT     AMENDMENT     AMENDMENT
                     1998                          NOS. 1 AND 2       NO. 3         NO. 4         NO. 5
                     ----                          ------------     ---------     ---------     ---------
Net Loss                                           $    (80,484)    $(116,504)    $(116,504)    $(119,163)
                                                   ------------     ---------     ---------     =========
Adjustments to Net Loss:
Organizational Costs Reclassification                   (31,520)            -             -
Stock Recording Omission                                 (4,500)            -             -
Option Costs (Recorded in Correct Year)                       -             -        (2,659)
                                                   ------------     ---------     ---------
Total Corrections of Errors                             (36,020)            -        (2,659)
                                                   ------------     ---------     ---------

REVISED NET LOSS                                   $   (116,504)    $(116,504)    $(119,163)
                                                   ============     =========     =========


                     1999
                     ----
Net Loss                                           $   (415,044)    $(434,199)    $(573,545)    $(716,759)
                                                   ------------     ---------     ---------     =========

Adjustments to Net Loss:
Mineral Property Expense                                (14,529)            -             -
Accrued Expenses Increase                               (14,470)            -             -
Common Stock Issuance Duplication                        11,503             -             -
Option Issuance Fair Value Calculation                   (2,659)            -         2,659
Miscellaneous Income                                      1,000             -             -
Lake Owen Option Expenses                                     -             -      (145,873)
                                                   ------------     ---------     ---------
Total Corrections of Errors                             (19,155)            -      (143,214)
                                                   ------------     ---------     ---------

Total Corrections of Estimates - FMV Adjustments              -      (139,346)            -
                                                   ------------     ---------     ---------

REVISED NET LOSS                                   $   (434,199)    $(573,545)    $(716,759)
                                                   ============     =========     =========

LOSS PER SHARE AS PREVIOUSLY REPORTED                                                           $   (0.13)
CORRECTIONS TO LOSS PER SHARE                                                                       (0.10)
                                                                                                ---------
REVISED LOSS PER SHARE                                                                          $   (0.23)
                                                                                                =========

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

NOTE 14 - CORRECTIONS OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)


                                                                                                       AMENDMENT
                                                                                    AMENDMENT            NO. 5,
                                                                                      NO. 4,          FORM 10-KSB/
                                                                                  FORM 10-KSB/A1         A2 AND
                                                                                        AND           FORM 10-QSB/
                                                                   FORM 10-KSB    FORM 10-QSB/A1           A2
                                                                   -----------    --------------      -------------
                             2000
                             ----
Net Loss                                                           $(1,847,259)   $   (2,184,439)     $  (2,186,541)
                                                                   -----------    --------------      =============

Adjustments to Net Loss:
Intrepid Claims Expense (Original Value)                                     -           (35,800)
Financing Expense - Modification of Stock Purchase Agreement                 -           (14,641)
Silver Strand - Prior Period Expense & Writeoff                              -           123,753
                                                                   -----------    --------------
Total Corrections of Errors                                                  -            73,312
                                                                   -----------    --------------
FMV adjustments - Stock Issuances                                     (337,180)          (59,000)
Compensation Expense - Options                                               -            (4,414)
Mineral Property Expense - Warrants                                          -           (12,000)
                                                                   -----------    --------------
Total Corrections of Estimates                                        (337,180)          (75,414)
                                                                   -----------    --------------
REVISED NET LOSS                                                   $(2,184,439)   $   (2,186,541)
                                                                   ===========    ==============


LOSS PER SHARE AS PREVIOUSLY REPORTED                                                                 $       (0.18)
CORRECTIONS TO LOSS PER SHARE                                                                                 (0.03)
                                                                                                      -------------
REVISED LOSS PER SHARE                                                                                $       (0.21)
                                                                                                      =============

PRIOR TO EXPLORATION STAGE (1996)
The Company performed impairment evaluations on the recorded asset values of its Pyramid and Silver Strand gold and silver properties, consistent with SFAS No. 121 requirements. The Company determined that recognition of impairments of the value of each property was appropriate. At September 30, 1996, the amounts of the impairments were $70,333 for the Pyramid property and $104,753 for the Silver Strand property. Consequently, the accumulated deficit prior to the Exploration Stage was increased by $175,086 and mineral properties were reduced by a corresponding amount.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

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

Net increase in fiscal year 1999 net loss (and accumulated deficit): $162,639

The Company also corrected a balance sheet error of $30,000 to properly reflect payment commitments related to the Lake Owen agreement as deferred property expenses rather than as a note payable.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

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

2. The Company has reviewed the carrying value of the Silver Strand property and determined that an impairment charge of $104,753 should have been recorded prior to the inception of the Exploration Stage and that capitalized expenses of $19,000 recorded in 1997 should have been charged as period costs. Consequently, the book value of the property was reduced to zero, the Pre-Exploration Stage accumulated deficit increased by $104,753 and mineral property expenses during the Exploration Stage increased by $19,000. Since there should have been zero book value at disposition, the $118,753 loss originally recorded in 2000 has been replaced by a gain of $5,000, reflecting the proceeds from the sale.

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

The Company has elected to comply with the disclosure standards of SFAS No. 7, which requires specific information about all equity transactions during the exploration stage, by including this information in Note 4.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

NOTE 15 - CORRECTIONS OF ESTIMATES IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company changed its method of determining the fair market value of certain stock issuances. The change in the fair market value of option and warrant issuances largely results from a change in certain Black-Scholes parameters utilized in calculating option values. The effect of these changes on the years ended September 30, 2000 and 1999 were as follows:


                                                              FOR YEAR ENDED SEPT. 30
                                                              -----------------------
                                                                 2000          1999
                                                                 ----          ----
Value of stock issued:
Services and associated expenses                              $ 255,660     $ 104,820
Compensation                                                     63,520        34,526
Mineral property expense                                         59,000             -
Investments correction in value                                  40,000             -
                                                              ---------     ---------
Change in valuation of common stock issued                    $ 418,180     $ 139,346
                                                              ---------     ---------

Value of options and warrants issued:
Value of options issued as compensation                       $   4,414     $       -
Value of warrants issued for modification
  of terms of agreement
  (Mineral property expense)                                     30,000             -
                                                              ---------     ---------
Change in fair value of options and warrants                  $  34,414     $       -
                                                              ---------     ---------

Total corrections in value                                    $ 452,594     $ 139,346

Less: Correction in investment                                   40,000             -
                                                              ---------     ---------
Increase in net loss and accumulated deficit
  from the Exploration Stage                                  $ 412,594     $ 139,346
                                                              =========     =========

The information below summarizes the effect on net loss and loss per share as a result of the corrections of errors (Note 14) and corrections of estimates (Note 15).


Net loss as previously reported                             $ (1,847,259)     $  (415,044)
Correction of errors                                              73,312         (162,369)
Correction of estimates                                         (412,594)        (139,346)
                                                            ------------      -----------
Net loss as corrected                                       $ (2,186,541)     $  (716,759)
                                                            ============      ===========

Loss per share as previously reported                            $ (0.18)         $ (0.13)
Corrections                                                        (0.03)           (0.10)
                                                                 --------         --------
Loss per share as corrected                                      $ (0.21)         $ (0.23)
                                                                 ========         ========

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TREND MINING COMPANY
                                     (Registrant)



 Date:  May 23, 2001                 By:  /s/ Kurt J. Hoffman
                                          -------------------------------------
                                          Kurt J. Hoffman
                                          Principal and Chief Executive Officer
                                          (Principal Executive Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION

   23.1             Consent of Williams & Webster, P.S., dated May 21, 2001.