Form 10QSB/A
period 2000-12-31
TREND MINING CO
filed 2001-05-25
CIK 1115954

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2

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

Transitional Small Business Disclosure:        Yes  /  /           No /X /


================================================================================

                                EXPLANATORY NOTE

         This Quarterly Report on Form 10-QSB/A for the quarter ended December 31, 2000 (the "Report") is being filed solely to amend Item 1.

         This Form 10-QSB/A constitutes Amendment No. 2 to the Report.

The Board of Directors
Trend Mining Company
(Formerly Silver Trend Mining Company)
Coeur d'Alene, Idaho


                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Trend Mining Company (formerly Silver Trend Mining Company) (an exploration stage company) as of December 31, 2000 and the related statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the three months ended December 31, 2000 and 1999, and for the period from October 1, 1996 (inception of exploration stage) to December 31, 2000. All information included in these financial statements is the representation of the management of Trend Mining Company.

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

As discussed in Notes 14 and 15 to the financial statements, certain errors in the valuing of stock transactions and other matters have been corrected by management of the Company during the current year. The effect of these errors is summarized in Note 15 and resulted in an understatement of net losses for the years ended September 30, 2000 and 1999 of $339,282 and $301,715, respectively. The effect of these corrections for the quarter ending December 31, 2000 was an understatement of net loss by $65,195. Accordingly, an adjustment has been made to accumulated deficit to correct for these errors.

Williams & Webster, P.S.
CERTIFIED PUBLIC ACCOUNTANTS
Spokane, Washington

February 16, 2001 (Except for Notes 14 and 15, as to which the date is May 17, 2001.)

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS

                                                                      December 31,
                                                                           2000           September 30,
                                                                       (Unaudited)            2000
                                                                        (Restated)         (Restated)
                                                                      ---------------     --------------
ASSETS

CURRENT ASSETS
    Cash                                                               $    34,094        $    102,155
    Prepaid expenses                                                         3,424               1,725
    Equipment held for resale                                                4,000               4,000
                                                                      ---------------     --------------
      Total Current Assets                                                  41,518             107,880
                                                                      ---------------     --------------

MINERAL PROPERTIES                                                               -                   -
                                                                      ---------------     --------------

PROPERTY AND EQUIPMENT, net of depreciation                                 35,690              40,177
                                                                      ---------------     --------------

OTHER ASSETS

    Investments                                                             98,820             107,250
                                                                      ---------------     --------------

TOTAL ASSETS                                                            $  176,028          $  255,307
                                                                      ===============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                    $  474,871          $  323,228
    Accounts payable to directors and officers                              30,795              11,100
    Accrued expenses                                                         7,639              19,447
    Note payable to stockholder                                            285,000                   -
    Current portion of long-term debt                                        3,166               2,992
                                                                      ---------------     --------------
      Total Current Liabilities                                            801,471             356,767
                                                                      ---------------     --------------

LONG-TERM DEBT, net of current portion                                       9,471              10,389
                                                                      ---------------     --------------

COMMITMENTS AND CONTINGENCIES                                                    -                   -
                                                                      ---------------     --------------

STOCKHOLDERS' EQUITY(DEFICIT)
    Common stock, no par value, 30,000,000 shares authorized;
        18,381,309 and 18,232,776 shares issued and outstanding,
        respectively                                                       183,812             182,327
    Additional paid-in capital                                           3,425,863           3,296,898
    Stock options and warrants                                             286,371             118,920
    Pre-exploration stage accumulated deficit                             (558,504)           (558,504)
    Accumulated deficit during exploration stage                        (3,961,768)         (3,151,077)
    Accumulated other comprehensive income                                 (10,688)               (413)
                                                                      ---------------     --------------
      TOTAL STOCKHOLDERS' EQUITY(DEFICIT)                                 (634,914)           (111,849)
                                                                      ---------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)                     $  176,028          $  255,307
                                                                      ===============     ==============


              See accompanying notes and accountant's review report

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS






                                                                                                                For the
                                                                                                              Period From
                                                                                                              October 1,
                                                                                                                 1996
                                                                                                              (Inception
                                                                          For the Three Months Ended              of
                                                                      ----------------------------------      Exploration
                                                                      December 31,       December 31,          Stage) to
                                                                           2000              1999         December 31, 2000
                                                                       (Unaudited)        (Unaudited)         (Unaudited)
                                                                        (Restated)         (Restated)          (Restated)
                                                                      ---------------     --------------     --------------
REVENUES                                                              $          -        $          -       $          -
                                                                      ---------------     --------------     --------------

EXPENSES
    Mineral property expense                                               104,044              60,033          1,583,858
    General and administrative                                             466,115              89,464          1,099,514
    Officers and directors compensation                                     73,020              35,634            469,078
    Legal and professional                                                 157,675               6,316            542,355
    Depreciation                                                             4,487                 100             15,598
                                                                      ---------------     --------------     --------------
       Total Expenses                                                      805,341             191,547          3,710,403
                                                                      ---------------     --------------     --------------

OPERATING LOSS                                                            (805,341)           (191,547)        (3,710,403)
                                                                      ---------------     --------------     --------------

OTHER INCOME (EXPENSE)
    Dividend and interest income                                               108                  25              6,447
    Loss on disposition and impairment of assets                                 -                   -           (188,226)
    Gain (loss) on investment sales                                         (3,500)              5,420             (2,191)
    Financing expense                                                            -                   -            (70,364)
    Interest expense                                                        (1,958)                  -             (3,609)
    Miscellaneous income                                                         -                 100              6,578
                                                                      ---------------     --------------     --------------
       Total Other Income (Expense)                                         (5,350)              5,545           (251,365)
                                                                      ---------------     --------------     --------------

LOSS BEFORE INCOME TAXES                                                  (810,691)           (186,002)        (3,961,768)
INCOME TAXES                                                                    -                   -                  -
                                                                      --------------     ---------------     --------------
NET LOSS                                                                  (810,691)           (186,002)        (3,961,768)
                                                                      --------------     ---------------     --------------
OTHER COMPREHENSIVE LOSS
    Change in market value of investments                                  (10,275)            (16,064)           (87,768)
                                                                      ---------------     --------------     --------------
NET COMPREHENSIVE LOSS                                                $   (820,966)       $   (202,066)       $(4,049,536)
                                                                      ===============     ==============     ==============
BASIC AND DILUTED NET LOSS PER SHARE                                  $      (0.04)       $      (0.03)      $      (0.48)
                                                                      ===============     ==============     ==============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                    18,288,419           5,496,290          8,267,529
                                                                      ===============     ==============     ==============


              See accompanying notes and accountant's review report

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                        RESTATED

                                             Common Stock                     Stock
                                        --------------------- Additional     Options                      Other
                                        Number of              Paid-In         and      Accumulated    Comprehensive
                                         Shares      Amount     Capital      Warrants      Deficit        Income        Total
                                      -----------------------  ----------  ------------  ------------  ------------  ---------------
   Balance, October 1, 1996
                                        1,754,242  $  17,542 $  663,218   $      -      $  (558,504)   $         -    $   122,256

   Common stock issuances as follows:
      - for cash at $0.50 per share       200,000      2,000     98,000          -              -                -        100,000
      - for payment of liabilities and
        expenses at  $0.50 per share       45,511        455     22,301          -              -                -         22,756

   Net loss for the year ended
   September 30, 1997                           -          -          -          -        (128,614)              -       (128,614)
                                        ---------    --------  ---------    ----------    -----------    ---------      ------------

   Balance, September 30, 1997          1,999,753     19,997    783,519          -        (687,118)              -        116,398

   Common stock issuances as follows:
      - for mineral property at $0.50
         per share                        150,000      1,500     73,500          -              -                -         75,000
      - for lease termination at $0.50
         per share                         12,000        120      5,880          -              -                -          6,000
      - for debt at $0.50 per share        80,000        800     39,200          -              -                -         40,000
      - for cash at $0.20 per share         7,500         75      1,425          -              -                -          1,500
      - for compensation at $0.50 per
         share                              9,000         90      4,410          -              -                -          4,500

   Issuance of stock options for
   financing activities                         -          -          -      2,659              -                -          2,659

   Net loss for the year ended
   September 30, 1998                           -          -          -          -         (119,163)             -       (119,163)

   Other comprehensive income                   -          -          -          -               -         117,080        117,080
                                        ---------    --------  ---------    ----------    -----------    ---------      ------------

   Balance, September 30, 1998          2,258,253     22,582    907,934      2,659         (806,281)       117,080        243,974

   Common stock issuances as follows:
      - for cash at an average of
         $0.07 per share                  555,000      5,550     35,450          -              -                -         41,000
      - for prepaid expenses at $0.33
         per share                         50,000        500     16,000          -              -                -         16,500
      - for consulting services at an
         average of $0.20 per share       839,122      8,391    158,761          -              -                -        167,152
      - for mineral property option
         at $0.13 per share               715,996      7,160     82,471          -              -                -         89,631
      - for officers' compensation at
         an average of $0.24 per share    300,430      3,004     70,522          -              -                -         73,526
      - for debt, investment and
         expenses at $0.30 per share        9,210         92      2,671          -              -                -          2,763
      - for directors' compensation at
         an average of $0.25 per share     16,500        165      3,960          -              -                -          4,125
      - for rent at $0.25 per share         1,000         10        240          -              -                -            250
      - for equipment at $0.30 per
         share                            600,000      6,000    174,000          -              -                -        180,000

   Net loss for the year ended
   September 30, 1999                           -          -          -          -         (716,759)             -       (716,759)

   Other comprehensive loss                     -          -          -          -              -         (79,179)        (79,179)
                                        ---------    --------  ---------    ----------    -----------    ---------      ------------

   Balance, September 30, 1999          5,345,511  $  53,454 $ 1,452,009  $  2,659      $ (1,523,040)  $    37,901    $    22,983
                                        ---------    --------  ---------    ----------    -----------    ---------      ------------


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


              See accompanying notes and accountant's review report

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                           RESTATED
                                                Common Stock
                                          ------------------------- Additional    Stock                       Other
                                            Number of                Paid-In    Options and   Accumulated   Comprehensive
                                            Shares       Amount      Capital      Warrants      Deficit       Income         Total
                                          -----------    ----------   ---------   ----------   ----------    -----------  ----------
Balance, October 1, 1999                   5,345,511   $    53,454  $ 1,452,009 $    2,659   $ (1,523,040) $   37,901  $    22,983

Common stock and option issuances as
      follows:
    - for employee, officer and director
       compensation at an average of
       $0.61 per share                       231,361         2,314     140,446      15,820             -            -      158,580
    - for officers' and directors'
       compensation at an average
       of $1.19 per share                     11,500           115      13,615           -             -            -       13,730
    - for consulting services at an
       average of $0.47 per share            530,177          5302     246,333           -             -            -      251,635
    - for mineral property at $0.89 per
       share                                 100,000         1,000      88,000           -             -            -       89,000
    - for investments at $0.33 per share     200,000         2,000      64,000           -             -            -       66,000
    - for cash at $0.07 per share            456,247         4,562      28,969                         -            -       33,531
    - for cash, options and warrants
       at $0.01 per share                  1,000,000        10,000       2,414      87,586             -            -       100,000
    - for incentive fees at $0.33 per
    share                                     65,285           653      20,891           -             -            -       21,544
    - for deferred mineral property
       option costs at $0.13 per share       129,938         1,299      14,943           -             -            -       16,242
    - for modification of stockholder
       agreement at $0.60 per share          200,000         2,000     118,000      30,000             -            -      150,000
    - for modification of stockholder
       agreement                                   -                     4,262      10,379             -            -       14,641
    - from exercise of options at $0.12
       per share                           9,962,762        99,628   1,103,016     (37,524)            -            -    1,165,120

Cash received for the issuance of common stock
      warrants for 7,979,761 shares of
      stock                                        -             -        -         10,000             -            -       10,000

Miscellaneous common stock adjustments            (5)            -        -              -             -            -            -

Net loss for the year ended  September
30, 2000                                           -             -        -              -     (2,186,541)          -   (2,186,541)

Other comprehensive loss                           -             -        -              -             -      (38,314)     (38,314)
                                          -----------    ----------   ---------   ----------   ----------    ---------  -----------

Balance, September 30, 2000               18,232,776   $   182,327  $ 3,296,898 $  118,920   $ (3,709,581) $     (413) $  (111,849)
                                          -----------    ----------   ---------   ----------   ----------    ---------  -----------

Common stock and option issuances as
  follows:

    - for cash of $1.00 per share            100,000         1,000      99,000         -              -             -      100,000
    - for cash and consulting services
       from options for $0.39 per share       33,333           333      12,737    (3,070)             -             -       10,000
    - for consulting services at $1.15
       per share                              10,000           100      11,400         -              -             -       11,500
    - for officer and employee
       compensation at $1.13 per share         5,200            52       5,828         -              -             -        5,880

Warrants issued for consulting services            -             -           -   170,521              -             -      170,521

Net loss for the period ended
    December 31, 2000 (unaudited)                  -             -           -         -       (810,691)                  (810,691)

Other comprehensive loss                           -             -           -         -              -       (10,275)     (10,275)
                                          -----------    ----------   ---------   ----------   ----------    ---------  -----------

Balance, December 31, 2000 (unaudited)    18,381,309   $   183,812  $ 3,425,863 $ 286,371    $ (4,520,272) $  (10,688) $  (634,914)
                                          ===========    ==========   =========   ==========   ==========    =========  ===========


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

              See accompanying notes and accountant's review report

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                For the
                                                                                              Period From
                                                                                               October 1,
                                                                                                  1996
                                                                                             (Inception of
                                                          For the Three Months Ended          Exploration
                                                       ----------------------------------        Stage)
                                                       December 31,        December 31,       to December
                                                           2000                1999             31, 2000
                                                        (Unaudited)        (Unaudited)        (Unaudited)
                                                        (Restated)          (Restated)         (Restated)
                                                       --------------     ---------------    ---------------
Cash flows from operating activities:
    Net loss                                           $   (810,691)      $   (186,002)      $ (3,961,768)
    Adjustments to reconcile net income (loss) to
      net cash used by operating activities:
         Depreciation                                         4,487                100             15,598
         Loss (gain) on investment sales                      3,500                  -              7,347
         Loss on disposition and impairment of
           assets                                                 -                  -            188,226
         Common stock issued for services and
          expenses                                           11,500            101,272            495,714
         Common stock and options issued as
          compensation                                        5,880                  -            260,341
         Stock options issued for financing
           activities                                             -                  -             17,300
         Common stock and warrants issued to
          acquire mineral
            property options                                      -                  -            344,873
         Warrants issued for consulting fees                170,521                  -            170,521
         Common stock issued for incentive fees                   -                  -             21,544
    Changes in assets and liabilities:
      Accounts receivable                                         -              1,000                  -
      Related party receivable                                    -             (4,784)                 -
      Inventory                                                   -                  -              3,805
      Prepaid expenses                                       (1,699)                 -             (3,424)
      Accounts payable                                      163,001             22,860            487,066
      Accrued expenses                                      (11,808)             4,434              7,639
                                                       --------------     ---------------    ---------------
    Net cash used in operating activities                  (465,309)           (61,120)        (1,945,218)
                                                       --------------     ---------------    ---------------

    Cash flows from investing activities:
      Payment of deposit                                          -                  -             (1,000)
      Return of deposit                                           -                  -              1,000
      Proceeds from sale of equipment                             -                  -             33,926
      Proceeds from sale of mineral property                      -                  -             20,000
      Purchase of furniture & equipment                           -                  -            (37,195)
      Proceeds of investments sold                            2,992             36,685             74,279
                                                       --------------     ---------------    ---------------
    Net cash provided by investing activities                 2,992             26,685             91,010
                                                       --------------     ---------------    ---------------

Cash flows from financing activities:
    Payments on notes payable, options, warrants
      and short term borrowings                                (744)                 -             (3,456)
    Sale of warrants for common stock                             -                  -             10,000
    Proceeds from short-term borrowings                     285,000              2,000            327,000
    Sale of common stock, options, warrants,
      subscriptions and exercise of options                 110,000            105,000          1,551,151
                                                       --------------     ---------------    ---------------
Net cash provided by financing activities                   394,256            107,000          1,884,695
                                                       --------------     ---------------    ---------------

NET INCREASE (DECREASE) IN CASH                             (68,061)            72,565             30,487

CASH, BEGINNING OF PERIOD                                   102,155              8,998              3,607
                                                       --------------     ---------------    ---------------

CASH, END OF PERIOD                                    $     34,094       $     81,563       $     34,094
                                                       ==============     ===============    ===============

SUPPLEMENTAL CASH FLOW INFORMATION:

    Interest paid                                      $        369       $         --       $      2,020
    Taxes paid                                         $         --       $         --       $         --

NON-CASH FINANCING ACTIVITIES:
    Common stock and warrants issued to acquire
      mineral property options                         $         --       $         --       $    344,873
    Common stock issued to acquire mineral
      property                                         $         --       $         --       $     75,000
    Common stock issued for acquisition of mining
      equipment                                        $         --       $         --       $    180,000
    Common stock issued for services and expenses      $     11,500       $    101,272       $    495,714
    Common stock issued for investment                 $         --       $         --       $     67,000
    Common stock issued for debt                       $         --       $         --       $     40,842
    Deferred acquisition costs on mining property      $         --       $         --       $     46,242
    Stock options and warrants  issued for
     financing activities                              $         --       $         --       $     17,300
    Warrants issued for consulting fees                $    170,521       $         --       $    170,521
    Common stock issued for incentive fees             $         --       $         --       $     21,544
    Common stock and options issued as
      compensation                                     $      5,880       $         --       $    260,341
    Purchase of equipment with financing agreement               --                 --             14,093
    Investments received for mineral property          $         --       $         --       $      5,000


              See accompanying notes and accountant's review report

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Trend Mining Company (formerly Silver Trend Mining Company) ("the Company") was incorporated on September 7, 1968 under the laws of the State of Montana for the purpose of acquiring, exploring and developing mining properties. From 1984 to 1997, the Company was dormant. In November 1998, the Company changed its focus to exploration of platinum and palladium related metals. In February 1999, the Company changed its name from Silver Trend Mining Company to Trend Mining Company to better reflect the Company's change of focus to platinum group metals. The Company conducts operations primarily from its offices in Coeur d'Alene, Idaho. The Company has elected a September 30 fiscal year-end. As part of the Company's Annual Meeting held on February 23, 2001, the stockholders approved reincorporation of the Company as a Delaware corporation. (See Note 13.)

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

The Company had outstanding options and warrants representing 8,704,261 shares and 14,688,000 shares, respectively, as of December 31, 2000 and 1999. As of December 31, 2001, the Company also has convertible debt instruments which, if converted, would increase outstanding common stock by 228,000 shares and outstanding warrants by 228,000 shares. Interest accrued on these notes for the three months ended December 31, 2000 was $1,958. All of these options, warrants and convertible debt have been excluded from the calculation of diluted loss per share as they would be antidilutive.

CASH AND CASH EQUIVALENTS
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

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

EXPLORATION COSTS
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the period ended December 31, 2000 and 1999 were $104,044 and $60,033, respectively. As of December 31, 2000, the exploration costs expensed during the Company's exploration stage were $1,583,858.

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

GOING CONCERN
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $810,691 for the period ended December 31, 2000 and has an accumulated deficit during the exploration stage of $3,961,768. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INTERIM FINANCIAL STATEMENTS
The interim financial statements for the period ended December 31, 2000, included herein have not been audited. The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented are not necessarily indicative of the results expected for the full fiscal year.

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

OPTION AND WARRANT FAIR VALUE CALCULATIONS The Company utilizes the Black-Scholes valuation model to calculate the fair value of options and warrants issued for financing, acquisition, compensation and payment for services purposes. The parameters used in such valuations include a risk free rate of 5.5%, the assumption that no dividends are paid, exercise periods ranging from one week to 5.5 years, depending upon the terms of the instrument issued, and a volatility factor calculated annually based on estimates of expected volatility, as per SFAS No. 123. The Company used its historic volatility data to develop the 1998 estimate of 30%, consistent with its limited public trading in that period. The volatility estimates for 1999, 2000 and 2001 reflect an average of Company data and volatility factors reported by two other mining companies at comparable stages in their respective public trading histories, resulting in expected volatilities of 55.12% in 1999, 48.05% in 2000 and 46.40% in 2001.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

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

MONTANA PROPERTIES
In March 200, the Company entered into a three year lease and option agreement under which it has the right to acquire a 100% interest in the Intrepid claims. Upon entering into the agreement, the Company paid the claim owners $5,800 in cash and 100,000 shares of common stock. In the Company's acquisition of this option, it has expensed $94,800 for cash paid and common stock issued.

Under the agreement, the Company is obligated to incur exploration expenditures of not less than $10,000 by September 30, 2001, by $15,000 by March 4, 2002 and $15,000 by March 4, 2003. In addition, the Company must make advance royalty payments of $10,000 by March 4, 2001, $25,000 by March 4, 2002 and $35,000 each year thereafter. In March 2001, the Company and the claim holders agreed to replace the March $10,000 advance royalty payment with a $9,000 payment due May 11, 2001. In connection with this agreement, the Company issued to the holders 3,000 shares of common stock with an aggregate value of $2,340. The May 11 payment has not been made and the Company has requested an extension.

During the option period, the Intrepid claims are subject to a net smelter royalty of 3% of all ores produced and sold from the Intrepid claims. The Company has the right to exercise the purchase option at any time for a total purchase price of $320,000, with any advance royalty payments credited against the purchase price, and the claim holders retaining a 0.5% net smelter royalty. The Company has agreed to issue and additional 100,000 shares to the claim holders if the Company has not terminated the agreement by November 2001.

Also in Montana during 2000, the Company staked 121 claims for the Vanguard Project. The Company explored and staked 36 claims known as the McCormick Creek Project in Missoula County. Furthermore, the Company located and staked 433 claims in Stillwater County prior to December 31, 2000.

During the year ended September 30, 2000, the Company located and staked 211 claims in Stillwater County Montana. In the period ended December 31, 2000, an additional 222 claims were staked and added, and 38 claims were abandoned, leaving a total of 395 claims.

OREGON PROPERTY
During the year ended September 30, 1999, the Company entered into an agreement in which it would explore and stake five claims located in Jackson County, Oregon known as the Shamrock property. All transactions have been completed and the Company has acquired title to these claims.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

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
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK, OPTIONS AND
WARRANTS ACTIVITY AS FOLLOWS:
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     03/25/1997   200,000       $ 0.50    2,000      98,000     100,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Payment of liabilities   09/30/1997    45,511         0.50      455      22,301      22,756
and expenses
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 1997                 1,999,753              $ 19,998   $ 783,518   $ 803,516                                -
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK, OPTIONS AND
WARRANTS ACTIVITY AS FOLLOWS:
------------------------------------------------------------------------------------------------------------------------------------
CS for Mineral property         07/23/1998   150,000       $ 0.50    1,500      73,500      75,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     07/23/1998     7,500         0.20       75       1,425       1,500
------------------------------------------------------------------------------------------------------------------------------------
CS for Lease termination        07/23/1998    12,000         0.50      120       5,880       6,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Debt                     07/23/1998    80,000         0.50      800      39,200      40,000
------------------------------------------------------------------------------------------------------------------------------------
OPT for Financing               09/24/1998                                                           180,000                 2,659
------------------------------------------------------------------------------------------------------------------------------------
CS for Compensation             09/30/1998     9,000         0.50       90       4,410       4,500
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 1998                 2,258,253              $ 22,583   $ 907,933   $ 930,516   180,000          -     $2,659
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
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

NOTE 4 - COMMON STOCK (CONTINUED)

------------------------------------------------------------------------------------------------------------------------------------
                                ISSUE DATE NUMBER OF  PRICE PER   COMMON    ADDITIONAL    TOTAL    NUMBER OF  NUMBER     VALUE OF
                                                                   STOCK      PAID-IN                           OF       OPTIONS/
                                             SHARES     SHARE      AMOUNT     CAPITAL     AMOUNT    OPTIONS   WARRANTS   WARRANTS
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 1999                 5,345,511               $53,455  $1,452,009  $1,505,464   330,000          -     $2,659
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK, OPTIONS AND
WARRANTS ACTIVITY AS FOLLOWS:
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      10/04/1999    50,000       $ 0.26      500      12,500      13,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     10/22/1999    25,000         0.20      250       4,750       5,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      10/31/1999   273,675         0.31    2,737      82,103      84,840
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   11/30/1999    52,694         0.31      527      15,807      16,334
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      11/30/1999     4,327         0.31       43       1,298       1,341
------------------------------------------------------------------------------------------------------------------------------------
CS, OPT & WAR for Cash          12/31/1999 1,000,000        0.012   10,000       2,414      12,414 8,108,000  6,250,000     87,586
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      12/31/1999     1,200         0.35       12         408         420
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      01/04/2000    15,000         0.28      150       4,050       4,200
------------------------------------------------------------------------------------------------------------------------------------
CS for Investments              01/15/2000   200,000         0.33    2,000      64,000      66,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Incentive fees           01/17/2000    65,285         0.33      653      20,891      21,544
------------------------------------------------------------------------------------------------------------------------------------
OPT Expiration                  01/22/2000                                                           (50,000)                    -
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     01/25/2000    14,286         0.35      143       4,857       5,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        02/22/2000 1,000,000        0.142   10,000     131,900     141,900 (1,000,000)              (1,900)
------------------------------------------------------------------------------------------------------------------------------------
CS & OPT for Employees'         02/25/2000    16,667         0.66      167      10,833      11,000    33,333                 3,070
compensation
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      02/29/2000    10,000         0.72      100       7,100       7,200
------------------------------------------------------------------------------------------------------------------------------------
CS for Mineral property         03/24/2000    50,000         1.03      500      51,000      51,500
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        03/27/2000 2,500,000        0.142   25,000     329,750     354,750 (2,500,000)              (4,750)
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      03/31/2000    75,000         0.81      750      60,000      60,750
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   03/31/2000     3,000         0.81       30       2,400       2,430
------------------------------------------------------------------------------------------------------------------------------------
CS for Mineral property         04/04/2000    50,000         0.75      500      37,000      37,500
------------------------------------------------------------------------------------------------------------------------------------
CS & OPT for Directors'         04/11/2000   150,000         0.70    1,500     103,500     105,000    67,000                12,750
compensation
------------------------------------------------------------------------------------------------------------------------------------
CS for Deferred mineral         05/08/2000   129,938        0.125    1,299      14,943      16,242
property acquisition costs
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      05/15/2000     9,975         0.63      100       6,184       6,284
------------------------------------------------------------------------------------------------------------------------------------
Cash for Warrants               06/08/2000                                                                                  10,000
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     06/26/2000   416,961        0.056    4,170      19,361      23,531
------------------------------------------------------------------------------------------------------------------------------------
CS & WAR for Modification of    06/26/2000   200,000         0.60    2,000     118,000     120,000              200,000     30,000
stockholder agreement
------------------------------------------------------------------------------------------------------------------------------------
OPT & WAR for Modification of
stockholder agreement           06/27/2000                                                         1,729,762  1,729,761     14,641
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        06/29/2000 1,597,588        0.064   15,976      86,740     102,716 (1,597,588)              (2,716)
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   06/30/2000     9,000         0.81       90       7,185       7,275
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      06/30/2000     1,000         0.70       10         690         700
------------------------------------------------------------------------------------------------------------------------------------
OPT Agreement Modification      07/07/2000                                                          (127,500)                    -
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        07/14/2000    10,000         0.30      100       2,900       3,000   (10,000)
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        07/21/2000 1,800,000        0.122   18,000     201,060     219,060 (1,800,000)             (12,060)
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        07/26/2000   650,000        0.122    6,500      72,605      79,105  (650,000)               (4,355)
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   07/31/2000     3,000         1.24       30       3,690       3,720
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        08/01/2000    50,000         0.15      500       7,000       7,500   (50,000)
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        08/01/2000    50,000         0.30      500      14,500      15,000   (50,000)
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        08/14/2000    90,000        0.122      900      10,053      10,953   (90,000)                 (603)
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        08/24/2000 1,000,000        0.122   10,000     111,700     121,700 (1,000,000)              (6,700)
------------------------------------------------------------------------------------------------------------------------------------
CS for Directors' compensation  08/25/2000     1,500         1.00       15       1,485       1,500
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        08/31/2000    15,000         0.30      150       4,350       4,500   (15,000)
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   08/31/2000     1,000         1.13       10       1,120       1,130
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        09/22/2000 1,200,174        0.122   12,002     134,720     146,722 (1,200,174)              (8,702)
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      09/22/2000    90,000         1.45      900      72,000      72,900
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   09/30/2000     6,000         1.35       60       8,040       8,100
------------------------------------------------------------------------------------------------------------------------------------
CS Adjustment                   09/30/2000       (5)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

ENDING BALANCE SEPTEMBER 30,
2000                                       18,232,776            $ 182,328  $3,296,897  $3,479,225   127,833  8,179,761  $ 118,920
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK, OPTIONS AND
WARRANTS ACTIVITY AS FOLLOWS:
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash from options        10/10/2000    33,333       $ 0.39      333      12,737      13,070   (33,333)               (3,070)
------------------------------------------------------------------------------------------------------------------------------------
CS for Consulting services      10/15/2000    10,000         1.15      100      11,400      11,500
------------------------------------------------------------------------------------------------------------------------------------
CS for Officers' compensation   10/31/2000     3,000         1.30       30       3,870       3,900
------------------------------------------------------------------------------------------------------------------------------------
WAR for Consulting services     11/01/2000                                                                      250,000    123,775
------------------------------------------------------------------------------------------------------------------------------------
CS for Employees' compensation  12/06/2000     2,200         0.90       22       1,958       1,980
------------------------------------------------------------------------------------------------------------------------------------
CS for Cash                     12/20/2000   100,000         1.00    1,000      99,000     100,000
------------------------------------------------------------------------------------------------------------------------------------
WAR for Consulting services     12/31/2000                                                                      180,000     46,746
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
ENDING BALANCE DECEMBER 31,
2000                                       18,381,309             $183,813  $3,425,862  $3,609,675    94,500  8,609,761  $ 286,371
------------------------------------------------------------------------------------------------------------------------------------

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

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

In the Black-Scholes Option Price Calculations below, the Company used the following assumptions to estimate fair value: the risk-free interest rate was 5.5%, volatility was 30.00% in 1998, 55.12% in 1999, 48.05% in 2000 and
46.40% in 2001, and the expected life of the options varied from one week to five years. The Company also assumed that no dividends would be paid on common stock.

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

During the fiscal year ended September 30, 2000, the Company's board of directors issued options issued to purchase 67,000 shares of its common stock at $0.50 per share to six retired directors. The options issued to each director were based on years of service and are exercisable from April 15, 2000 to April 15, 2003. The fair value of these options estimated on the grant date using the Black-Scholes Option Price Calculation was $12,750.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

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

TIGRIS FINANCIAL GROUP LTD./ELECTRUM LLC
On December 29, 1999, the Company entered into a stock purchase agreement with Tigris Financial Group Ltd. under which Tigris purchased 1,000,000 shares of the Company's common stock for $100,000, was granted an option until March 28, 2000 to acquire up to an additional 3,500,000 shares of common stock for an exercise price of $0.14 per share, (or $490,000 in the aggregate), and was granted an option to purchase, for $10,000, warrants to buy an additional 6,250,000 shares of the Company's common stock at an exercise price of $0.40 per share. The Company used the Black-Scholes Option Price Calculation effective as of the transaction date and estimated fair values to be $37,524 for the option and $50,062 for the warrants. On March 8, 2000, Tigris assigned its rights under the stock purchase agreement to Electrum LLC, an affiliate.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

Electrum had certain preemptive rights, which were not exercised and have been subsequently terminated. Tigris and Electrum have the right to proportional representation on the Company's board of directors and registration rights for all of the Company's common stock acquired through this agreement held by them.

As of December 31, 2000 and 1999, the Company had warrants outstanding as described representing 8,609,761 and 6,250,000 shares of common stock, respectively.

Following is a summary of the status of the options during the year ended September 30, 2000 and the period ended December 31, 2000:

                                                                                                  Weighted Average
                                                                    Number of Shares                Exercise Price
                                                                  ----------------------        ---------------------
Outstanding at October 1, 1999                                               330,000                     $  0.32
Granted                                                                    9,938,095                        0.12
Exercised                                                                 (9,962,762)                       0.12
Forfeited                                                                          -                           -
Revised                                                                     (127,500)                       0.36
Expired                                                                      (50,000)                       0.35
                                                                  ----------------------        ---------------------
Outstanding at September 30, 2000                                            127,833                     $  0.51
                                                                  ======================        =====================
Options exercisable at September 30, 2000                                    127,833                     $  0.51
                                                                  ======================        =====================


Outstanding at October 1, 2000                                               127,833                       $0.51
Granted                                                                            -                           -
Exercised                                                                    (33,333)                       0.30
Forfeited                                                                          -                           -
Revised                                                                            -                           -
Expired                                                                            -                           -
                                                                   ---------------------        ----------------------
Outstanding at December 31, 2000                                              94,500                       $0.57
                                                                  ======================        =====================
Options exercisable at December 31, 2000                                      94,500                       $0.57
                                                                  ======================        =====================
  EXERCISE DATE
On or before July 19, 2001                                                    15,000                       $0.50
On or before July 19, 2002                                                    12,500                       $1.00
On or before April 14, 2003                                                   67,000                       $0.50


In the subsequent period the Company has issued additional options and warrants. (See Note 13.)

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

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

In December 2000, the Company entered into an agreement with Electrum to provide the right to borrow an additional $250,000. The funds obtained under this agreement bear interest at 8%, and repayment is due on June 30, 2001 or upon the Company's completion of a public or private debt or equity financing. As of December 31, 2000, the Company had borrowed $150,000 under this agreement. The Company borrowed an additional $50,000 under the December 2000 loan agreement in January 2001, and no additional funds are available under the agreement.

The loan agreement provides that if these loans are not repaid by February 1, 2001, the Company is required to grant Electrum warrants to purchase 285,000 shares of the Company's common stock at $1.50 per share exercisable through September 30, 2003. The loans were not repaid by February 1, 2001, and the warrants have been issued. Electrum may also elect to be repaid part or all the total principal and interest outstanding under both loans in "units" of Trend securities, at the rate of one unit per each $1.25 owed. Each unit would consist of one share of common stock and a warrant to purchase one share of common stock at $1.50 per share, exercisable through September 30, 2003. Electrum has agreed that at least $100,000 of the November 2000 loan will be repaid in units. This conversion of debt to equity was not reflected in the financial statements as of December 31, 2000. (See Note 13.)

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

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

The following is a summary of property, equipment, and accumulated depreciation.

                                                                  December 31,                  September 30,
                                                                      2000                           2000
                                                                ------------------            -------------------
         Furniture and Equipment                                    $  51,258                       $  51,288
         Less: Accumulated Depreciation                               (15,568)                        (11,111)
                                                                ------------------            -------------------
                                                                    $  35,690                       $  40,177
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

The Company recognized a charge for other comprehensive loss of $38,314 for the year ended September 30, 2000, and other comprehensive loss for the change in the market value of investments of $10,275 and $16,064 for the periods ended December 31, 2000 and 1999, respectively.

Available-for-sale securities consist of common stock stated at fair value and are summarized as follows:

                                                                  December 31,              September 30,
                            Investment                                2000                      2000
         --------------------------------------------------     ------------------       --------------------
         New Jersey Mining Company                              $   98,820                    $  107,250
                                                                ==================       ====================

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

NOTE 9 - NOTES PAYABLE

Following is a summary of long-term debt at December 31, 2000:

                                                                                       December 31,     September 30,
                                                                                          2000              2000
                                                                                       ------------     -------------
         Note payable to First Security Bank, N.A.
             Interest at 14.99%, secured by vehicle, payable in monthly
             installments of $179 through February 28, 2003                               $ 3,954         $ 4,339

         Note payable to First Security Bank, N.A.
             Interest at 14.99%, secured by vehicle, payable in monthly
             installments of $231 through April 7, 2005                                     8,683           9,042
                                                                                          -------         -------

             Total notes payable                                                           12,637          13,381

             Less:  Current maturities included in current liabilities                     (3,166)         (2,942)
                                                                                          -------         -------
                                                                                          $ 9,471         $10,389
                                                                                          =======         =======

Following are the maturities of long-term debt for the current year and each of the next four years ending on September 30:

         2001                                                 $  2,248
         2002                                                    3,608
         2003                                                    2,884
         2004                                                    2,345
         2005                                                    1,552
                                                                ------
                                                              $ 12,637
                                                              ========

NOTE 10 - INCOME TAXES

At December 31, 2000, the Company has accumulated operating losses approximating $3,000,000. These operating losses may be offset against future taxable income, however there is no assurance that the Company will have income in the future. Accordingly, the potential tax benefit of the net operating loss carryforward is offset by a valuation allowance of the same amount. The Company's ability to utilize these net operating loss carryforwards may be limited by ownership changes.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

During the period ended December 31, 2000, the Company entered into a lease for its executive offices in Coeur d'Alene. The lease has a three-year term with monthly rent of $2,656 in addition to a $2,656 security deposit. The Company has the option to extend the lease for an additional two years at a monthly rent of $2,921. The Company's rent expense reflects a reduction in payments for improvements that were considered to be in lieu of lease expense. Total rents expensed during the period ended December 31, 2000 were $8,001.

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

The minimum lease payments as of December 31, 2000, for the nine months ending September 30, 2001 and for fiscal years 2002 and 2003, are as follows:

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

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

On April 11, 2001, the Company entered into an agreement with Electrum under which the Company may borrow additional funds from Electrum under the terms of December 2000 loan agreement to fund its operating costs if Electrum elects, in its sole discretion, to lend such funds. The funds borrowed under this agreement bear interest at 8%, and repayment is due on the earlier of June 30, 2001 or completion of any private placement of the Company's shares. As of May 15, 2001, $100,000 has been borrowed under this agreement. At Electrum's option, the Company may repay part or all of the principal and interest outstanding under the loan in units as described above.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

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

INTREPID CLAIMS
In March 2001, the Company and the holders of the Intrepid claims agreed to replace the March $10,000 advance royalty payment with a $9,000 payment due May 11, 2001. In connection with this agreement, the Company issued to the holders 3,000 shares of common stock with an aggregate value of $2,400. The May 11 payment has not been made and the Company has requested an extension.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

NOTE 14 - CORRECTIONS OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has made corrections to its financial statements for changes in accounting estimates and policies which are being treated as corrections of errors and estimates, as set forth in the following table.

                     1998                          FORM 10-SB,
                     ----                          AMENDMENT
                                                   NOS. 1 AND        AMENDMENT        AMENDMENT          AMENDMENT
                                                        2              NO. 3            NO. 4              NO. 5
                                                   ------------     ------------    --------------     ---------------
Net Loss                                        $    (80,484)    $   (116,504)   $      (116,504)  $       (119,163)
                                                   ------------     ------------    --------------     ===============
Adjustments to Net Loss:
Organizational Costs Reclassification                (31,520)               -               -
Stock Recording Omission                              (4,500)               -               -
Option Costs (Recorded in Correct Year)                    -                -          (2,659)
                                                   ------------     ------------    --------------
Total Corrections of Errors                          (36,020)               -          (2,659)
                                                   ------------     ------------    --------------

REVISED NET LOSS                                $   (116,504)    $   (116,504)   $   (119,163)
                                                   ============     ============    ==============

                     1999
                     ----
Net Loss                                        $   (415,044)    $   (434,199)   $   (573,545)     $        (716,759)
                                                   ------------     ------------    --------------     ===============
Adjustments to Net Loss:
Mineral Property Expense                             (14,529)               -               -
Accrued Expenses Increase                            (14,470)               -               -
Common Stock Issuance Duplication                     11,503                -               -
Option Issuance Fair Value Calculation                (2,659)               -              2,659
Miscellaneous Income                                   1,000                -               -
Lake Owen Option Expenses                                  -                -           (145,873)
                                                   ------------     ------------    --------------
Total Corrections of Errors                          (19,155)               -           (143,214)
                                                   ------------     ------------    --------------
Total Corrections of Estimates  - FMV
Adjustments                                                -         (139,346)              -
                                                   ------------     ------------    --------------

REVISED NET LOSS                                  $ (434,199)    $   (573,545)   $      (716,759)
                                                   ============     ============    ==============

LOSS PER SHARE AS PREVIOUSLY REPORTED                                                                   $      (0.13)
CORRECTIONS TO LOSS PER SHARE                                                                                  (0.10)
                                                                                                       ---------------
REVISED LOSS PER SHARE                                                                                  $      (0.23)
                                                                                                       ===============

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

NOTE 14 - CORRECTIONS OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

                                                                                                        AMENDMENT
                                                                                     AMENDMENT            NO. 5,
                                                                                       NO. 4,          FORM 10-KSB/
                                                                                   FORM 10-KSB/A1         A2 AND
                                                                                        AND            FORM 10-QSB/
                                                                   FORM 10-KSB     FORM 10-QSB/A1           A2
                                                                   ------------    ---------------    ---------------
                             2000
                            ------
Net Loss                                                        $  (1,847,259) $       (2,184,439)    $   (2,186,541)
                                                                   ------------    ---------------    ===============
Adjustments to Net Loss:
Intrepid Claims Expense (Original Value)                                    -             (35,800)
Financing Expense - Modification of Stock Purchase Agreement                -             (14,641)
Silver Strand - Prior Period Expense  & Writeoff                            -             123,753
                                                                   ------------    ---------------
Total Corrections of Errors                                                 -              73,312
                                                                   ------------    ---------------
FMV adjustments - Stock Issuances                                    (337,180)            (59,000)
Compensation Expense - Options                                              -              (4,414)
Mineral Property Expense - Warrants
                                                                            -             (12,000)
                                                                   ------------    ---------------
Total Corrections of Estimates                                       (337,180)            (75,414)
                                                                   ------------    ---------------
REVISED NET LOSS                                                $  (2,184,439)  $      (2,186,541)
                                                                   ============    ===============
LOSS PER SHARE AS PREVIOUSLY REPORTED                                                                 $        (0.18)
CORRECTIONS TO LOSS PER SHARE                                                                                  (0.03)
                                                                                                      ---------------
REVISED LOSS PER SHARE                                                                                $        (0.21)
                                                                                                      ===============

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

NOTE 15 - CORRECTIONS OF ESTIMATES IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company changed its method of determining the fair market value of certain stock issuances. The change in the fair market value of option and warrant issuances largely results from a change in certain Black-Scholes parameters utilized in calculating option values. The effect of these changes on the years ended September 30, 2000 and 1999 were as follows:

                                                                  FOR YEAR ENDED SEPT. 30
                                                                  -----------------------
                                                                   2000             1999
                                                                   ----             ----
Value of stock issued:
Services and associated expenses                                $ 255,660         $104,820
Compensation                                                       63,520           34,526
Mineral property expense                                           59,000                -
Investments correction in value                                    40,000                -
                                                              -----------  ---------------
Change in valuation of common stock issued                      $ 418,180         $139,346
                                                              -----------  ---------------
Value of options and warrants issued:

Value of options issued as compensation                        $    4,414    $           -
Value of warrants issued for modification
  of terms of agreement
  (Mineral property expense)                                       30,000                -
                                                                ---------   --------------
Change in fair value of options and warrants                     $ 34,414    $           -
                                                                 --------    -------------

Total corrections in value                                       $452,594         $139,346

Less: Correction in investment                                     40,000                -
                                                                ---------   --------------
Increase in net loss and accumulated deficit
  from the Exploration Stage                                     $412,594         $139,346
                                                                 ========         ========


The information below summarizes the effect on net loss and loss per share as a result of the corrections of errors (Note 14) and corrections of estimates (Note
15).

Net loss as previously reported             $ (1,847,259)     $  (415,044)
Correction of errors                               73,312        (162,369)
Correction of estimates                       (  412,594)        (139,346)
                                              -----------        ---------
Net loss as corrected                       $ (2,186,541)      $ (716,759)
                                            =============      ===========

Loss per share as previously reported            $ (0.18)         $ (0.13)
Corrections                                        (0.03)           (0.10)
                                                 --------         --------
Loss per share as corrected                      $ (0.21)         $ (0.23)
                                                 ========         ========

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

For the quarters ended December 31, 2000 and December 31, 1999, the subsequent changes in estimates of the fair market value for common stock and warrant issuances resulted in the following changes.

                                                                               2000                1999
                                                                           --------------     ----------------
Services                                                                      $ 64,321            $ 73,588
Compensation                                                                       874               2,634
                                                                           --------------     ----------------
Change in common stock and accumulated deficit                                $ 65,195            $ 76,222
                                                                           ==============     ================

The financial statement disclosures and the notes thereto have been corrected to show an increase in accumulated deficit from the exploration stage and net loss of $65,195 and $76,222, respectively, for the quarters ended December 31, 2000 and 1999. These changes result in no appreciable change to loss per share for the quarter ended December 31, 2000, and an increase from $0.02 to $0.03 in the loss per share for the quarter ended December 31, 1999.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)     Exhibits

The following Exhibit is filed herewith.

EXHIBIT
NO.           DESCRIPTION OF EXHIBITS
------        -----------------------
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

                              TREND MINING COMPANY

Dated:  May 23, 2001        By:     /s/ KURT J. HOFFMAN
                                --------------------------------------
                                 Kurt J. Hoffman
                                 President and Chief Executive Officer
                                 (PRINCIPAL EXECUTIVE OFFICER)

                                  EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION
-----------        --------------
23.1               Consent of Williams & Webster, P.S., dated May 21,
                   2001.