Form 10QSB/A
period 2001-03-31
TREND MINING CO
filed 2001-05-25
CIK 1115954

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

                                EXPLANATORY NOTE

     This Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2001 (the "Report") is being filed solely to amend Item 1.

     In Note 13 to the Financial Statements, "Subsequent Events," disclosure has been added regarding $100,000 borrowed under the April 11, 2001 Electrum loan agreement, which disclosure was inadvertently omitted from this Note in the previous filing.

     Other minor typographical and grammatical changes were made to the Notes to Financial Statements.

     This Form 10-QSB/A constitutes Amendment No. 1 to the Report.

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



Williams & Webster, P.S.
CERTIFIED PUBLIC ACCOUNTANTS
Spokane, Washington

May 17, 2001

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS

                                                          MARCH 31,    SEPTEMBER 30,
                                                            2001          2000
                                                        (UNAUDITED)
                                                        -----------    -----------
ASSETS

CURRENT ASSETS
      Cash ..........................................   $     6,155    $   102,155
      Prepaid expenses ..............................          --            1,725
      Equipment held for resale .....................         4,000          4,000
                                                        -----------    -----------
            Total Current Assets ....................        10,155        107,880
                                                        -----------    -----------

MINERAL PROPERTIES ..................................          --             --
                                                        -----------    -----------

PROPERTY AND EQUIPMENT, net of depreciation .........        31,203         40,177
                                                        -----------    -----------

OTHER ASSETS
      Investments ...................................          --          107,250
                                                        -----------    -----------

TOTAL ASSETS ........................................   $    41,358    $   255,307
                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
      Accounts payable ..............................   $   821,212    $   325,186
      Accounts payable to directors and officers ....        48,818         11,100
      Accrued expenses ..............................         9,962         17,489
      Accrued interest payable ......................         7,538           --
      Note payable to stockholder ...................       385,000           --
      Current portion of long-term debt .............         3,150          2,992
                                                        -----------    -----------
            Total Current Liabilities ...............     1,275,680        356,767
                                                        -----------    -----------

LONG-TERM DEBT, net of current portion ..............         8,851         10,389
                                                        -----------    -----------

COMMITMENTS AND CONTINGENCIES .......................          --             --
                                                        -----------    -----------

STOCKHOLDERS' EQUITY(DEFICIT)
      Preferred stock, $0.01 par value, 20,000,000
            shares authorized; 1 and no shares
            issued and outstanding, respectively ....          --             --
      Common stock, $0.01 par value, 100,000,000
            shares authorized; 18,565,803 and
            18,232,776 shares issued and outstanding,
            respectively ............................       185,658        182,327
      Additional Paid-in Capital ....................     3,600,161      3,296,898
      Stock options and warrants ....................     1,338,410        118,920
      Pre-exploration stage accumulated deficit .....      (558,504)      (558,504)
      Accumulated deficit during exploration stage ..    (5,808,898)    (3,151,077)
      Accumulated other comprehensive income ........          --             (413)
                                                        -----------    -----------
            TOTAL STOCKHOLDERS' EQUITY(DEFICIT) .....    (1,243,173)      (111,849)
                                                        -----------    -----------

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY(DEFICIT) .................   $    41,358    $   255,307
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
                                                  ===========    ===========    ===========   ===========    ===========



                                                     OTHER
                                                 COMPREHENSIVE
                                                     INCOME           TOTAL
                                                 -------------    -----------
Balance, October 1, 1999                          $    37,901    $    22,983

Common stock and option issuances as follows:
    - for employee, officer and director
        compensation at an average of
        $0.61 per share                                  --          158,580
    - for officers' and directors'
       compensation at an average of
       $1.19 per share                                   --           13,730
    - for consulting services at an
        average of $0.47 per share                       --          251,635
    - for mineral property at $0.89 per
        share                                            --           89,000
    - for investments at $0.33 per share                 --           66,000
    - for cash at $0.07 per share                        --           33,531
    - for cash, options and warrants at
        $0.01 per share                                  --          100,000
    - for incentive fees at $0.33 per
        share                                            --           21,544
    - for deferred mineral property option
        costs at $0.13 per share                         --           16,242
    - for modification of stockholder agreement
        at $0.60 per share                               --          150,000
    - for modification of stockholder
        agreement                                        --           14,641
      from exercise of options at
        $0.12 per share                                  --        1,165,120

Cash received for the issuance of common stock
  warrants for 7,979,761 shares of
  stock                                                  --           10,000

Miscellaneous common stock adjustments                   --             --

Net loss for the year ended
  September 30, 2000                                     --       (2,186,541)

Other comprehensive loss                              (38,314)       (38,314)
                                                  -----------    -----------

Balance, September 30, 2000                       $      (413)   $  (111,849)
                                                  -----------    -----------

Common stock and option issuances as follows:
    - for cash of $1.00 per share                        --          192,000
    - for cash and consulting services
       from options for $0.39 per share                  --           10,000
    - for consulting services at $1.15 per share         --           11,500
    - for officer and employee
        compensation at $1.13 per share                  --            5,880
    - for payment of accrued officer's
        compensation at $1.35 per share                  --           13,500
    - for consulting services at $1.01
        per share                                        --            4,554
    - for directors' compensation at
        $0.85 per share                                  --           63,750
    - for modification of contract at
        $0.78 per share                                  --            2,340

Options issued to officers, directors and
  employees                                              --          354,000

Warrant issuances as follows:
    - Warrants issued for consulting
        services                                                     170,251
    - Warrants issued for loan agreements
                                                         --           89,981
    - Extension of exercise period on
        outstanding warrants                                         608,058

Net loss for the six month period ended
  March 31, 2001 (unaudited)                             --       (2,657,821)

Other comprehensive loss                                  413            413
                                                  -----------    -----------
Balance, March 31, 2001 (unaudited)               $      --      $(1,243,173)
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

              See accompanying notes and accountant's review report

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                   PERIOD FROM
                                                                                    OCTOBER 1,
                                                                                      1996
                                                                                  (INCEPTION OF
                                                        SIX MONTHS ENDED           EXPLORATION
                                                    -------------------------       STAGE) TO
                                                     MARCH 31,     MARCH 31,        MARCH 31,
                                                       2001         2000              2001
                                                    (UNAUDITED)   (UNAUDITED)      (UNAUDITED)
                                                    ------------  -----------     -------------
Cash flows from operating activities:
   Net loss                                        $(2,657,821)   $  (637,376)   $(5,808,898)
   Adjustments to reconcile net income (loss) to
    net cash used by operating activities:
     Depreciation                                        8,974            875         20,085
     Loss (gain) on investment sales                    78,033         (5,420)        81,880
     Loss on disposition and impairment of
     assets                                               --             --          188,226
     Common stock issued for services
       and expenses                                     13,840        141,171        498,054
     Common stock and options issued as
     compensation                                      429,884          1,380        684,345
     Stock options and warrants issued for
     financing activities                              698,039           --          715,339
     Common stock and warrants issued to
     acquire mineral property options                       --           --          344,873
     Warrants issued for consulting fees               170,521           --          170,521
     Common stock issued for incentive fees               --           21,544         21,544
   Changes in assets and liabilities:
       Accounts receivable                                --            1,000           --
       Related party receivable                           --           (3,056)          --
       Inventory                                          --             --            3,805
       Prepaid expenses                                  1,725           --             --
       Accounts payable                                535,702        115,863        859,767
       Accrued expenses                                 (1,947)         7,941         17,500
                                                   -----------    -----------    -----------
   Net cash used in operating activities              (723,050)      (356,078)    (2,202,959)
                                                   -----------    -----------    -----------

Cash flows from investing activities:
       Payment of deposit                                 --           (1,000)        (1,000)
       Return of deposit                                  --             --            1,000
       Proceeds from sale of equipment                    --             --           33,926
       Proceeds from sale of mineral property             --             --           20,000
       Purchase of furniture and equipment                --          (34,037)       (37,195)
       Payments for mineral properties and
       acquisition costs                                  --             --             --
       Proceeds from investments sold                   41,430         36,687        112,717
                                                   -----------    -----------    -----------
   Net cash provided by investing activities            41,430          2,650        129,448
                                                   -----------    -----------    -----------

Cash flows from financing activities:
       Payments on notes payable and short term
       borrowings                                       (1,380)       (10,115)        (4,092)
       Sale of warrants for common stock                  --             --           10,000
       Proceeds from short-term borrowings             385,000         14,830        427,000
       Sale of common stock, subscriptions
       and exercise of options                         202,000        602,500      1,643,151
                                                   -----------    -----------    -----------
   Net cash provided by financing activities           585,620        607,215      2,076,059
                                                   -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                        (96,000)       253,787          2,548

CASH, BEGINNING OF THE PERIOD                          102,155          8,998          3,607
                                                   -----------    -----------    -----------

CASH, END OF THE PERIOD                            $     6,155    $   262,785    $     6,155
                                                   ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid                                   $       559    $      --      $     2,210

   Taxes paid                                      $      --      $      --      $      --

NON-CASH FINANCING ACTIVITIES:
   Common stock and warrants issued to acquire
    mineral property options                       $      --      $      --      $   344,873
   Common stock issued to acquire mineral
   property                                        $      --      $      --      $    75,000
   Common stock issued for acquisition of
    mining equipment                               $      --      $      --      $   180,000
   Common stock issued for services and expenses   $    13,840    $   141,171    $   495,714
   Common stock issued for investment              $      --      $      --      $    67,000
   Common stock issued for debt                    $      --      $      --      $    40,842
   Common stock issued to pay accrued fees         $    11,800    $      --      $    11,800
   Deferred acquisition costs on mining property   $      --      $      --      $    46,242
   Stock options  and warrants issued for
   financing activities                            $   698,039    $      --      $   715,339
   Warrants issued for consulting fees             $   170,521    $      --      $   170,521
   Common stock issued for incentive fees          $      --      $    21,544    $    21,544
   Common stock and options issued as
   compensation                                    $   429,884    $     1,380    $   684,345
   Purchase of equipment with financing
   agreement                                       $      --      $      --      $    14,093
   Investments received for mineral property       $      --      $      --      $     5,000

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

The Company had outstanding options and warrants representing 10,239,261 shares and 11,171,333 shares, respectively, as of March 31, 2001 and 2000. As of March 31, 2001, the Company also has convertible debt instruments which, if converted, would increase outstanding common stock by 308,000 shares and outstanding warrants by 308,000 shares. Interest accrued on these notes for the six months ended March 31, 2001 was $7,538. All of these options, warrants and convertible debt have been excluded from the calculation of diluted loss per share as they would be antidilutive.

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

OPTION AND WARRANT FAIR VALUE CALCULATIONS
The Company utilizes the Black-Scholes valuation model to calculate the fair value of options and warrants issued for financing, acquisition, compensation and payment for services purposes. The parameters used in such valuations include a risk free rate of 5.5%, the assumption that no dividends are paid, exercise periods ranging from 1 week to 5.5 years, depending upon the terms of the instrument issued, and a volatility factor calculated annually based on estimates of expected volatility, as per SFAS No. 123. The Company used its historic volatility data to develop the 1998 estimate of 30.00%, consistent with its limited public trading in 1998. The volatility estimates for 1999, 2000 and 2001 reflect an average of Company data and volatility factors reported by two other mining companies at comparable stages in their respective public trading histories, resulting in expected volatilities of 55.12% in 1999, 48.05% in 2000 and 46.40% in 2001.

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

In the Black-Scholes Option Price Calculations below, the Company used the following assumptions to estimate fair value: the risk-free interest rate was 5.5%, volatility was 30.00% in 1998, 55.12% in 1999, 48.05% in 2000 and
46.40% in 2001, and the expected life of the options and warrants varied from one week to 5.5 years. The Company also assumed that no dividends would be paid on common stock.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

In March 2001, the Company and the claim holders agreed to replace the March $10,000 advance royalty payment with a $9,000 payment due May 11, 2001. In connection with this agreement, the Company issued to the claim holders 3,000 shares of common stock with an aggregate value of $2,340. The May 11 payment has not been made and the Company has requested an extension.

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

                                                        FORM
                                                        10-SB,
                                                      AMENDMENT      AMENDMENT      AMENDMENT       AMENDMENT
                                                    NOS. 1 AND 2       NO. 3          NO. 4           NO. 5
                                                    ------------    ------------    ----------     ----------
                  1998
Net Loss                                              $ (80,484)     $(116,504)     $(116,504)     $(119,163)
                                                      ---------      ---------      ---------      =========
Adjustments to Net Loss:
Organizational Costs Reclassification                   (31,520)          --             --
Stock Recording Omission                                 (4,500)          --             --
Option Costs (Recorded in Correct Year)                    --             --           (2,659)
                                                      ---------      ---------      ---------
Total Corrections of Errors                             (36,020)          --           (2,659)
                                                      ---------      ---------      ---------
REVISED NET LOSS                                      $(116,504)     $(116,504)     $(119,163)
                                                      =========      =========      =========


                1999

Net Loss                                              $(415,044)     $(434,199)     $(573,545)     $(716,759)
                                                      ---------      ---------      ---------      =========
Adjustments to Net Loss:
Mineral Property Expense                                (14,529)          --             --
Accrued Expenses Increase                               (14,470)          --             --
Common Stock Issuance Duplication                        11,503           --             --
Option Issuance Fair Value Calculation                   (2,659)          --            2,659
Miscellaneous Income                                      1,000           --             --
Lake Owen Option Expenses                                  --             --         (145,873)
                                                      ---------      ---------      ---------
Total Corrections of Errors                             (19,155)          --         (143,214)
                                                      ---------      ---------      ---------
Total Corrections of Estimates  - FMV Adjustments          --         (139,346)          --
                                                      ---------      ---------      ---------
REVISED NET LOSS                                      $(434,199)     $(573,545)     $(716,759)
                                                      =========      =========      =========
LOSS PER SHARE AS PREVIOUSLY REPORTED                                                              $   (0.13)
CORRECTIONS TO LOSS PER SHARE                                                                          (0.10)
                                                                                                   ---------
REVISED LOSS PER SHARE                                                                             $   (0.23)
                                                                                                   =========

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 14 - CORRECTIONS OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

                                                                                  AMENDMENT         AMENDMENT
                                                                                    NO. 4,            NO. 5,
                                                                                 FORM 10-KSB/A1    FORM 10-KSB/
                                                                                      AND             A2 AND
                                                                 FORM 10-KSB     FORM 10-QSB/A1    FORM 10-QSB/
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