Form 10QSB
period 2001-06-30
TREND MINING CO
filed 2001-08-14
CIK 1115954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

There were 18,617,770 shares of the Registrant's no par value common stock outstanding as of August 13, 2001.

Transitional  Small  Business  Disclosure:    Yes  / /          No  /X/

PART  1
ITEM  1.  FINANCIAL  STATEMENTS




The  Board  of  Directors
Trend  Mining  Company
(Formerly  Silver  Trend  Mining  Company)
Coeur  d'Alene,  Idaho


                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------


We have reviewed the accompanying balance sheet of Trend Mining Company (formerly Silver Trend Mining Company) (an exploration stage company) as of June 30, 2001 and the related statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the nine months ended June 30, 2001 and 2000, and for the period from October 1, 1996 (inception of exploration stage) to June 30, 2001. All information included in these financial statements is the representation of the management of Trend Mining Company.

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

The financial statements for the year ended September 30, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated December 15, 2000 and May 17, 2001. We have not performed any auditing procedures since those dates.

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



Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington

August  10,  2001

                                TREND MINING COMPANY
                       (FORMERLY SILVER TREND MINING COMPANY)
                           (AN EXPLORATION STAGE COMPANY)
                                   BALANCE SHEETS


                                                      June 30,        September 30,
                                                        2001              2000
                                                    (Unaudited)
                                                 -----------------  ---------------
ASSETS
CURRENT ASSETS
  Cash                                           $          3,628   $      102,155
  Prepaid expenses                                              -            1,725
  Equipment held for resale                                 4,000            4,000
                                                 -----------------  ---------------
    Total Current Assets                                    7,628          107,880
                                                 -----------------  ---------------

MINERAL PROPERTIES                                              -                -
                                                 -----------------  ---------------

PROPERTY AND EQUIPMENT, net of depreciation                26,716           40,177
                                                 -----------------  ---------------

OTHER ASSETS
  Investments                                                   -          107,250
                                                 -----------------  ---------------


TOTAL ASSETS                                     $         34,344   $      255,307
                                                 =================  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
  Accounts payable                               $      1,029,372   $      323,228
  Accounts payable to directors and officers               83,798           11,100
  Accrued expenses                                         29,591           17,489
  Accured interest payable                                 16,059            1,958
  Note payable to stockholder                             535,000                -
  Current portion of long-term debt                         3,308            2,992
                                                 -----------------  ---------------
    Total Current Liabilities                           1,697,128          356,767
                                                 -----------------  ---------------

LONG-TERM DEBT, net of current portion                      7,943           10,389
                                                 -----------------  ---------------

COMMITMENTS AND CONTINGENCIES                                   -                -
                                                 -----------------  ---------------

STOCKHOLDERS' EQUITY(DEFICIT)
  Preferred stock,  .01 par value, 20,000,000
    shares authorized; 1 and none shares
    issued and outstanding, respectively                        -                -
  Common stock,  .01 par value, 100,000,000
    shares authorized; 18,565,803 and
    18,232,776 shares issued and outstanding,
    respectively                                          185,727          182,328
  Additional paid-in capital                            3,601,677        3,292,635
  Stock options and warrants                            1,342,672          123,182
  Pre-exploration stage accumulated deficit              (558,504)        (558,504)
  Accumulated deficit during exploration stage         (6,242,299)      (3,151,077)
  Accumulated other comprehensive income (loss)                 -             (413)
                                                 -----------------  ---------------
    TOTAL STOCKHOLDERS' EQUITY(DEFICIT)                (1,670,727)        (111,849)
                                                 -----------------  ---------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY(DEFICIT)                  $         34,344   $      255,307
                                                 =================  ===============


                  See accompanying notes and accountant's review report.

                                                 TREND MINING COMPANY
                                        (FORMERLY SILVER TREND MINING COMPANY)
                                            (AN EXPLORATION STAGE COMPANY)
                                   STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                                 Period from
                                                                                               October 1, 1996
                                                                                                (Inception of
                                              Three Months Ended         Nine Months Ended       Exploration
                                         --------------------------  --------------------------   Stage) to
                                           June 30,      June 30,       June 30,     June 30,      June 30,
                                             2001          2000          2001          2000         2001
                                         (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                         ------------  ------------  ------------  ------------  ------------
REVENUES                                 $          -  $         -             -             -             -
                                         ------------  ------------  ------------  ------------  ------------
EXPENSES
  Mineral property expense                     25,838      409,238       247,988       584,232     1,727,802
  General and administrative                  125,542       79,713       812,607       347,142     1,446,006
  Officers and directors compensation          79,738       84,752       680,532       207,266     1,076,590
  Legal and professional                      184,403       34,605       539,669       111,843       924,349
  Depreciation                                  4,487        3,105        13,461         3,980        24,572
                                         ------------  ------------  ------------  ------------  ------------
    Total Expenses                            420,008      611,413     2,294,257     1,254,463     5,199,319
                                         ------------  ------------  ------------  ------------  ------------

OPERATING LOSS                               (420,008)    (611,413)   (2,294,257)   (1,254,463)   (5,199,319)
                                         ------------  ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE)
  Dividend and interest income                    16           773           244           927         6,583
  Loss on disposition and impairment
    of assets                                      -             -             -             -      (188,226)
  Gain (loss) on investment sales                  -             -       (78,033)        5,420       (76,724)
  Financing expense                                -       (36,185)     (698,039)      (36,185)     (768,403)
  Interest expense                           (13,545)         (618)      (21,273)         (618)      (22,924)
  Miscellaneous income                           136             -           136           100         6,714
                                         ------------  ------------  ------------  ------------  ------------
    Total Other Income (Expense)             (13,393)      (36,030)     (796,965)      (30,356)   (1,042,980)
                                         ------------  ------------  ------------  ------------  ------------

INCOME TAXES                                       -             -             -             -             -

NET LOSS                                    (433,401)     (647,443)   (3,091,222)   (1,284,819)   (6,242,299)
                                         ------------  ------------  ------------  ------------  ------------

OTHER COMPREHENSIVE LOSS
  Change in market value of investments            -        21,750           413        27,436             -
                                         ------------  ------------  ------------  ------------  ------------

NET COMPREHENSIVE LOSS                   $  (433,401)  $  (625,693)  $(3,090,809)  $(1,257,383)  $ 6,242,299
                                         ============  ============  ============  ============  ============


BASIC AND DILUTED NET LOSS PER SHARE     $     (0.02)  $     (0.06)  $     (0.17)  $     (0.17)        (0.52)
                                         ============  ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING               18,387,661    10,829,671    18,454,459     7,628,199    11,919,983
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

                                                     TREND MINING COMPANY
                                            (FORMERLY SILVER TREND MINING COMPANY)
                                                (AN EXPLORATION STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)


                                                              Common  Stock
                                                           --------------------   Additional        Stock
                                                            Number                  Paid-in      Options and    Accumulated
                                                           of Shares   Amount       Capital        Warrents       Deficit
                                                           ---------  ---------  -------------  -------------  --------------
Balance, October 1, 1996                                   1,754,242  $  17,542  $     663,218              -  $    (558,504)

Common stock issuances as follows:
  - for cash at $0.50 per share                              200,000      2,000         98,000              -              -
  - for payment of liabilities and expenses at $0.50
      per share                                               45,511        455         22,301              -              -

Net loss for the year ended September 30, 1997                     -          -              -              -       (128,614)
                                                           ---------  ---------  -------------  -------------  --------------

Balance, September 30, 1997                                1,999,753     19,997        783,519              -       (687,118)

Issuance of common stock as follows:
  - for mineral property at $0.50 per share                  150,000      1,500         73,500              -              -
  - for lease termination at $0.50 per share                  12,000        120          5,880              -              -
  - for debt at $0.50 per share                               80,000        800         39,200              -              -
  - for cash at $0.20 per share                                7,500         75          1,425              -              -
  - for compensation at $0.50 per share                        9,000         90          4,410              -              -

Issuance of stock options for financing activities                 -          -              -          2,659              -

Net loss for the year ended September 30, 1998                     -          -              -              -       (119,163)

Change in market value of investments                              -          -              -              -              -
                                                           ---------  ---------  -------------  -------------  --------------

Balance, September 30, 1998                                2,258,253     22,582        907,934          2,659       (806,281)

Common stock issuances as follows:
  - for cash at an average of $0.07 per share                555,000      5,550         35,450              -              -
  - for prepaid expenses at $0.33 per share                   50,000        500         16,000              -              -
  - for consulting services at an average of                       -
      $0.20 per share                                        839,122      8,391        158,761              -              -
  - for mineral property at $0.13 per share                  715,996      7,160         82,471              -              -
  - for officers' compensation at an average of                    -
      $0.24 per share                                        300,430      3,004         70,522              -              -
  - for debt,  investment and expenses at $0.30 per share      9,210         92          2,671              -              -
  - for directors' compensation at an average of                   -
      $0.25 per share                                         16,500        165          3,960              -              -
  - for rent at $0.25 per share                                1,000         10            240              -              -
  - for equipment at $0.30 per share                         600,000      6,000        174,000              -              -

Net loss for the year ended  September 30, 1999                    -          -              -              -       (716,759)

Other comprehensive loss                                           -          -              -              -              -
                                                           ---------  ---------  -------------  -------------  --------------

Balance, September 30, 1999                                5,345,511  $  53,454  $   1,452,008          2,659  $  (1,523,040)
                                                           ---------  ---------  -------------  -------------  --------------


                                                               Other
                                                           Comprehensive
                                                              Income          Total
                                                           ------------  -------------
Balance, October 1, 1996                                   $         -   $    122,256

Common stock issuances as follows:
  - for cash at $0.50 per share                                      -        100,000
  - for payment of liabilities and expenses at $0.50
      per share                                                      -         22,756

Net loss for the year ended September 30, 1997                       -       (128,614)
                                                           ------------  -------------

Balance, September 30, 1997                                          -        116,398

Issuance of common stock as follows:
  - for mineral property at $0.50 per share                          -         75,000
  - for lease termination at $0.50 per share                         -          6,000
  - for debt at $0.50 per share                                      -         40,000
  - for cash at $0.20 per share                                      -          1,500
  - for compensation at $0.50 per share                              -          4,500

Issuance of stock options for financing activities                   -          2,659

Net loss for the year ended September 30, 1998                       -       (119,163)

Change in market value of investments                          117,080        117,080
                                                           ------------  -------------

Balance, September 30, 1998                                    117,080        243,974

Common stock issuances as follows:
  - for cash at an average of $0.07 per share                        -         41,000
  - for prepaid expenses at $0.33 per share                          -         16,500
  - for consulting services at an average of
      $0.20 per share                                                -        167,152
  - for mineral property at $0.13 per share                          -         89,631
  - for officers' compensation at an average of
      $0.24 per share                                                -         73,526
  - for debt,  investment and expenses at $0.30 per share            -          2,763
  - for directors' compensation at an average of
      $0.25 per share                                                -          4,125
  - for rent at $0.25 per share                                      -            250
  - for equipment at $0.30 per share                                 -        180,000

Net loss for the year ended  September 30, 1999                      -       (716,759)

Other comprehensive loss                                       (79,179)       (79,179)
                                                           ------------  -------------

Balance, September 30, 1999                                $    37,901   $     22,983
                                                           ------------  -------------


                  See accompanying notes and accountant's review report.

                                       (FORMERLY SILVER TREND MINING COMPANY)
                                           (AN EXPLORATION STAGE COMPANY)
                                     STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)

                                                               Common Stock
                                                          -------------------------    Additional        Stock
                                                            Number                      Paid-in       Options  and
                                                           of Shares      Amount        Capital         Warrants
                                                          -----------  ------------  --------------  ---------------
Balance, October 1, 1999                                   5,345,511   $     53,454  $    1,452,008  $        2,659

Common stock and option issuances as follows:
  - for employee, officer and director
      compensation at an average of
      $0.61 per share                                        231,361          2,314         140,446          15,820
  - for officers' and directors' compensation
      at an average of $1.19 per share                        11,500            115          13,615               -
  - for services at an average of $0.47 per share            530,177          5,302         246,333               -
  - for mineral property at $0.89 per share                  100,000          1,000          88,000               -
  - for investments at $0.33 per share                       200,000          2,000          64,000               -
  - for cash at $0.08 per share                              456,247          4,562          28,969          33,531
  - for cash, options and warrants                           100,000         10,000           2,414          87,586
  - for incentive fees at $0.33 per share                     65,285            653          20,891               -
  - for deferred mineral property acquisition
      costs at $0.13 per share                               129,938          1,299          14,943               -
  - for modification of stockholder agreement
      at $0.60 per share                                     200,000          2,000         118,000          30,000
  - for modification of stockholder agreement                      -              -               -          14,641
  - from exercise of options at $0.12 per share            9,962,762         99,628       1,103,016         (37,524)

Cash received for the issuance of common stock                     -
    warrants for 7,979,761 shares of stock                         -              -               -          10,000

Miscellaneous common stock adjustments                            (5)             -               -               -

Net loss for the year ended  September 30, 2000                    -              -               -               -

Other comprehensive income                                         -              -               -               -
                                                          -----------  ------------  --------------  ---------------

Balance, September 30, 2000                               18,232,776        182,327       3,292,635         132,182

Common stock and option issuances as follows:
  - for cash of $1.00 per share                              192,000          1,920         190,080               -
  - for cash and consulting services from
      options for $0.39 per share                             33,333            333          12,737          (3,070)
  - for services at $1.15 per share                           10,000            100          11,400               -
  - for officer and employee compensation at
      $1.13 per share                                          5,200             52           5,828               -
  - for payment of accrued officer's compensation
      at $1.35 per share                                      10,000            100          13,400               -
  - for consulting services at $0.99 per share                 5,461             55           5,347               -
  - for directors' compensation at $0.85 per share            75,000            750          63,000               -
  - for modification of contract at $0.78 per share            3,000             30           2,310               -
  - for interest payment on contract at $0.83 per share        5,000             50           4,100               -
  - for mineral property expenses at $0.85 per share           1,000             10             840               -

Options issued to officers, directors and employees                -              -               -         354,000

Warrants issued as follows:
  - warrants issued for consulting services                        -              -               -         170,521
  - warrants issued for loan agreements                            -              -               -          89,981
  - extension of exercise period on outstanding
      warrants                                                     -              -               -         608,058

Net loss for the nine month period ended June 30,
  2001 (unaudited)                                                 -              -               -               -

Other comprehensive loss                                           -              -               -               -
                                                          -----------  ------------  --------------  ---------------

Balance, June 30, 2001 (unaudited)                        18,572,770   $    185,727  $    3,601,677  $    1,342,672
                                                          ===========  ============  ==============  ===============


                                                                                 Other
                                                            Accumulated      Comprehensive
                                                              Deficit            Income            Total
                                                          ---------------  ------------------  ---------------
Balance, October 1, 1999                                  $   (1,523,040)  $          37,901   $       22,982

Common stock and option issuances as follows:
  - for employee, officer and director
      compensation at an average of
      $0.61 per share                                                  -                   -          158,580
  - for officers' and directors' compensation
      at an average of $1.19 per share                                 -                   -           13,730
  - for services at an average of $0.47 per share                      -                   -          251,635
  - for mineral property at $0.89 per share                            -                   -           89,000
  - for investments at $0.33 per share                                 -                   -           66,000
  - for cash at  per share
  - for cash, options and warrants                               100,000
  - for incentive fees at $0.33 per share                              -                   -           21,544
  - for deferred mineral property acquisition
      costs at $0.13 per share                                         -                   -           16,242
  - for modification of stockholder agreement
      at $0.60 per share                                               -                   -          150,000
  - for modification of stockholder agreement                          -                   -           14,641
  - from exercise of options at $0.12 per share                        -                   -        1,165,120

Cash received for the issuance of common stock
    warrants for 7,979,761 shares of stock                             -                   -           10,000

Miscellaneous common stock adjustments                                 -                   -                -

Net loss for the year ended  September 30, 2000               (2,186,541)                  -       (2,186,541)

Other comprehensive income                                             -             (38,314)         (38,314)
                                                          ---------------  ------------------  ---------------

Balance, September 30, 2000                                   (3,709,581)               (413)        (111,850)

Common stock and option issuances as follows:
  - for cash of $1.00 per share                                        -                   -          192,000
  - for cash and consulting services from
      options for $0.39 per share                                      -                   -           10,000
  - for services at $1.15 per share                                    -                   -           11,500
  - for officer and employee compensation at
      $1.13 per share                                                  -                   -            5,880
  - for payment of accrued officer's compensation
      at $1.35 per share                                               -                   -           13,500
  - for consulting services at $0.99 per share                         -                   -            5,402
  - for directors' compensation at $0.85 per share                     -                   -           63,750
  - for modification of contract at $0.78 per share                    -                   -            2,340
  - for interest payment on contract at $0.83 per share                -                   -            4,150
  - for mineral property expenses at $0.85 per share                   -                   -              850

Options issued to officers, directors and employees                    -                   -          354,000

Warrants issued as follows:
  - warrants issued for consulting services                            -                   -          170,521
  - warrants issued for loan agreements                                -                   -           89,981
  - extension of exercise period on outstanding
      warrants                                                         -                   -          608,058

Net loss for the nine month period ended June 30,
  2001 (unaudited)                                            (3,091,222)                  -       (3,091,222)

Other comprehensive loss                                               -                 413              413
                                                          ---------------  ------------------  ---------------

Balance, June 30, 2001 (unaudited)                        $   (6,800,803)  $               -   $   (1,670,727)
                                                          ===============  ==================  ===============


                  See accompanying notes and accountant's review report.

                                             (FORMERLY SILVER TREND MINING COMPANY)
                                                 (AN EXPLORATION STAGE COMPANY)
                                                    STATEMENTS OF CASH FLOWS
                                                                                                             Period from
                                                                                                           Ocotber 1, 1996
                                                                                                            (Inception of
                                                                              Nine Months Ended              Exploration
                                                                    -------------------------------------     Stage) to
                                                                         June 30,           June 30,           June 30,
                                                                           2001               2000               2001
                                                                        (Unaudited)        (Unaudited)        (Unaudited)
                                                                    ------------------  -----------------  --------------------
Cash flows from operating activities:
  Net loss                                                          $      (3,091,222)  $     (1,284,819)  $        (6,242,299)
  Adjustments to reconcile net income (loss) to
    net cash used by operating activities:
      Depreciation                                                             13,461              3,980                24,572
      Loss (gain) on investment sales                                          78,033             (2,263)               81,880
      Loss on disposition and impairment of assets                                  -                  -               188,226
      Common stock issued for services
        and expenses                                                           19,788            178,735               504,002
      Common stock and options issued as compensation                         429,884            157,860               684,345
      Stock options and warrants  issued for financing activities             698,039             14,641               715,339
      Common stock and warrants  issued to acquired mineral
           property options                                                         -            127,742               344,873
      Warrants issued for consulting fees                                     170,521            170,521
      Common stock issued for incentive fees                                        -             21,544                21,544
  Changes in assets and liabilities:
    Accounts receivable                                                             -                  -                     -
    Related party receivable                                                        -             (3,056)                    -
    Inventory                                                                       -                  -                 3,805
    Prepaid expenses                                                            1,725              1,000                     -
    Accounts payable                                                          778,842             63,395             1,102,907
    Accrued expenses                                                           26,112             16,824                45,559
                                                                    ------------------  -----------------  --------------------
  Net cash used in operating activities                                      (874,817)          (704,417)           (2,354,726)
                                                                    ------------------  -----------------  --------------------

Cash flows from investing activities:
    Payment of deposit                                                              -             (1,000)               (1,000)
    Return of deposit                                                               -                  -                 1,000
    Proceeds from sale of equipment                                                 -                  -                33,926
    Proceeds from sale of mineral property                                          -                  -                20,000
    Purchase of furniture and equipment                                             -            (18,425)              (37,195)
    Proceeds from investments sold                                             41,420             18,923               112,707
                                                                    ------------------  -----------------  --------------------
  Net cash provided by investing activities                                    41,420               (502)              129,438
                                                                    ------------------  -----------------  --------------------

Cash flows from financing activities:
    Payments on notes payable and short term borrowings                        (2,130)            (1,769)               (4,842)
    Sale of warrants for common stock                                               -             10,000                10,000
    Proceeds from short-term borrowings                                       535,000            577,000
    Sale of common stock, subscriptions
      and exercise of options                                                 202,000            723,531             1,643,151
                                                                    ------------------  -----------------  --------------------
  Net cash provided by financing activities                                   734,870            731,762             2,225,309
                                                                    ------------------  -----------------  --------------------

NET INCREASE (DECREASE) IN CASH                                               (98,527)            26,843                    21

CASH, BEGINNING OF YEAR                                                       102,155              8,998                 3,607
                                                                    ------------------  -----------------  --------------------

CASH, END OF YEAR                                                   $           3,628   $         35,841   $             3,628
                                                                    ==================  =================  ====================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                     $             559   $              -   $             2,210
  Taxes paid                                                        $               -   $              -   $                 -

NON-CASH FINANCING ACTIVITIES:
  Common stock and warrants issued to acquire
    mineral properties                                              $               -   $        127,742   $           344,873
  Common stock issued to acquire mineral property                   $               -   $              -   $            75,000
  Common stock issued for acquisition of
    mining equipment                                                $               -   $                  $           180,000
  Common stock issued for services and expenses                     $          19,788   $        178,735   $           501,662
  Common stock issued for investment                                $               -   $         66,000   $            67,000
  Common stock issued for debt                                      $               -   $              -   $            40,842
  Common stock issued to pay accrued fees                           $          11,800   $              -   $            11,800
  Deferred acquisition costs on mining property                     $               -   $              -   $            46,242
  Stock options  and warrants issued for financing activities       $         698,039   $         14,641   $           715,339
  Warrants issued for consulting fees                               $         170,521   $              -   $           170,521
  Common stock issued for incentive fees                            $               -   $         21,544   $            21,544
  Common stock and options issued as compensation                   $         429,884   $        157,860   $           684,345
  Purchase of equipment with financing agreement                    $               -   $         14,093   $            14,093
  Investments received for mineral property                         $               -   $              -   $             5,000


                  See accompanying notes and accountant's review report.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

The Company is actively seeking additional capital, and management believes that additional stock can be sold to enable the Company to continue to fund its property acquisition and platinum group metals exploration activities. However, management is unable to provide assurances that it will be successful in obtaining sufficient sources of capital.


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

Accounting  Method
------------------
The Company's financial statements are prepared using the accrual method of accounting.

Basic  and  Diluted  Loss  per  Share
-------------------------------------
Basic and diluted loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the year or period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the length of time that they were outstanding.

Outstanding options and warrants as of June 30, 2001 and 2000 representing 10,239,261 shares and 13,101,094 shares, respectively, have been excluded from the calculation of diluted loss per share as they would be antidilutive.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Cash  and  Cash  Equivalents
----------------------------
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Compensated  Absences
---------------------
The Company's employees are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service and other factors. The Company estimates that the amount of compensation for future absences is minimal and immaterial for the period ended June 30, 2001 and the year ended September 30, 2000 and, accordingly, no liability has been recorded in the financial statements. The Company's policy is to recognize the cost of compensated absences when compensation is actually paid to employees.

Comprehensive  Income  (Loss)
-----------------------------
The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive
Income." Accordingly, accumulated other comprehensive income or loss is included in the stockholders' equity section of the balance sheets. Amounts are reported net of tax and include unrealized gains or losses on available for sale securities.

Derivative  Instruments
-----------------------
The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998 and SFAS No. 138 "Accounting for Derivative Instruments and Certain Hedging Activities" in June 2000. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value, at the appropriate date.

At June 30, 2001, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

Estimates
---------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Employee  and  Non-Employee  Stock  Compensation
------------------------------------------------
The Company values common stock issued to employees and other than employees for services, property and investments at the fair market value of the common stock, which is the closing price of Company stock on the day of issuance. If no trading occurred on that day, then the fair market value is the lower of the closing prices on the first previous day and the first following day on which the Company's stock was traded.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Exploration  Costs
------------------
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the period ended June 30, 2001 and 2000 were $25,838 and $409,238, respectively. In the nine month periods ending June 30, 2001 and 2000, exploration expenses amounted to $247,988 and $584,232, respectively. As of June 30, 2001, the exploration costs expensed during the Company's exploration stage were $1,727,802.

Exploration  Stage  Activities
------------------------------
The Company has been in the exploration stage since October 1, 1996, when the Company emerged from a period of dormancy, and has no revenues from operations. The Company is primarily engaged in the acquisition and exploration of mineral properties. Should the Company locate a commercially viable reserve, the Company would expect to actively prepare the site for extraction. The Company's accumulated deficit prior to the exploration stage was $558,504.

Fair  Value  of  Financial  Instruments
---------------------------------------
The carrying amounts for cash, accounts payable, notes payable and accrued liabilities approximate their fair value.

Going  Concern
--------------
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $3,091,222 for the nine month period ended June 30, 2001 and has an accumulated deficit during the exploration stage of $6,242,299. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding.

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

Impaired  Asset  Policy
-----------------------
In March 1995, the Financial Accounting Standards Board issued a statement SFAS No. 121 titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts whenever events or changes in circumstances indicate that an asset may not be recoverable. Properties are acquired and recorded at fair values negotiated in arm's length transactions. Although the Company expenses as costs the exploration and maintenance of its properties and claims, if results of exploration warrant an assessment of the carrying value of a mineral property's acquisition cost, or if the Company has an indication that the recorded fair value has declined, such costs will be reviewed and any impairment will be recognized at that time.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Interim  Financial  Statements
------------------------------
The interim financial statements for the period ended June 30, 2001, included herein have not been audited. The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented are not necessarily indicative of the results expected for the full fiscal year.

Investment  Policies
--------------------
The Company uses the average cost method to determine the gain or loss on investment securities held as available-for-sale based upon the accumulated cost bases of specific investment accounts.

Mineral  Properties
-------------------
The Company capitalizes only amounts paid in cash or stock as consideration for the acquisition of real property (see Note 3). Properties are acquired and recorded at fair values negotiated in arm's length transactions. Costs and fees paid to locate and maintain mining claims, to acquire options to purchase claims or properties, and to maintain the mineral rights and leases, are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

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

Option  and  Warrant  Fair  Value  Calculations
-----------------------------------------------
The Company utilizes the Black-Scholes valuation model to calculate the fair value of options and warrants issued for financing, acquisition, compensation and payment for services purposes. The parameters used in such valuations include a risk free rate of 5.5%, the assumption that no dividends are paid, exercise periods ranging from 1 week to 5.5 years, depending upon the terms of the instrument issued, and a volatility factor calculated annually based on estimates of expected volatility, as per SFAS 123. The Company used its historic volatility data to develop the 1998 estimate of 30%, consistent with its limited public trading in 1998. The volatility estimates for 1999, 2000 and 2001 reflect an average of Company data and volatility factors reported by two other mining companies at comparable stages in their respective public trading histories, resulting in expected volatilities of 55.12% in 1999, 48.05% in 2000 and 46.4% in 2001.

Reclassifications
-----------------
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's total accumulated deficit or net losses presented.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Reverse  Stock  Split
---------------------
The Company's board of directors authorized a 1 for 10 reverse stock split of its no par value common stock. (See Note 4.) All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the reverse stock split.

Segment  Reporting
------------------
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended September 30, 1999. SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company's mining properties were not engaged in any business activity. The Company had no segments engaged in business activities at June 30, 2001 and, therefore, no segment reporting is required.


NOTE  3  -  MINERAL  PROPERTIES

The  following  describes  the  Company's  significant  mineral  properties:

Wyoming  Properties
-------------------
During the year ended September 30, 1999, the Company entered into an option agreement with General Minerals Corporation (GMC) to acquire the Lake Owen Project located in Albany County, Wyoming. The agreement with GMC entitled the Company to receive 104 unpatented mining claims in exchange for 715,996 shares of common stock, $40,000 in cash to be paid in four quarterly payments of $10,000 and $750,000 in exploration expenditure commitments to be incurred over a three-year option period. In May 2000, the Company issued an additional 129,938 shares of common stock under this agreement for the acquisition of the Lake Owen Project.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  3  -  MINERAL  PROPERTIES  (CONTINUED)

In the fiscal year to date, the Company located and staked 155 unpatented mining claims in Albany County, Wyoming, including 34 and 121 claims, which were staked at the Douglas Creek and Keystone properties, respectively.

Montana  Properties
-------------------
In March 2000, the Company entered into a three year lease and option agreement under which it has the right to acquire a 100% interest in the Intrepid claims. Upon entering into the agreement, the Company paid the claim owners $5,800 in cash and 100,000 shares of common stock. In the Company's acquisition of this option, it has expensed $97,140 for cash paid and common stock issued.

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

Following this agreement the Company was unable to make the May 11th payment. On May 24, the claim holders agreed to a modification to continue to extend this payment initially to June 5th, but this payment was also not made as scheduled. The Company also issued an additional 1,000 shares of common stock with value of $850 and paid $1,000 in cash per the terms of the modification, which reduced the outstanding $9000 payment to $8000.

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

Oregon  Property
----------------
During the year ended September 30, 1999, the Company entered into an agreement in which it would explore and stake five claims located in Jackson County, Oregon known as the Shamrock property. All transactions have been completed and the Company has acquired title to these claims.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  3  -  MINERAL  PROPERTIES  (CONTINUED)

Nevada  Properties
------------------
During the year ended September 30, 1999, the Company entered into an agreement whereby Mountain Gold Exploration would explore and stake claims, transferring title to the Company upon completion thereof. Transactions were finalized for 13 claims known as the Hardrock Johnson Property located in Clark County, Nevada. During the fiscal year to date, the Company located and staked 31 unpatented claims known as the Willow Springs Claims. These claims are located in Nye County, Nevada.

California  Properties
----------------------
In mid-2000, the Company located 79 unpatented mining claims, known as the Pole Corral property, in Tehema County, California. In September 2000, the Company located 33 unpatented mining claims known as the Cisco Butte property in Placer County, California.

Canadian  Property
------------------
In August 2000, the Company entered into an agreement whereby Spectra Management Corporation would explore and stake five claims representing about 67,000 acres for the Company in northern Saskatchewan. This property is now known as the Peter Lake Claims. The Company is obligated to complete work requirements of $212,000 U.S. by June 1, 2002.

Nevada  Property
----------------
In 1979, the Company acquired the Pyramid Mine, which consists of five unpatented lode mining claims near Fallon, Nevada. This property is scheduled for disposal pursuant to the Company's new focus on platinum and palladium related metals exploration. The claims are within the Walker Indian Reservation and located on the site of a U.S. Department of Defense bombing range. As of the date of these financial statements, no clean up has commenced on these claims. The Company is not aware of any pending requirements for clean up of hazardous materials. Pursuant to an impairment analysis performed by the Company, the Company wrote off the $70,333 book value of cash paid and common stock issued to acquire the Pyramid Mine, effective prior to the inception of the Exploration Stage. This write-off resulted in a corresponding increase in accumulated deficit prior to the Exploration Stage.

Idaho  Property
---------------
The Company owned the Silver Strand Mine in Idaho until it was disposed of in July 2001. The Company initially entered into an agreement with New Jersey Mining Company (New Jersey) whereby the Company received 50,000 shares of New Jersey's restricted common stock in exchange for New Jersey's opportunity to earn a 100% interest less a net smelter royalty in the Company's unpatented claims in Kootenai County, Idaho. Subsequent to the end of the reporting period, in July, 2001 the Company quitclaimed any remaining interest in the Silver Strand property to Mine Systems Design, Inc. in exchange for cancellation of $22,539 of outstanding invoices due Mine Systems. The Company also transferred 50,000 shares of New Jersey stock to Mine Systems Design as part of this settlement.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  4  -  CAPITAL  STOCK

Common  Stock
-------------
On March 28, 2001, the Company completed its reincorporation in Delaware. Under its amended certificate of incorporation, Trend has 100,000,000 shares of authorized common stock with a par value of $0.01 per share.

On February 16, 1999, the Company's board of directors authorized a 1 for 10 reverse stock split of the Company's no par value common stock. As a result of the split, 26,356,430 shares were retired. All references in the accompanying financial statements to the number of common shares and per-share amounts for the period ended June 30, 2001 and the year ended September 30, 2000 have been restated to reflect the reverse stock split.

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

During the nine-month period ended June 30, 2001, the Company issued 25,461 shares of common stock valued at $30,502 for services, 5,200 shares of common stock valued at $5,880 as compensation, 33,333 shares of common stock from options exercised by an employee for cash of $10,000, 75,000 shares valued at $63,750 to directors as compensation, 3,000 shares valued at $2,340 to modify an agreement, 5000 shares valued at $4,150 in lieu of interest on an unpaid invoice, 1,000 shares valued at $850 for mineral property expenses, and 92,000 shares of common stock sold for $192,000 cash as a private placement

See  Note  6  regarding  future  loan  repayments  in units of Trend securities.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  4  -  CAPITAL  STOCK  (CONTINUED)

Preferred  Stock
----------------
Under its amended Delaware certificate of incorporation, Trend also has 20,000,000 shares of authorized preferred stock with a par value of $0.01 per share, with rights and preferences to be determined by the Company's Board of Directors.

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

                                                            TREND MINING COMPANY
                                                   (FORMERLY SILVER TREND MINING COMPANY)
                                                       (AN EXPLORATION STAGE COMPANY)
                                                        NOTES TO FINANCIAL STATEMENTS
                                                                JUNE 30, 2001

                                                                  COMMON    ADDITIONAL                                   VALUE OF
                                           NUMBER OF  PRICE PER    STOCK     PAID-IN     TOTAL     NUMBER OF  NUMBER OF  OPTIONS/
                               ISSUE DATE   SHARES      SHARE     AMOUNT     CAPITAL     AMOUNT     OPTIONS   WARRANTS   WARRANTS
-----------------------------  ----------  ---------  ----------  -------  -----------  ---------  ---------  ---------  --------
BALANCE, OCTOBER 1, 1996                   1,754,242              $17,542  $   663,218  $ 680,760

Common stock, options
---------------------
and warrants activity as
------------------------
follows:
-------
CS for Cash                    03/25/1997    200,000  $     0.50    2,000       98,000    100,000
CS for Payment of liabilities
and expenses                   09/30/1997     45,511        0.50      455       22,301     22,756

BALANCE SEPTEMBER 30,
1997                                       1,999,753              $19,998  $   783,518  $ 803,516                                -

Common stock, options
---------------------
and warrants activity as
------------------------
follows:
-------
CS for Mineral property        07/23/1998    150,000  $     0.50    1,500       73,500     75,000
CS for Cash                    07/23/1998      7,500        0.20       75        1,425      1,500
CS for Lease termination       07/23/1998     12,000        0.50      120        5,880      6,000
CS for Debt                    07/23/1998     80,000        0.50      800       39,200     40,000
OPT for Financing              09/24/1998                                                            180,000                 2,659
CS for Compensation            09/30/1998      9,000        0.50       90        4,410  $4,500.00

BALANCE SEPTEMBER 30,
1998                                       2,258,253              $22,583  $   907,933  $ 930,516    180,000          -  $   2,659

                                                            TREND MINING COMPANY
                                                   (FORMERLY SILVER TREND MINING COMPANY)
                                                       (AN EXPLORATION STAGE COMPANY)
                                                        NOTES TO FINANCIAL STATEMENTS
                                                                JUNE 30, 2001

NOTE  4  -  CAPITAL  STOCK  (CONTINUED)

                                                                 COMMON   ADDITIONAL                                     VALUE OF
                                          NUMBER OF  PRICE PER    STOCK     PAID-IN      TOTAL     NUMBER OF  NUMBER OF  OPTIONS/
                              ISSUE DATE   SHARES      SHARE     AMOUNT     CAPITAL      AMOUNT     OPTIONS   WARRANTS   WARRANTS
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  --------
BALANCE SEPTEMBER 30,
1998                                      2,258,253              $22,583  $   907,933  $  930,516    180,000          -  $  2,659

Common stock, options
---------------------
and warrants activity as
------------------------
follows:
-------
CS for Debt, investment
and expenses                  10/12/1998      9,210  $     0.30       92        2,671       2,763
CS for Equipment              10/30/1998    600,000        0.30    6,000      174,000     180,000
CS for Cash                   11/28/1998      5,000        0.20       50          950       1,000
CS for Officers'
compensation                  12/31/1998     30,858        0.44      309       13,191      13,500
CS for Directors'
compensation                  01/25/1999     16,500        0.25      165        3,960       4,125
CS for Officers'
compensation                  01/31/1999      8,572        0.35       86        2,914       3,000
CS for Officers'
compensation                  03/31/1999     24,000        0.25      240        5,760       6,000
CS for Consulting services    03/31/1999      6,000        0.25       60        1,440       1,500
CS for Consulting services    04/30/1999     32,000        0.28      320        8,640       8,960
CS for Officers'
compensation                  04/30/1999     12,000        0.28      120        3,240       3,360
CS for Consulting services    05/31/1999     73,333        0.25      733       17,600      18,333
CS for Consulting services    06/30/1999     34,353        0.25      344        8,244       8,588
CS for Officers'
compensation                  06/30/1999     50,000        0.16      500        7,500       8,000
CS for Consulting services    06/30/1999     95,833        0.16      958       14,375      15,333
CS for Consulting services    07/06/1999      5,000        0.25       50        1,200       1,250
OPT for Financing activities  07/22/1999                                                              50,000                    -
CS for Mineral property
option                        07/27/1999    715,996        0.13    7,160       82,471      89,631
CS for Cash                   07/29/1999     33,333        0.15      333        4,667       5,000
CS for Consulting services    07/30/1999    146,603        0.12    1,466       16,126      17,592
CS for Consulting services    07/31/1999    133,697        0.12    1,337       14,707      16,044
CS for Officers'
compensation                  07/31/1999     41,667        0.12      417        4,583       5,000
CS for Cash                   08/04/1999     16,667        0.15      167        2,333       2,500
CS for Rent                   08/09/1999      1,000        0.25       10          240         250
OPT for Financing activities  08/13/1999                                                             100,000                    -
CS for Cash                   08/15/1999     50,000        0.05      500        2,000       2,500
CS for Consulting services    08/17/1999      5,000        0.25       50        1,200       1,250
CS for Cash                   08/17/1999    100,000        0.05    1,000        4,000       5,000
CS for Cash                   08/26/1999    100,000        0.10    1,000        9,000      10,000
CS for Consulting services    08/31/1999    159,750        0.25    1,598       38,341      39,938
CS for Prepaid expenses       09/10/1999     50,000        0.33      500       16,000      16,500
CS for Cash                   09/10/1999     50,000        0.10      500        4,500       5,000
CS for Cash                   09/13/1999    200,000        0.05    2,000        8,000      10,000
CS for Consulting services    09/30/1999     80,053        0.26      801       20,013      20,814
CS for Officers'
compensation                  09/30/1999    133,333        0.26    1,333       33,334      34,667
CS for Consulting services    09/30/1999     67,500        0.26      675       16,875      17,550

BALANCE SEPTEMBER 30,
1999                                      5,345,511              $53,455  $ 1,452,009  $1,505,464    300,000          -  $  2,659

                                                            TREND MINING COMPANY
                                                   (FORMERLY SILVER TREND MINING COMPANY)
                                                       (AN EXPLORATION STAGE COMPANY)
                                                        NOTES TO FINANCIAL STATEMENTS
                                                                JUNE 30, 2001

NOTE  4  -  CAPITAL  STOCK  (CONTINUED)

                                                                COMMON   ADDITIONAL                                       VALUE OF
                                         NUMBER OF  PRICE PER    STOCK     PAID-IN      TOTAL      NUMBER OF   NUMBER OF  OPTIONS/
                             ISSUE DATE   SHARES      SHARE     AMOUNT     CAPITAL      AMOUNT      OPTIONS    WARRANTS   WARRANTS
---------------------------  ----------  ---------  ----------  -------  -----------  ----------  -----------  ---------  --------
BALANCE SEPTEMBER 30,
1999                                     5,345,511              $53,455  $ 1,452,009  $1,505,464     330,000           -  $ 2,659

Common stock, options
and warrants activity as
follows:
CS for Consulting services   10/04/1999     50,000  $     0.26      500       12,500      13,000
CS for Cash                  10/22/1999     25,000        0.20      250        4,750       5,000
CS for Consulting services   10/31/1999    273,675        0.31    2,737       82,103      84,840
CS for Officers'
compensation                 11/30/1999     52,694        0.31      527       15,807      16,334
CS for Consulting services   11/30/1999      4,327        0.31       43        1,298       1,341
CS, OPT & WAR for Cash       12/31/1999  1,000,000       0.012   10,000        2,414      12,414   8,108,000   6,250,000   87,586
CS for Consulting services   12/31/1999      1,200        0.35       12          408         420
CS for Consulting services   01/04/2000     15,000        0.28      150        4,050       4,200
CS for Investments           01/15/2000    200,000        0.33    2,000       64,000      66,000
CS for Incentive fees        01/17/2000     65,285        0.33      653       20,891      21,544
OPT Expiration               01/22/2000                                                              (50,000)                   -
CS for Cash                  01/25/2000     14,286        0.35      143        4,857       5,000
CS for Cash from options     02/22/2000  1,000,000       0.142   10,000      131,900     141,900  (1,000,000)              (1,900)
CS & OPT for Employees'
compensation                 02/25/2000     16,667        0.66      167       10,833      11,000      33,333                3,070
CS for Consulting services   02/29/2000     10,000        0.72      100        7,100       7,200
CS for Mineral property      03/24/2000     50,000        1.03      500       51,000      51,500
CS for Cash from options     03/27/2000  2,500,000       0.142   25,000      329,750     354,750  (2,500,000)              (4,750)
CS for Consulting services   03/31/2000     75,000        0.81      750       60,000      60,750
CS for Officers'
compensation                 03/31/2000      3,000        0.81       30        2,400       2,430
CS for Mineral property      04/04/2000     50,000        0.75      500       37,000      37,500
CS & OPT for Directors'
compensation                 04/11/2000    150,000        0.70    1,500      103,500     105,000      67,000               12,750
CS for Deferred mineral
property acquisition costs   05/08/2000    129,938       0.125    1,299       14,943      16,242
CS for Consulting services   05/15/2000      9,975        0.63      100        6,184       6,284
CS for Cash                  06/26/2000    416,961       0.056    4,170       19,361      23,531
CS & WAR for Modification
of stockholder agreement     06/26/2000    200,000        0.60    2,000      118,000     120,000                 200,000   30,000
OPT & WAR for
Modification of stockholder
agreement                    06/27/2000                                                            1,729,762   1,729,761   14,641
CS for Cash from options     06/29/2000  1,597,588       0.064   15,976       86,740     102,716  (1,597,588)              (2,716)
CS for Officers'
compensation                 06/30/2000      9,000        0.81       90        7,185       7,275
CS for Consulting services   06/30/2000      1,000        0.70       10          690         700
OPT Agreement
Modification                 07/07/2000                                                             (127,500)                   -
CS for Cash from options     07/14/2000     10,000        0.30      100        2,900       3,000     (10,000)
CS for Cash from options     07/21/2000  1,800,000       0.122   18,000      201,060     219,060  (1,800,000)             (12,060)
CS for Cash from options     07/26/2000    650,000       0.122    6,500       72,605      79,105    (650,000)              (4,355)
CS for Officers'
compensation                 07/31/2000      3,000        1.24       30        3,690       3,720
CS for Cash from options     08/01/2000     50,000        0.15      500        7,000       7,500     (50,000)
CS for Cash from options     08/01/2000     50,000        0.30      500       14,500      15,000     (50,000)
CS for Cash from options     08/14/2000     90,000       0.122      900       10,053      10,953     (90,000)                (633)
CS for Cash from options     08/24/2000  1,000,000       0.122   10,000      111,700     121,700  (1,000,000)              (6,700)
CS for Directors'
compensation                 08/25/2000      1,500        1.00       15        1,485       1,500
CS for Cash from options     08/31/2000     15,000        0.30      150        4,350       4,500     (15,000)
CS for Officers'
compensation                 08/31/2000      1,000        1.13       10        1,120       1,130

                                                            TREND MINING COMPANY
                                                   (FORMERLY SILVER TREND MINING COMPANY)
                                                       (AN EXPLORATION STAGE COMPANY)
                                                        NOTES TO FINANCIAL STATEMENTS
                                                                JUNE 30, 2001

NOTE  4  -  CAPITAL  STOCK  (CONTINUED)

                                                                  COMMON   ADDITIONAL
                                         NUMBER OF   PRICE PER    STOCK      PAID-IN      TOTAL      NUMBER OF   NUMBER OF
                            ISSUE DATE    SHARES       SHARE      AMOUNT     CAPITAL      AMOUNT      OPTIONS    WARRANTS
CS for Cash from options    09/22/2000   1,200,174        0.122    12,002      134,720     146,722  (1,200,174)
CS for Consulting services  09/22/2000      90,000         1.45       900       72,000      72,900
CS for Officers'
compensation                09/30/2000       6,000         1.35        60        8,040       8,100
Cash for Warrants           09/30/2000
CS Adjustment               09/30/2000          (5)

BALANCE SEPTEMBER 30,
2000                                    18,232,776               $182,328  $ 3,296,897  $3,479,225     127,833   8,179,761

Common stock, options
and warrants activity as
follows:
CS for Cash from options    10/10/2000      33,333   $     0.39       333       12,737      13,070     (33,333)
CS for Consulting services  10/15/2000      10,000         1.15       100       11,400      11,500
CS for Officers'
compensation                10/31/2000       3,000         1.30        30        3,870       3,900
WAR for Consulting
services                    11/01/2000                                                                             250,000
CS for Employees'
compensation                12/06/2000       2,200         0.90        22        1,958       1,980
CS for Cash                 12/20/2000     100,000         1.00     1,000       99,000     100,000
WAR for Consulting
services                    12/31/2000                                                                             180,000
CS for Consulting services  01/02/2001      10,000   $     1.35       100       13,400      13,500
CS for Cash                 01/11/2001      47,000         1.00       470       46,530      47,000
CS for Consulting services  01/11/2001       3,407         1.00        34        3,373       3,407
CS for Consulting services  01/23/2001         604         1.10         6          658         664
CS for Cash                 01/24/2001      25,000         1.00       250       24,750      25,000
WAR for Loan agreements     02/01/2001                                                                             285,000
CS for Cash                 02/06/2001      20,000         1.00       200       19,800      20,000
CS for Consulting services  02/06/2001         483         1.00         5          478         483
CS for Directors'
compensation                02/23/2001      75,000         0.85       750       63,000      63,750
OPT for Director, officer
and employee
compensation                02/23/2001                                                               1,200,000
WAR for Loan agreements     03/12/2001                                                                              50,000
WAR Extension of exercise
period                      03/12/2001
CS for Modification of
contract                    03/22/2001       3,000         0.78        30        2,310       2,340

CS for Interest payments      04/03/01        5000          .83        50        4,100       4,150
CS for Consulting Services    04/13/01         967          .98        10          938         948
CS for Mineral Property
Expense                       05/11/01        1000          .85        10          840         850


BALANCE JUNE 30, 2001                   18,572,770               $185,728  $ 3,606,039  $3,791,767   1,294,500   8,944,761


                             VALUE OF
                             OPTIONS/
                             WARRANTS
CS for Cash from options        (8,702)
CS for Consulting services
CS for Officers'
compensation
Cash for Warrants               10,000
CS Adjustment

BALANCE SEPTEMBER 30,
2000                        $  118,920

Common stock, options
and warrants activity as
follows:
CS for Cash from options        (3,070)
CS for Consulting services
CS for Officers'
compensation
WAR for Consulting
services                       123,775
CS for Employees'
compensation
CS for Cash
WAR for Consulting
services                        46,746
CS for Consulting services
CS for Cash
CS for Consulting services
CS for Consulting services
CS for Cash
WAR for Loan agreements         76,551
CS for Cash
CS for Consulting services
CS for Directors'
compensation
OPT for Director, officer
and employee
compensation                   354,000
WAR for Loan agreements         13,430
WAR Extension of exercise
period                         608,058
CS for Modification of
contract

CS for Interest payments
CS for Consulting Services
CS for Mineral Property
Expense


BALANCE JUNE 30, 2001       $1,338,410

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS

The Company had a Stock Option Plan, (the "Old Plan") which was initiated to encourage and enable qualified officers, directors and other key employees to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of ten percent of the currently issued and outstanding shares of the Company's common stock may be subject to, or issued pursuant to the terms of the plan. No options were issued under the Plan, and the Plan has been terminated.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

Tigris  Financial  Group  Ltd./Electrum  LLC
--------------------------------------------
On December 29, 1999, the Company entered into a stock purchase agreement with Tigris Financial Group Ltd. under which Tigris purchased 1,000,000 shares of the Company's common stock for $100,000, was granted an option until March 28, 2000 to acquire up to an additional 3,500,000 shares of common stock for an exercise price of $0.14 per share, (or $490,000 in the aggregate), and was granted an option to purchase, for $10,000, warrants to purchase an additional 6,250,000 shares of the Company's common stock at an exercise price of $0.40 per share. The Company used the Black-Scholes Option Price Calculation effective as of the transaction date and estimated the fair values to be $37,524 for the option and $50,062 for the warrants. On March 8, 2000, Tigris assigned its rights under the stock purchase agreement to Electrum LLC, an affiliate.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

As of June 30, 2001, Tigris and Electrum own approximately 29% of the Company's outstanding common stock and, assuming that Electrum exercises its warrants and that the Company has issued no other shares, would own nearly 49% of the Company's then outstanding common stock.

Electrum had certain preemptive rights, which were not exercised and have been subsequently terminated. Tigris and Electrum have the right to proportional representation on the Company's board of directors and registration rights for all of the Company's common stock acquired through this agreement held by them.

As of June 30, 2001 and 2000, the Company had warrants outstanding as described representing 8,944,761 and 8,179,761 shares of common stock, respectively.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

Following  is  a  summary  of  the  status  of the options during the year ended
September  30,  2000  and  the  period  ended  June  30,  2001:

                                                              Weighted Average
                                           Number of Shares    Exercise Price
                                           -----------------  -----------------
Outstanding at October 1, 1999                      330,000   $            0.32
Granted                                           9,938,095                0.12
Exercised                                        (9,962,762)               0.12
Forfeited                                                 -                   -
Revised                                            (127,500)               0.36
Expired                                             (50,000)               0.35
                                           -----------------  -----------------
Outstanding at September 30, 2000                   127,833   $            0.51
                                           =================  =================
Options exercisable at September 30, 2000           127,833   $            0.51
                                           =================  =================


Outstanding at October 1, 2000                      127,833   $            0.51
Granted                                           1,200,000                0.80
Exercised                                           (33,333)               0.30
Forfeited                                                 -                   -
Revised                                                   -                   -
Expired                                                   -                   -
                                           -----------------  -----------------
Outstanding at June 30, 2001                      1,294,500   $            0.79
                                           =================  =================
Options exercisable at June 30, 2001              1,294,500   $            0.79
                                           =================  =================

On or before July 19, 2001                           15,000   $            0.50
On or before July 19, 2002                           12,500   $            1.00
On or before April 14, 2003                          67,000   $            0.50
On or before February 23, 2004                    1,200,000   $            0.80

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has accrued director and officer fees in the amounts of $83,798 at June 30, 2001. As of June 30, 2000, the Company owed fees to officers and directors of $10,000.

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

Related  Party  Loans
---------------------
In November 2000, the Company borrowed $135,000 from Electrum. The loan bears interest at an annual rate of 5% and is due either on December 1, 2005 or upon the Company's completion of a public or private debt or equity financing.

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

The loan agreement provides that if these loans are not paid by February 1, 2001, the Company is required to grant Electrum warrants to purchase 285,000 shares of the Company's common stock at $1.50 per share exercisable through September 30, 2003. The loans were not repaid by February 1, 2001, and the warrants have been issued. Electrum may also elect to be repaid part or all the total principal and interest outstanding under both loans in "units" of Trend securities, at the rate of one unit per each $1.25 owed. Each unit would consist of one share of common stock and a warrant to purchase one share of common stock at $1.50 per share, originally exercisable through September 30, 2003. Electrum has agreed that at least $100,000 of the November 2000 loan will be repaid in units. This conversion of debt to equity has not been accomplished, and was not reflected in the financial statements as of June 30, 2001.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

On April 11, 2001, the Company entered into an agreement with Electrum under which the Company may borrow additional funds from Electrum under the terms of December 2000 loan agreement to fund its operating costs if Electrum elects, in its sole discretion, to lend such funds. During the period from April 10, 2001 through June 30, 2001 the Company borrowed $150,000 under this agreement. The funds borrowed under this agreement bear interest at 8%, and repayment is due on the earlier of June 30, 2001 or completion of any private placement of the Company's shares. At Electrum's option, the Company may repay part or all of the principal and interest outstanding under the loan in units as described above.

Employment  Agreement
---------------------
In July 2000, the Company entered into an employment agreement with John Ryan, then the Chief Financial Officer, Secretary and Treasurer of the Company, under which Mr. Ryan received 3,000 shares per month of Trend common stock as compensation for his services. Mr. Ryan resigned in December 2000, and this agreement was terminated. No amounts were owed to Mr. Ryan as of June 30, 2001. In August 2001, Mr. Ryan was again designated as the Company's Chief Financial Officer, Secretary and Treasurer.


NOTE  7  -  PROPERTY  AND  EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment, including vehicles, is being calculated using the straight-line method over the expected useful lives of five years of the assets. Depreciation expense for the nine month period ended June 30, 2001 and the year ended September 30, 2000 was $13,461 and $10,823, respectively.

The following is a summary of property, equipment, and accumulated depreciation.

                                        June 30,    September 30,
                                          2001          2000
                                       ----------  ---------------
       Furniture and Equipment         $  51,288   $       51,288
       Less: Accumulated Depreciation    (24,572)         (11,111)
                                       ----------  ---------------
                                       $  26,716   $       40,177
                                       ==========  ===============

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

The Company recognized a charge for other comprehensive loss of $38,314 for the year ended September 30, 2000. In the nine month periods ended June 30, 2001 and June 30, 2000, the Company recognized income of $413 and $5,686, respectively, for the change in the market value of investments. The investment in New Jersey Mining Company was liquidated during the period ended March 31, 2001 and the Company realized a loss of $74,533.

Subsequent to the end of the reporting period, the Company disposed of its last 50,000 shares of New Jersey Mining Company stock to Mine Systems Design, Inc. in settlement of a consulting invoice of $22, 539. The Company realized a gain of $22,539 on this transaction.

NOTE  9  -  NOTES  PAYABLE

Following is a summary of long-term debt as of June 30, 2001 and September 30, 2000:

                                                                  June 30,    September 30,
                                                                    2001          2000
                                                                 ----------  ---------------

Note payable to First Security Bank, N.A.
     Interest at 14.99%, secured by vehicle, payable in monthly
     installments of $179 through February 28, 2003              $   3,306   $        4,339

Note payable to First Security Bank, N.A.
     Interest at 14.99%, secured by vehicle, payable in monthly
     installments of $231 through April 7, 2005                      8,051            9,042
                                                                 ----------  ---------------

     Total notes payable                                            11,251           13,381

     Less:  Current maturities included in current liabilities      (3,308)          (2,992)
                                                                 ----------  ---------------

                                                                 $   7,943   $       10,389
                                                                 ==========  ===============

Following are the maturities of long-term debt for the current year and each of the next four years ending on September 30:

            2001                 $   1,062
            2002                     3,408
            2003                     2,884
            2004                     2,345
            2005                     1,552
                                ----------
                                $   11,251
                                ==========

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  10  -  INCOME  TAXES

At June 30, 2001, the Company has accumulated operating losses approximating $5.5 million. These operating losses may be offset against future taxable income, however there is no assurance that the Company will have income in the future. Accordingly, the potential tax benefit of the net operating loss carryforward is offset by a valuation allowance of the same amount. The Company's ability to utilize these net operating loss carryforwards may be limited by ownership changes. No provision for the recoverability of tax benefits has been reported in the financial statements of the Company, due to their uncertainty. The Company also owes to the Internal Revenue Service employment taxes of $87,616 as of June 30, 2001.


NOTE  11  -  COMMITMENTS  AND  CONTINGENCIES

Lake  Owen  Option  Agreement
-----------------------------
In July 1999, the Company executed an option agreement with General Minerals Corporation (hereinafter "GMC") wherein the Company may earn a 100% interest in a mineral property in Albany County, Wyoming in exchange for its payment of exploration expenditures during the three-year option period, which commenced on July 27, 1999. Under the agreement, the Company is obligated to spend $750,000 on exploration expenditures for this project, commonly known as the Lake Owen property, during the option period, with no less than $150,000 of such expenditures to be made within the first year. The agreement was amended in June 2000 to include $15,000 of geophysical survey work.

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

Peter Lake Property
-------------------

The Company is committed to making exploration expenditures of approximately $225,000 between September 1, 2001 and September 2, 2002 on this property in order to retain its interest.

Intrepid  Option  Agreement
---------------------------
In May 2000, the Company entered into a three year lease and option agreement under which it has the right to acquire a 100% interest in the eight Intrepid claims. Upon entering the agreement, the Company paid the claim owners $5,800 and 100,000 shares of common stock. The Company is obligated to make exploration expenditures of at least $10,000 by September 30, 2001, $15,000 by March 4, 2002 and $15,000 by March 4, 2003. In addition, the Company must make advance royalty payments of $10,000 by March 4, 2001, $25,000 by March 4, 2002 and $35,000 for each year thereafter.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  11  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

In March 2001, the Company and the claim holders agreed to replace the March $10,000 advance royalty payment with a $9,000 payment due May 11, 2001. In connection with this agreement, the Company issued to the claim holders 3,000 shares of common stock on March 11, 2001 with an aggregate value of $2,340. The May 11 payment has not been made and the Company is seeking to modify this agreement further. In May 2001, the Company issued 1,000 shares of common stock with a value of $850 and paid $1,000 in cash per terms of the agreement modification, which reduced the outstanding $9,000 payment to $8,000. (See Note 3.)

Lease  Agreements
-----------------
Through the year ended September 30, 2000, the Company rented office facilities in Coeur d'Alene, Idaho on a month-to-month basis. Total rents paid during the year ended September 30, 2000 were $5,530.

During the period ended December 31, 2000, the Company entered into a lease for its executive offices in Coeur d'Alene. The lease has a three-year term with monthly rent of $2,656 in addition to a $2,656 security deposit. The Company has the option to extend the lease for an additional two years at a monthly rent of $2,921. The Company's rent expense reflects a reduction for payments for improvements that were considered to be in lieu of lease expense. Total rents expensed during the nine month period ended June 30, 2001 were $24,468. As of June 30, 2001 $2656 was still outstanding.

In July 2000, the Company entered into a new lease agreement for additional office facilities in Reno, Nevada. The agreement is a two year lease and calls for monthly payments of $1,725 during the first year and $1,775 during the second year in addition to a $350 security deposit. Prior to the signing of this lease, the Company had occupied the facilities on a month-to-month basis for $1,714 per month. Total rents during the nine month period ended June 30, 2001 and the year ended September 30, 2000 were $15,595 and $3,438, respectively.

The minimum lease payments as of June 30, 2001, for the nine months ending September 30, 2001 and for fiscal years 2002 and 2003, are as follows:

          2001     $      15,949
          2002            47,847
          2003            31,872
                   -------------

         Total     $     106,155
                   =============

Consulting  Agreements
----------------------
On November 17, 2000, the Company entered into a consulting agreement with R. H. Barsom Company, Inc., under which the consultant would perform certain services for the Company until June 30, 2001, for an advance fee of $100,000 and 180,000 shares of common stock. In early January 2001, the Company and the consultant agreed to terminate the agreement. In connection with the termination, the consultant surrendered the 180,000 shares of common stock and received warrants to purchase 180,000 shares of the Company's common stock at $1.50 per share, exercisable until January 2003.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

On October 31, 2000, the Company entered into a consulting agreement with Brian Miller under which Mr. Miller performed certain services for the Company. Under this agreement, Mr. Miller was to have received cash for his consulting services and was granted 10,000 shares of common stock effective January 2, 2001. On February 23, 2001 Mr. Miller was also granted an option to purchase 107,800 shares at $.80 . On July 20, 2001 and subsequent to the end of this reporting period, Mr. Miller was informed that the Company would no longer require his services. The Company is currently negotiating with Mr. Miller regarding outstanding invoices due to him.


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

During the year ended September 30, 2000, the Company recognized a gain of $5,000 on the sale of the Silver Strand Mine, for which it received New Jersey Mining Company stock valued at $5,000 and retained a royalty. The mine had been acquired for common stock in 1984. This New Jersey Mining Company stock was subsequently transferred to a consultant in settlement of outstanding invoices. (See Notes 3, 8 and 13.)


NOTE  13  -  SUBSEQUENT  EVENTS

Settlement  with  Mine  Systems  Design,  Inc.
----------------------------------------------

The Company owed invoices of $22,539 for consulting services rendered. In settlement of this invoice, on July 24, 2001 the Company quitclaimed any remaining interest in the Silver Strand property to Mine Systems Design, Inc. and transferred 50,000 shares of New Jersey stock to Mine Systems Design.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  13  -  SUBSEQUENT  EVENTS  (CONTINUED)

Loans  to  Company
------------------
On July 3, 2001 the Company borrowed from Electrum, LLC $85,000 pursuant to the loan agreement dated April 11, 2001 and further described in Note 6 above. Effective July 30, 2001 the Company entered into a loan facility with an Officer of the Company entitling the Company to borrow up to $85,000. On July 30, 2001 the Company borrowed $24,000 pursuant to this loan facility. This loan bears interest at 8% annually. The Company issued a warrant to the Officer for 85,000 shares exercisable at $1.50 until September 30, 2003 as additional compensation for entering this loan facility.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

     Our losses for the quarter and nine months ended June 30, 2001, were $433,401 and $3,091,222, respectively. These losses increased our accumulated deficit as of June 30, 2001 to $6,800,803. Our third quarter loss is due primarily to professional services fees of $184,403, and general operating expenses of $125,542. We incurred increased legal and accounting expenses in connection with our Form 10SB registration statement process. These expenses should be greatly reduced in the future as the Company progresses in its ongoing financial reporting requirements, much of which will now be handled internally by Company staff. Our operating cash deficit totaled $151,767 during the quarter. We have inadequate cash to fund our planned acquisition and exploration activities and other operations during the next 12 months. Such funding uncertainty raises substantial doubts about our ability to continue as a going concern without raising significant additional capital.

     Since February 2000, the exercise by Electrum LLC of its options to acquire our common stock and other private financing have generated approximately $1,381,000 in funds to finance our planned activities. As of June 30, 2001, we have borrowed approximately $535,000 from Electrum LLC, our largest stockholder, to fund our activities pursuant to certain financial arrangements. Electrum has agreed to convert at least $100,000 of the debt to "units," at $1.25 per unit. A unit is comprised of one share of our common stock and a warrant to acquire one share of common stock at an exercise price of $1.50, exercisable through September 30, 2006. In connection with the loan agreements with Electrum, we have granted Electrum warrants to purchase 335,000 shares of our common stock at $1.50 per share, exercisable through September 30, 2006, and we have extended for three years through September 30, 2006 the expiration date of additional warrants to acquire 7,979,761 shares.

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

     During July and August 2001, we have implemented plans to close the Reno, Nevada office and reduce staff. We will also continue to review the Company's mineral properties and the expenses associated with their exploration and development with an eye towards further cost-cutting and a focus on the mineral properties which we view as having the greatest potential to host economic mineralization.

If we are able to raise additional capital on acceptable terms, our primary business objective for the remainder of 2001 and into 2002 will be to focus on the evaluation of the mineral properties we now control. We will focus on satisfying the work commitments that are required on the Lake Owen property under the Lake Owen option agreement. During the remainder of 2001 we plan to spend from $200,000 to $300,000 on land payments, scientific analyses of existing geologic data, and general exploration activities on the Lake Owen property. In addition, depending on the timing of raising additional funds, we may spend from $50,000 to $100,000 on a selected basis on our other existing properties for reconnaissance and other exploration work, which may include geological mapping, geo-chemical sampling, and/or geophysical surveys. During the quarter ended June 30, 2001, our exploration expenditures totaled $25,838 and have amounted to $247,988 during the fiscal year to date.

     As of June 30, 2001, we had a net operating loss for federal income tax purposes of approximately $5.5 million. A significant portion of this net operating loss may expire without its being utilized, as we may be unable to begin profitable operations, which would involve moving from being an exploration stage company to a development stage company and finally an operating entity, before its expiration. The net operating loss may be further limited under Internal Revenue Service rules concerning limitations from ownership changes. Our management believes there is no current basis for the recognition of the value of the deferred tax assets derived from the net operating loss. At such time that our management believes that profitable operations are imminent, the value of any net operating loss then available will be used to determine the net deferred tax asset, if any, to be recognized.


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

PART  II

ITEM  1.  LEGAL  PROCEEDINGS.

          None.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     RECENT  SALES  OF  UNREGISTERED  SECURITIES

     We had 18,617,770 shares of common stock issued and outstanding as of August 13, 2001. Of these shares, approximately 2.8 million shares may be sold without limitation under Rule 144, adopted under the Securities Act of 1933 (the "Securities Act"), and approximately 8.2 million shares can only be resold in compliance with Rule 144 limitations.

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

               Common  Stock
               -------------

1.   On  April  3,  2001, we issued  5,000  shares, valued at $4,150 pursuant to
Section 4(2) to a consultant as payment for interest charges on a consulting agreement.

2. On April 13, 2001 we issued 967 shares, valued at $948 pursuant to Section 4(2) to a consultant as payment for consulting services.

3.   On  May  11,  2001,  we  issued  1,000  shares  valued  at $850 pursuant to
Section 4(2) to three investors in connection with the modification of an option agreement concerning mineral property expenses.

4.   On  July  6, 2001, we issued  40,000  shares  valued at $29,200 pursuant to
Section 4(2) as compensation for consulting services of Thomas K. Mancuso.

5.   On  August 9, 2001, we  issued  5,000 shares, valued at $3,850, pursuant to
Section  4(2)  for  interest  charges  on  a  consulting  agreement.

               Options
               -------

No additional options were issued during the quarter ended June 30, 2001 or subsequent to that date and the date of this report.

               Warrants
               --------

No additional warrants were issued during the quarter ended June 30, 2001 or subsequent to that date and the date of this report.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

          None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          None.

ITEM  5.  OTHER  INFORMATION.

          None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          (a)     Exhibits

          None.

          -------------

          (b)     Reports  on  Form  8-K.

               On April 16, 2001, the Company filed a Form 8-K, dated March 28, 2001, regarding its reincorporation in Delaware.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TREND  MINING  COMPANY



Dated:  August 14, 2001          By:  /s/  Kurt J. Hoffman
                                    --------------------------------------------
                                     Kurt  J.  Hoffman
                                     President and Chief Executive Officer
                                     (Principal  Executive  Officer)

Dated:  August 14, 2001          By:  /s/  John  P.  Ryan
                                    --------------------------------------------
                                     John  P.  Ryan
                                     Chief  Financial  Officer