Form 10KSB
period 2001-09-30
TREND MINING CO
filed 2001-12-31
CIK 1115954

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              _____________________


                                   FORM 10KSB


                     Under Section 12(b) or Section 12(g) of
                       The Securities Exchange Act of 1934
                  For the fiscal year ended September 30, 2001

                              TREND MINING COMPANY
                 (Name of Small Business Issuer in its Charter)

                 Delaware                                  81-0304651
     (State or Other Jurisdiction of                   (I.R.S.  Employer
      Incorporation or Organization)                  Identification  No.)


                     401 Front Avenue, Suite 1, Second Floor
                           Coeur d'Alene, Idaho  83814
                     (Address of principal executive office)

                   Issuer's telephone number:  (208) 664-8095


           Securities to be registered under Section 12(b) of the Act:

                                      None
                                (Title of Class)

           Securities to be registered under Section 12(g) of the Act:

                                      None
                                (Title of Class)

================================================================================
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ x ]  No  [   ]

The  number  of  shares  outstanding  at  September  30, 2001: 18,750,970 shares

PART  I

                        ITEM 1.  DESCRIPTION OF BUSINESS

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

     In connection with our reincorporation in Delaware we amended our charter to increase the number of authorized shares of common stock from 30,000,000 to 100,000,000 shares, to authorize the issuance of 20,000,000 shares of preferred stock by action of the Board of Directors without stockholder approval, and to eliminate cumulative voting for directors.

     As used in this registration statement, "Trend Mining," "Trend," "our company," "we" and "our" refer to Trend Mining Company. Prior to February 1999, our corporate name was Silver Trend Mining Company.

     Six metals comprise the platinum group metals: platinum, palladium, rhodium, iridium, ruthenium and osmium. Platinum group metals are rare precious metals with unique physical properties that are used in diverse industrial applications and in the jewelry industry. The largest and fastest growing use for platinum group metals is in the automotive industry for the production of catalysts that reduce automobile emissions. Palladium is also used in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices, as well as dental applications and jewelry. Platinum's largest use is for jewelry. Industrial uses for platinum include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasolines and fuel cells.

                             EXPLORATION PROPERTIES

     We currently own or have optioned 13 platinum group metals mineral exploration properties. These properties are tabulated and further described below. See "Property Location Maps" for maps showing the location of each property.

PROPERTY                  LOCATION        ACRES           DESCRIPTION
------------------  --------------------  ------  ----------------------------
Lake Owen           Wyoming               12,020   Layered PGE-Gold Intrusive
------------------  --------------------  ------  ----------------------------
Albany              Wyoming                  120              Marginal Contact
------------------  --------------------  ------  ----------------------------
Spruce Mountain     Wyoming                  840  PGE-Ni-Cu Dike, Hydrothermal
------------------  --------------------  ------  ----------------------------
Centennial West     Wyoming                3,180  PGE-Ni-Cu Dike, Hydrothermal
------------------  --------------------  ------  ----------------------------
Douglas Creek       Wyoming                  680  PGE-Ni-Cu Dike, Hydrothermal
------------------  --------------------  ------  ----------------------------
Keystone            Wyoming                2,420  PGE-Ni-Cu Dike, Hydrothermal
------------------  --------------------  ------  ----------------------------
Stillwater Complex  Montana                1,580         Layered PGE Intrusive
------------------  --------------------  ------  ----------------------------
McCormick Creek     Montana                  720                PGE-Ni-Cu Dike
------------------  --------------------  ------  ----------------------------
Pole Corral         California             1,580       PGE-Cr Alpine Intrusive
------------------  --------------------  ------  ----------------------------
Shamrock            Oregon                   100                PGE-Ni-Cu Dike
------------------  --------------------  ------  ----------------------------
Hardrock Johnson    Nevada                   260                PGE-Ni-Cu Dike
------------------  --------------------  ------  ----------------------------
Willow Springs      Nevada                   620                PGE-Ni-Cu Dike
------------------  --------------------  ------  ----------------------------
Peter Lake          Saskatchewan, Canada  66,770   Layered PGE-Ni-Cu Intrusive
------------------  --------------------  ------  ----------------------------
Total                                     90,890
------------------                        ------


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

     We located an additional 497 unpatented mining claims in an agreed area of interest near the Lake Owen property in the first half of 2000. We are obligated to pay to Chevron Minerals or General Minerals a 4% net profits interest with respect to these claims and any other claims we acquire in an area of interest.

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

     Exploration Plans. The exploration program for the Lake Owen property has been divided into three phases that we currently plan to conduct over a three-year period, which began in March 2000. In phase one, we plan to focus on the evaluation of existing geologic data generated by Chevron Minerals, and on geologic logging and assaying of existing drill core. Phase two is expected to involve continued field exploration, including geologic mapping, geochemical sampling, and geophysical surveys to define drill targets. We expect phase three to consist of a diamond drilling program intended to better delineate known precious metal anomalies and to include exploration for new zones of higher-grade platinum group metals mineralization.

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

     Land Status. We have staked 159 unpatented mining claims in this area in September 2000 and own a 100% interest in the claim block.

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

     Land Status. We staked 79 unpatented lode claims in three separate claim blocks in the Stillwater mafic-ultramafic layered intrusive complex in south central Montana from July through October 2000. We own a 100% interest in each of the claim blocks.

     Exploration History. Johns-Manville Corporation geologists discovered palladium and platinum in this area, approximately one mile from our claims, during the early 1970s. This discovery was developed as the Stillwater mine, which is the largest producer of platinum group metals in North America.

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

     The U.S. Bureau of Mines mapped the surface exposure of sulfide mineralization, which extends for at least 200 feet long and 200 feet deep, and ranges from about five to 38 feet wide. The Bureau also discovered a four-foot wide zone of nickel sulfide mineralization at the base of a road cut 500 feet southwest from the main norite dike. This sulfide zone may represent a parallel, mineralized mafic dike that has not yet been evaluated.

     During the mid-1980s, Freeport Exploration investigated the Shamrock property for its platinum group metals potential. Freeport staked approximately 40 lode claims, conducted geologic mapping, surface and underground sampling, and completed about nine miles of ground magnetic surveys. In June 1999, we staked our five lode claims on ground where Freeport had located its drill holes, and we conducted limited surface and underground geologic mapping and sampling. All of our underground samples returned encouraging precious and base metal mineralization.

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

     Exploration History. The Peter Lake claims are a portion of the Peter Lake intrusive complex. In 1982, exploration geologists discovered platinum and palladium-bearing sulfides in this area. During the mid-1980s, additional exploration revealed that the lower gabbroic sequence contained platinum-palladium-copper-nickel occurrences spread over a strike length of approximately 81 miles. Additional exploration work was completed this year in the area by another company.

     Geology and Mineralization. The Peter Lake complex, with a length of 180 kilometers (approximately 112 miles) and a width of 30 kilometers (approximately 19 miles), is one of the largest layered complexes in the world. The Peter Lake complex represents reef type platinum group metals mineralization that has undergone some metamorphism and hydrothermal remobilization.

     Two types of mineralization are present in the Archean aged Peter Lake layered complex. The lowermost sequence of the complex consists of primarily cumulate layering of anorthosite and pyroxenite with sulfides concentrated at the lithological boundaries. Metamorphism has altered pyroxenes to amphiboles and obliterated much of the layering. The thickness of this zone is approximately 2 kilometers. An upper sequence separated by a gneissic and granitic zone shows, in its basal part, textures that include marginal mixed magma textures, inclusion breccia zones and plagioclase-hornblende veinlets, as well as hosting ultramafic and mafic dikes. The upper sequence has a width of over 1.5 kilometers.

DROPPED  PGE  PROPERTIES

VANGUARD,  MONTANA

     Location and Access. The Vanguard platinum group metals property, formerly named Lady of the Lake, was located on Bureau of Land Management land in Madison County, Montana. The property is approximately 12 miles northeast of Sheridan and is accessible only by helicopter or trail.

     Land Status. In early 2000, we located 121 unpatented mining claims in the Lady of the Lake layered iron-magnesium-rich complex.

     Exploration History. The Vanguard area was initially mapped and geochemically sampled in the mid-1980s by a small exploration company. Our review of the results of that program indicated the existence of anomalous platinum, palladium and gold values throughout the district.

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

     Status. The Company elected to not pay its claim filing fees in August 2001 and therefore has terminated its interest in the property.

INTREPID,  MONTANA

     Location and Access. The Intrepid platinum group metals property were comprised of eight unpatented mining claims located within the Vanguard claim block in Madison County, Montana. The property is approximately 12 miles northeast of Sheridan and is accessible only by helicopter or trail.

Land Status. In May 2000, we entered into a three year lease and option agreement under which we have the right to acquire a 100% interest in the Intrepid claims. Upon entering into the agreement, we paid the claim owners $5,800 and 100,000 shares of common stock. Under this agreement, the Company was obligated to incur exploration expenditures of not less than $10,000 by September 30, 2001, $15,000 by March 4, 2002 and $15,000 by March 4, 2003. In
addition, the Company was to have made advance royalty payments of $10,000 by March 4, 2001, $25,000 by March 4, 2002 and $35,000 each year thereafter. In March 2001, the Company and the claim holders agreed to replace the March $10,000 advance royalty payment with a $9,000 payment due May 11, 2001. Only $1,000 of this royalty payment was made. Also in connection with this agreement, the Company issued to the holders 3,000 shares of common stock on March 11 with an aggregate value of $2,340. By the date of this report, the Company had elected to withdraw from the lease and option agreement on the Intrepid claims and is negotiating with the Lessors over final payments to be made, which are due and owing under the agreement.

CISCO  BUTTE,  CALIFORNIA

     Location and Access. The Cisco Butte platinum group metals property was located in Nevada County, California. The Cisco Butte property is approximately 50 miles northwest of the town of Red Bluff, and can be reached by paved interstate highway and gravel roads.

     Exploration History. No evidence of previous exploration was observed within our claim block.

     Geology and Mineralization. Our claims were located on the eastern portion of the Emigrant Gap mafic-ultramafic terrain, which measures approximately 14 miles long and five miles wide. Samples collected during initial reconnaissance activities detected anomalous platinum group metals mineralization within mafic-ultramafic rocks.

     Land Status. We staked 33 unpatented lode claims in this area during September 2001 and owned a 100% interest in the claim block. The Company elected to not pay its claim filing fees in August 2001 and therefore has terminated its interest in the property.

OTHER  PROPERTIES

     During the year ended September 30, 1998, we purchased, through the issuance of 150,000 shares of common stock, the Rae Wallace Company, which owned four patented mining claims located just north of Anchorage, Alaska. In May 1999, we sold the Rae-Wallace Company to another exploration company for $20,000 and retained a 2.5% net smelter return production royalty on the production of minerals from the property.

     We have recently sold, or are holding for sale the other properties described below, which had been acquired for their potential for minerals other than platinum group minerals.

     - In July 2001, we sold 15 unpatented mining claims in Kootenai County, Idaho, comprising the Silver Strand property to New Jersey Mining Company in exchange for 50,000 shares of its common stock valued at $5,000 and its commitment to spend a total of $200,000 on exploration of the property over the three year period ending in July 2003. We also retained a 1.5% net smelter return production royalty, decreasing to 0.5% once we have received payments totaling $50,000, on the production of minerals from the Silver Strand property. During the three year period, we may reacquire the property if New Jersey Mining Company does not complete the required expenditures or chooses to terminate the purchase agreement. Kurt Hoffman, our President, Chief Executive Officer and a director, was formerly a director of New Jersey Mining Company. Mr. Hoffman resigned from New Jersey in July, 2001. Fred Brackebusch, the President, Treasurer, and a director and majority owner of New Jersey Mining Company, was one of our directors until March 2001.

     - Subsequent to the fiscal year end we sold the Pyramid property, consisting of five unpatented mining claims in Churchill County, Nevada, to Calumet Mining Company, a related party. Calumet Mining
          Company is a related party by virtue of the fact that Mr. Ryan, our Chief Financial Officer and a Director of the Company, is also an Officer and Director of Calumet. Further, Thomas Mancuso, our Chief Operating Officer, is a consultant to and major shareholder of Calumet Mining Company. The Pyramid property was sold to Calumet for 50,000 shares of the common stock of Calumet. The Company retained a net smelter return royalty in the property should the Pyramid be placed in production in the future. This transaction is not an "arms-length" transaction by virtue of the related character of the parties. Therefore, the consideration paid for the Pyramid may be considered as being totally arbitrary and not the product of substantial negotiation.

OUR  EXPLORATION  PROCESS

     Our exploration program is designed to acquire, explore and evaluate exploration properties in an economically efficient manner. We have not at this time identified or delineated any platinum group metals reserves on any of our properties.

     Our current focus is primarily on the evaluation of our exploration properties, particularly the Lake Owen and Peter Lake properties since we have substantial work commitments to complete in order to retain our property rights therein. As indicated above, we have formulated specific exploration plans for our Lake Owen property, however, nothing specific has been formulated for Peter Lake at the date of this report. Depending on the amount of funds we have available, we may also conduct work in fiscal year 2002 on other of our portfolio properties.

     We expect our exploration work on a given property to proceed generally in three phases. Our first phase typically begins with research of the available geologic literature, as well as personal interviews with geologists, mining engineers and others familiar with the prospect sites. When the research is completed, we augment this initial work with geologic mapping, geophysical testing and geochemical testing of our claims. We examine any existing workings, such as trenches, prospect pits, shafts or tunnels. If we identify an apparent mineralized zone and are able to narrow it down to a specific area, we begin trenching the area. Trenches are generally approximately 150 feet in length and 10 to 20 feet wide. These dimensions allow for a thorough examination of the surface of the vein structure types that we would expect to encounter at our properties. They also allow for efficient reclamation, re-contouring and re-seeding of disturbed areas. Once excavation of a trench is completed, samples are taken and analyzed for economically potential minerals that are known to have occurred in the area in question. Careful interpretation of the data collected from the various tests assists us in determining whether a prospect has current economic potential and whether further exploration is warranted.

     Subject to obtaining the necessary permits in a timely manner, the first phase can typically be completed on an individual property in several months at a cost of less than $300,000. We have completed research on and examination of each of our properties, and have commenced sampling on our Lake Owen, Stillwater, and McCormick Creek properties.

     Our second phase would involve an initial examination of the underground characteristics of mineralization that has been identified at any particular property during the first phase of the exploration program. This phase is intended to identify any mineral deposits of potential economic importance. The methods employed would include:

     -    more  detailed  geologic  mapping;
     -    more  advanced  geochemical  and  geophysical  surveys;
     -    more  extensive  trenching;  and
     -    exploration  drilling.

     Subject to obtaining the necessary permits in a timely manner, the second phase can typically be completed on an individual property in six to nine months at a cost of less than $1 million. None of our properties has reached the second phase.

     Our third phase would be aimed at precisely defining depth, width, length, tonnage and value per ton of any deposit that has been identified. We would accomplish this through development drilling, metallurgical testing, and obtaining other pertinent technical information required to define an ore reserve and complete a feasibility study. Depending upon the nature of the particular deposit, the third phase on any one property could take 1 to 5 years or more and cost up to $20,000,000 or more.

     We intend to explore and develop our properties ourselves, although our plans could change depending on the terms and availability of financing and the terms or merits of any joint venture proposals.

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

                                    EMPLOYEES

     Currently, we have five employees. Three of the employees are full-time, two are part-time.


                                  RISK FACTORS

     An investment in Trend Mining involves a high degree of risk. Investors and prospective investors should consider carefully the following risk factors, in addition to all of the other information in this registration statement.

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

HISTORY OF LOSSES - WE EXPECT LOSSES TO CONTINUE FOR AT LEAST THE NEXT THREE YEARS.

     As an exploration company that has no recent production history, we have incurred losses since the inception of our current exploration activities in 1998. We expect to continue to incur additional losses for at least the next three years due to expenses associated with the research, exploration and development of our mineral properties. As of September 30, 2001, we had an accumulated deficit of approximately $6,624,000. There can be no assurance that we will achieve or sustain profitability in the future.

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

WE MAY NOT BE ABLE TO RAISE THE FUNDS NECESSARY TO EXPLORE AND DEVELOP OUR MINERAL PROPERTIES.

     We need to seek additional financing from the public or private debt or equity markets to continue our business activities. We have borrowed from our principal shareholder to fund certain of our activities. There can be no assurance that our principal shareholder will continue to advance funds to us or that our efforts to obtain financing will be successful. We will need to seek additional financing to complete our exploration and development of any target properties, should the exploration program prove a property to be worth developing. Sources of such external financing include future debt and equity offerings, and possible joint ventures with another exploration or mining company. There can be no assurance that additional financing will be available on terms acceptable to us. The failure to obtain such additional financing could have a material adverse effect on our results of operations and financial condition. There can be no assurance that we will be able to secure the financing necessary to retain our properties or to sustain exploration activities in the future.

     In addition, we issued in a private placement to Mr. Kaplan, our principal shareholder, one share of Series A preferred stock following our reincorporation in Delaware. The terms of the Series A preferred stock provide that each issuance by us of common stock, preferred stock, options, warrants or other equity securities, which may be necessary or desirable to raise additional financing on acceptable terms, would require the written consent of Mr. Kaplan or the then current holder of the Series A preferred stock. Under certain circumstances, Electrum LLC, which beneficially owns approximately 23 percent of our outstanding common stock, and Asher Edelman, who beneficially owns approximately 16 percent of our outstanding common stock, would be permitted to acquire the Series A preferred stock to be held initially by Mr. Kaplan. There can be no assurance that we will be able to obtain the required consent of the holder of the Series A preferred stock.

COMPETITION - WE COMPETE AGAINST LARGER, BETTER FINANCED AND MORE EXPERIENCED COMPANIES.

     The exploration industry is very competitive. Exploration companies compete to obtain and to evaluate exploration prospects for their drilling, exploration, development, and, ultimately, mining potential. We encounter competition from both larger, better-financed companies, such as Stillwater Mining Company, and other similarly situated junior mining companies in connection with the acquisition of properties with the potential of profitably producing platinum group metals. There can be no assurance that such competition, although customary in the industry, will not result in delays, increased costs, or other types of negative consequences affecting us, or that our planned exploration program will yield commercially mineable ore reserves.

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

POTENTIAL  FUTURE  SALES  PURSUANT TO RULE 144 COULD DEPRESS OUR STOCK PRICE AND
ADVERSELY  AFFECT  OUR  ABILITY  TO  RAISE  ADDITIONAL  EQUITY  FINANCING.

     Of our outstanding shares of common stock as of September 30, 2001, some of these shares "restricted securities," as that term is defined in Rule 144 under the Securities Act. In general, under Rule 144 a person who has satisfied a one-year holding period may sell limited numbers of shares. Rule 144 also permits the sale of shares without any quantity limitation, by persons who are not our affiliates and who have beneficially owned the shares for a minimum period of two years. The possible sale of these restricted shares may have a depressive effect on the price of our securities and such sales, if substantial, might also adversely affect our ability to raise additional equity capital.


FUTURE ISSUANCES OF ADDITIONAL COMMON STOCK COULD DILUTE THE OWNERSHIP INTERESTS OF INVESTORS.

     In connection with our reincorporation in Delaware we amended our charter to increase substantially the number of authorized shares of common stock and to authorize the issuance of preferred stock by action of the Board of Directors without stockholder approval. Our Board of Directors has the power to issue such shares, subject, in some instances, to shareholder approval. Additional issuances by us from our authorized but unissued shares would have the effect in many cases of diluting the relative ownership interest of existing shareholders.

THE PUBLIC MARKET FOR OUR COMMON STOCK IS THINLY TRADED AND LACKS LIQUIDITY, WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

     At present, our common stock is traded under the symbol "TRDM" on the OTC Bulletin Board operated by the National Association of Securities Dealers ("NASD"). This market is thinly traded and lacks the liquidity of other public markets with which some investors may have more experience. There is no assurance that a more liquid trading market will develop or, if developed, would be sustained. A purchaser of shares may, therefore, be unable to resell any securities should he or she desire to do so. Furthermore, it is unlikely that a lending institution would accept our securities as pledged collateral for loans unless a regular trading market develops.

THE UNITED STATES PENNY STOCK RULES MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

     Because shares of our common stock will not be quoted on a national securities exchange in the United States, the shares will be subject to rules adopted by the U.S. Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in "penny stocks." These rules require that prior to effecting any transaction in a penny stock, a broker or dealer must give the customer a risk disclosure document that describes various risks associated with an investment in penny stocks, as well as various costs and fees associated with such an investment. It is possible that some brokers may be unwilling to engage in transactions of shares of our common stock because of these added disclosure requirements, which would make it more difficult for stockholders to sell his shares. Further reference material involving the risks of investing in "penny stocks" may be obtained from the U.S. Securities and Exchange Commission online at their website. Other information may be available from State Securities Regulators or Broker-Dealers with which investors may do business.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10KSB contains forward-looking statements that involve substantial risks and uncertainties. Investors and prospective investors in our common stock can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "continue" and other similar words. Statements that contain these words should be read carefully because they discuss our future expectations, make projections of our future results of operations or of our financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the sections captioned "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation," as well as any cautionary language in this document provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors and prospective investors in our common stock should be aware that the occurrence of the events described in the "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation" sections and elsewhere in this Form 10KSB could have a material adverse effect on our business, operating results and financial condition.

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


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

     Our loss for the year ended September 30, 2001 was $3,473,425 which increased our accumulated deficit as of September 30, 2001 to $6,624,502. We have inadequate cash to fund our planned acquisition and exploration activities and other operations during the next 12 months. These factors raise substantial doubts about our ability to continue as a going concern without raising significant additional capital. The Company has continued to fund itself on a month-to-month basis though loans from shareholders, officers, directors and other private parties and also through small private placements of its common stock.

     The Company has substantial operational commitments to fund in order to maintain its land holdings as now configured. This includes work commitments on its Lake Owen and Peter Lake properties, annual assessment work requirements on the remainder of its unpatented mining claims, as well as federal and county filing fees due on such unpatented claims. The inability of the Company to raise substantial capital in the first quarter of calendar year 2002 may severely impact its ability to retain the properties described in this report. This is in particular applicable to the Lake Owen and Peter Lake properties which have required work commitments which can only be completed during the 2002 field season which begins in May and ends in October. However, the Company must have such funds in place in order to plan and execute its work program in a timely manner and to preserve its rights to its properties. Further, the Company must raise substantial funds prior to mid-August, 2002 in order to pay claim fees due and owing on its unpatented mining claims. Failure to make these payments will result in the loss of its unpatented claims which make up all or most of the properties discussed in this document.

     The Company may also be adversely affected by claims of its creditors. The Company at this time is technically insolvent in that its liabilities exceed its assets and secondly, in that it has been unable to make payments to its creditors in a timely fashion as they come due. The Company is indebted to trade creditors, professional service providers, officers, directors and shareholders who have provided loans to the Company, as well as to the Internal Revenue Service for back FICA tax withholdings. Although the Company has been successful to date in persuading its creditors to exercise patience and has also made certain arrangements with the Internal Revenue Service vis- -vis collection of past due tax payments, there can be no assurance that such "standstill"
arrangements will continue to be honored in the future. At anytime it is possible that some or all of such creditors may file lawsuits to collect amounts owing, attempt to place holds on demand and time deposits of the Company, or force insolvency proceedings upon the Company. If any of these events occurred,
                                                --------------------------------
the  Company would probably be forced to cease or suspend operations which would
--------------------------------------------------------------------------------
likely  have  a  serious  and  highly  detrimental  effect upon the price of the
--------------------------------------------------------------------------------
publicly  traded  common  stock  of  the  Company.
--------------------------------------------------

     The severe shortage of capital also hinders our ability to retain highly skilled and qualified personnel who are a key to the future success of the Company. This lack of funding may have a demoralizing effect upon our employees, officers, and directors that may ultimately lead to poorer productivity or outright resignation. In such event, the ability of the Company to successfully implement its business plan as discussed herein would be severely hampered if not altogether thwarted.

     Since February 2000, the exercise by Electrum LLC of its options to acquire our common stock, loans to the Company, and other private financing have generated funds to finance our activities. We have also entered into certain loan arrangements, principally with the major shareholders of the Company which we have utilized to fund our activities. As of September 30, 2001, we have borrowed approximately $754,000 from several of our largest stockholders. We need to seek additional financing from the public or private debt or equity markets to continue our business activities. There can be no assurance that lenders, principally our major shareholders, will continue to advance funds to us or that our efforts to obtain additional financing will be successful. For
                                                                             ---
the  reasons  stated  above,  if  we  are unable to raise significant additional
 -------------------------------------------------------------------------------
capital  in  the  first  half  of  2002,  it is likely that we will be forced to
 -------------------------------------------------------------------------------
suspend  or  cease  operations.
 ------------------------------

     If we are able to raise additional capital on acceptable terms, our primary business objective in 2002 will be to focus on satisfying the work commitments that are required on the Lake Owen property under the Lake Owen option agreement. We plan to spend from $500,000 to $750,000 during 2002 on property maintenance fees, scientific analyses of existing geologic data, and general exploration activities on the Lake Owen property. In addition, we anticipate spending from $200,000 to $300,000 on a selected basis on our other existing properties for reconnaissance and detailed exploration work, which may include geological mapping, geochemical sampling, and/or geophysical surveys. During the quarter ended September 30, 2001, our exploration expenditures totaled $162,565, and $410,553 for the fiscal year ended September 30, 2001.

     As of September 30, 2001, we had a net operating loss for federal income tax purposes of approximately $5,300,000. A significant portion of this net operating loss may expire without it being utilized, as we may be unable to begin profitable operations, which would involve moving from being an exploration stage company to a development stage company and finally an operating entity, before its expiration. The net operating loss may be further limited under Internal Revenue Service rules concerning limitations from ownership changes. Our management believes there is no current basis for the recognition of the value of the deferred tax assets derived from the net operating loss. At such time that our management believes that profitable operations are imminent, the value of any net operating loss then available will be used to determine the net deferred tax asset, if any, to be recognized.


                       ITEM 3.  DESCRIPTION OF PROPERTIES

     Our  interests  in  our  exploration  properties  are  described in Item 1.

     Our executive offices are located at 401 Front Avenue, Suite 1, Second Floor, Coeur d'Alene, Idaho 83814, and our telephone number is (208) 664-8095. We lease our office space under a three- year lease for monthly rent payments of $2,656.

     We maintained office facilities in Reno, Nevada until July, 2001. Although we have vacated this office space and are attempting to sublet such space, we are obligated under a lease that requires monthly payments of $1,775 until July 2002.


                ITEM 4.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

     The following table sets forth as of September 30, 2001 the common stock ownership of the directors, executives officers and each person known by us to be the beneficial owner of five percent or more of our common stock. The percentage of ownership is based on 18,930,525 shares of our common stock being issued and outstanding as of September 30, 2001.

                                                     NUMBER OF SHARES OF
                                                            COMMON STOCK   PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)               BENEFICIALLY OWNED       SHARES
---------------------------------------------------  -------------------  -----------
DIRECTORS AND EXECUTIVE OFFICERS:
J. Michael Sharratt(2)                                            32,500           *

Jeffrey M. Christian(3)                                          125,000           *

Kurt J. Hoffman(4)                                               555,796         1.9%

Arthur E. Johnson(2)                                             176,767           *

Dave Mooney(FOOT1 7)                                             142,500           *

Ishiung J. Wu(2)                                                  30,000           *

Thomas K. Mancuso(6)                                             220,300           *

John P. Ryan (FOOT2 5)                                           131,667           *

All officers and directors as a group   (8 persons)            1,414,530        4.89%

5 PERCENT STOCKHOLDERS:
Thomas S. Kaplan(8)                                           13,806,407       47.71%
c/o William Natbony, Esq.
Rosenman & Colin LLP
575 Madison Avenue
New York, NY 10022-2585

Asher B. Edelman(9)                                            4,995,500       17.26%
c/o Edelman Companies
717 Fifth Avenue
New York, NY  10022

General Minerals Corporation(10)                               1,232,957        4.26%
789 Sherman Street, Suite 600A
Denver, Colorado 80203


__________________________
1  The  address  of  each  such  person,  unless otherwise noted, is c/o Trend Mining
Company,  401  Front  Avenue,  Suite  1,  Second  Floor, Coeur d' Alene, Idaho 83814.
2  These  shares  include  15,000  shares  issuable pursuant to an option exercisable within  60  days.
3  Mr.  Christian directly owns warrants exercisable within 60 days to acquire 15,000 shares and has voting and dispositive control with respect to 180,000 shares owned by
CPM  Group  of  which  he  is  the  sole  stockholder.
4  These  shares  include  309,300  shares issuable pursuant to an option exercisable within  60  days.
5  These  shares  include  shares  beneficially  owned  by  others  over which he has dispositive  control  and  an  option  to acquire 41,667 shares exercisable within 60 days.
6  These  shares  include  145,300  shares issuable pursuant to an option exercisable within  60  days.
7  These  shares  include  112,500  shares issuable pursuant to an option exercisable within  60  days.
8  Mr.  Kaplan  has  voting  and dispositive control with respect to 1,000,000 shares owned  by  Tigris  Financial  Group  Limited of which he is the sole stockholder.  He also,  pursuant  to  a voting trust agreement expiring March 31, 2001, has voting and dispositive  control with respect to 4,307,588 shares, warrants exercisable within 60 days  to  acquire  7,314,761  shares, and the right to acquire within 60 days 385,000 shares  and  warrants exercisable within 60 days to acquire 993,058 shares, all owned by  Electrum  LLC.
9  Mr.  Edelman  directly  owns 900,000 shares and has voting and dispositive control with  respect  to  an  additional 2,145,500 shares and warrants exercisable within 60 days  to  acquire  950,000  shares, and the right within 60 days to acquire 1,000,000 outstanding  shares.
10  These  shares  include  200,000 shares issuable pursuant to a warrant exercisable within  60  days.

*  Amount  shown  as  less  than  1  percent.


                ITEM 5.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                               AND CONTROL PERSONS

DIRECTORS  AND  EXECUTIVE  OFFICERS

     The following table sets forth information concerning our directors and executive officers.

NAME                  AGE                    POSITION
--------------------  ---  -----------------------------------------------

J. Michael Sharratt    71  Chairman and Director
Jeffrey M. Christian   45  Director
Kurt J. Hoffman        35  Chief Executive Officer, President and Director
Arthur E. Johnson      53  Director
Dave Mooney            41  Vice President of Exploration
Ishiung J. Wu          55  Director
Thomas Mancuso         41  Vice President, Chief Operating Officer
John P. Ryan           39  Vice President, Chief Financial Officer,
                           Secretary and Treasurer, Director


     Our Board of Directors has established a Compensation Committee consisting of J. Michael Sharratt, Arthur E. Johnson, and John Ryan. The Board has also established an Audit Committee consisting of Jeffrey M. Christian and Ishiung J. Wu.

     Set forth below is certain information with respect to the Issuer's directors and executive officers.

OUTSIDE  DIRECTORS

     J. Michael Sharratt became a member of the Board and began serving as the Company's Chairman in August 2000. Mr. Sharratt is one of the most distinguished platinum-group explorationists in North America, with direct hands-on experience involving North America's most important PGM deposit. Prior to joining the Company, Mr. Sharratt served as Vice Chairman, from 1994 to 1997, and President, from 1992 to 1994, of Stillwater Mining Company. As Vice President and Senior Director of Mining and Minerals for Manville Corp., the co-developer of the Stillwater platinum/palladium mine in Montana, Mr. Sharratt was a principal figure in the exploration and development of the Stillwater mining complex, the largest platinum group metals operation in North America. In addition to the evaluation and development of Stillwater, over his long career at Manville, where he began as an exploration geologist, Mr. Sharratt's responsibilities ultimately included all of Manville's mineral exploration projects worldwide and oversight responsibility for the ore development at nine operating mines in six countries. Mr. Sharratt is a member of the International Precious Metals Institute, where he serves as a Director, as well as the Canadian Institute of Mining and Metallurgy and the Society of Mining Engineers.

     Jeffrey M. Christian was elected to the Board of Directors in August 2000. Mr. Christian is Managing Director of CPM Group, the leading independent precious metals research and consulting firm. Mr. Christian is a recognized figure in the precious metals industry and has been involved in much of the pioneering work applying economic analysis and econometric studies to gold, silver, and the platinum group metals markets. CPM Group's commentary and reports, including their annual surveys of these metals, are closely watched by the industry and investment community. CPM counts among its clients many of the world's largest mining companies, industrial users of precious metals, central banks, government agencies and financial institutions worldwide. Prior to founding CPM Group in 1986, Mr. Christian headed the precious metals and statistical work in the Commodities Research Group at J. Aron and Goldman Sachs from 1980 until 1986. In 1984, he became director of the department; in 1985 he served as its group Vice President. Mr. Christian is President and a Director of the International Precious Metals Institute.

     Arthur E. Johnson has served as a Director since June 1998. Since May 1995, Mr. Johnson has been engaged in family-owned timber and ranching businesses. His family's mining interests, apart from Trend Mining Company, also include base and precious metals properties in the western United States.

     Ishiung Wu became a Director in August 2000. Dr. Ishiung Wu, co-founder and Vice President, Acquisitions of General Minerals Corporation, has over thirty years experience in mineral exploration management. As a former manager of exploration for Chevron Resources Company in North and South America, he was a member of a platinum working group which evaluated platinum group metals exploration models at the Stillwater complex, of which Chevron was the co-developer with Manville Corp. This exploration model was applied successfully in the location of the Lake Owen property (now controlled by Trend Mining) for Chevron and the subsequent discovery of multiple platinum group metals occurrences. Prior to his career at Chevron, Dr. Wu garnered extensive field experience, which was accompanied by several mineral discoveries, through his work with Exxon Minerals, Kennecott Exploration, Cerro de Pasco and Compania de Minas Buenaventura. Dr. Wu holds an M.A. and Ph.D. in economic geology from Harvard University and is a fellow of the Society of Economic Geologists.

INSIDE  DIRECTORS  AND  OFFICERS

     Kurt Hoffman has served as our Chief Executive Officer, President and a Director since June 1998. With more than 17 years experience in the mining industry, Mr. Hoffman is primarily responsible for refocusing the Company on the acquisition and exploration of PGE properties. From March 1995 to June 1998, Mr.

Hoffman was the owner and President of Kurt J. Hoffman Mining & Land Services, a private mining consulting firm that provided property sales, acquisitions and land management services for a number of U.S. based mining and timber companies. He has worked for Sunshine Mining Co., Mine Fabrication and Machine, Placer Mining Corp. and, in his capacity as a consultant, a number of other resource-related companies.

     David G. Mooney has served as Chief Geologist since March 2000 and Vice President of Exploration since August, 2001. Prior to joining the Company, Mr. Mooney worked with Micon International Ltd., an international geological and mining consulting company, and provided consulting services to Stillwater Mining Company, North America's largest primary PGM producer. Mr. Mooney was responsible for initiating and setting up an exploration and acquisitions group within Stillwater Mining, and was charged with identifying and prioritzing the most attractive PGM exploration targets in North America. From July 1993 to November 1998, Mr. Mooney was with Lonmin Plc., one of the largest platinum producers in the world. Before leaving the company, he held the position of Chief Geologist, where he was responsible for its platinum group exploration activities in the Bushveld, South Africa as well as the mineral resource management for the entire group. Prior to assuming this post, Mr. Mooney was Chief Geologist for Lonmin's Eastern Platinum Ltd. Mine, where he was responsible for all geological and geophysical interpretations, exploration, mineral resource estimations and grade control. Mr. Mooney was educated at Trinity College, Dublin and Rhodes University, South Africa from which he holds a Master of Science in Exploration Geology. Mr. Mooney is a member of the Geological Association of Canada, Society for Mining and Exploration as well as the Geological Society of South Africa.

     Toby Mancuso has served as our Vice President and Chief Operating Officer since November of 2000. Prior to joining Trend, Mr. Mancuso was involved in the successful start-up of four mines in the United States as well the development of companies which apply advanced technologies to mining operations. From 1987-1997, Mr. Mancuso worked for the Kennecott Corp., which included serving as the Chief Geologist for the Kennecott Exploration Company (1993-1997). As Kennecott's Chief Geologist, Mr. Mancuso was responsible for management of multiple precious metal projects, property acquisitions, project planning, permitting, and supervision of mineral development programs. Mr. Mancuso served as Technical Superintendent at Kennecott's Flambeau mine in Wisconsin (1992-1993), with responsibilities which included mine start-up and supervision of all engineering, operations and geology personnel, public relations, and negotiations with federal and state officials. As Chief Geologist at Kennecott's Rawhide Mine (1987-1992), Mr. Mancuso was responsible for project planning, mine start-up, and management of all mine geology and exploration programs. Mr. Mancuso also worked for Freeport McMoRan (1983-1987), as a Senior Mine Geologist, responsible for geological and metallurgical research activities. Mr. Mancuso served as a consultant to Trend Mining Company from January 1999 through December 2000. From 1997-1999, Mr. Mancuso and his consulting firm, Mancuso Resource Development Services, were responsible for mineral project generation, marketing, development and management for various mineral companies, Indian reservations, and private individuals throughout the western United States, Canada and Mexico. He also served as liaison or intermediary between mining companies, government officials, Indian tribes, and landowners regarding project development, environmental, and social issues. Mr. Mancuso holds a B.S. in geology from Bowling Green State University and an M.S. in geology from the Idaho School of Mines at the University of Idaho.

     John  Ryan  serves  as the Company's Chief Financial Officer, Secretary and
Treasurer as well as being on the Board of Directors. Mr. Ryan was an early investor in Trend Mining and has held several posts within the Company over the past several years. Mr. Ryan has a broad frame of reference in the management and financing of development stage natural resource companies, including Metalline Mining Company and Royal Silver Mines. He presently holds positions with Cadence Resources, an energy exploration and development company, as well as several other venture-stage technology and resource companies. Mr. Ryan is a former U.S. Naval Officer and obtained a B.S. in Mining Engineering from the University of Idaho and a Juris Doctor from Boston College Law School.



                         ITEM 6.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by Trend Mining for the last two completed fiscal years for the President and Chief Executive Officer. No other officer or director received more than $100,000 in compensation from Trend Mining.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION
                               -------------------

              NAME AND PRINCIPAL POSITION       YEAR  SALARY
         -------------------------------------  ----  -------

         Kurt J. Hoffman                        2001  $88,000
         President and Chief Executive
         Officer

         Kurt J. Hoffman                        2000  $78,804
         President and Chief Executive Officer


     In 2001, Mr. Hoffman received $88,000 of his salary in cash. In 2000, Mr. Hoffman received $70,458 of his salary in cash and $8,346 in shares of our common stock, comprised of 26,924 shares at $0.31 per share.

     No other officers received compensation in cash or stock in the years 200 or 2001 in excess of that of Mr. Hoffman.

COMPENSATION  OF  DIRECTORS

     For fiscal year 1999, we granted to each of our directors 1,500 shares, valued at $0.25 per share, as compensation. On April 11, 2000, we granted to each departing director options to purchase 1,000 shares of common stock for each completed year of service. These options are exercisable from April 15, 2000 to April 15, 2003. The following table sets forth information regarding these option grants:


                        YEARS OF  OPTIONS  EXERCISE
           NAME         SERVICE   GRANTED    PRICE
     -----------------  --------  -------  ---------

     Lovon Fausett            17   17,000  $    0.50
     Don Springer             17   17,000  $    0.50
     Geraldine Schimpf        17   17,000  $    0.50
     Robert Gee                8    8,000  $    0.50
     Bill Jacobson             5    5,000  $    0.50
     Grant Brackebusch         3    3,000  $    0.50

     For fiscal year 2000, we granted to each of our then current directors 15,000 shares of our common stock, 150,000 shares in the aggregate, at $0.70 per share as compensation. In August 2000, we awarded J. Michael Sharratt upon his appointment to the Board 1,500 shares, valued at $1,050 or $0.70 per share, as compensation for board service in 2000. For fiscal year 2001, the Board has considered various compensation proposals but none were adopted before the end of the fiscal year, and none have been adopted as of the date of this report.


             ITEM 7.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GENERAL  MINERALS  CORPORATION

     Effective July 27, 1999, we entered into the Lake Owen option agreement with General Minerals Corporation, which owns beneficially approximately 9 percent of our common stock. The primary terms and conditions of that option agreement are described in Item 1 of Part I under the heading "Exploration Properties - Lake Owen, Wyoming." The Lake Owen option agreement was amended in June 2000. Pursuant to that amendment, General Minerals agreed to give up certain anti-dilution protections and the right to participate in future stock offerings. In return, we issued to General Minerals in June 2000 an additional 200,000 shares of our common stock valued at $120,000, and warrants to purchase an additional 200,000 shares of our common stock at any time during a two-year period ending in June 2002 at $0.70 per share. In addition, in connection with the amendment of the Lake Owen option agreement, General Minerals exercised its rights under the original option agreement to purchase 416,961 shares of our common stock for an aggregate purchase price of $23,351.

TIGRIS  FINANCIAL  GROUP  LTD.  AND  ELECTRUM  LLC

     On December 29, 1999, we entered into a stock purchase agreement with Tigris Financial Group Ltd., under which Tigris purchased 1,000,000 shares of our common stock for $100,000, and was granted rights to acquire additional common stock and warrants. Tigris is solely owned by Thomas S. Kaplan, who beneficially owns approximately 50 percent of our common stock. Tigris has assigned certain of its rights under the stock purchase agreement to Electrum LLC. Mr. Kaplan has, pursuant to a voting trust agreement expiring March 31, 2001, voting and dispositive control of all of our securities owned by Electrum LLC. Because our securities are a significant asset of Electrum, controlled by Mr. Kaplan, Electrum is an affiliate of Tigris.

     The stock purchase agreement was amended in June 2000. Pursuant to that amendment, Electrum agreed to give up certain anti-dilution protections in exchange for the right to acquire additional shares of our common stock and certain preemptive rights. The preemptive rights were terminated in July 2000.

     Pursuant to the stock purchase agreement, Electrum acquired 3,500,000 shares of our common stock for an aggregate purchase price of $490,000 in March 2000, 1,597,588 shares for an aggregate purchase price of $100,000 in June 2000, and an additional 4,740,174 shares for an aggregate purchase price of $545,020 in August and September 2000. Also pursuant to the stock purchase agreement and in exchange for a cash payment of $10,000, we issued in June 2000 a warrant to Electrum to purchase an additional 7,979,761 shares of our common stock for an aggregate purchase price of $3,191,900, exercisable in whole or in part through September 30, 2003. Electrum assigned 3,530,174 shares of our common stock in connection with its acquisition of those shares and 500,000 warrants. Subsequently, Electrum has assigned an additional 2,000,000 shares and 500,000 warrants. Tigris and Electrum own approximately 29% of our outstanding common stock and, upon exercise of their warrants and assuming we have issued no other shares, would own approximately 50% of our then outstanding common stock.

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

     In November 2000, we entered into an agreement with Electrum under which we have borrowed $135,000 to fund certain expenses. The loan bears interest at the annual rate of 5% and is due upon the earlier to occur of the closing of a public or private debt or equity financing or December 1, 2005. In December 2000, we entered into an agreement with Electrum under which we borrowed $200,000 of the $250,000 available to fund our operating costs, with our specific uses of funds approved in advance by Electrum. No additional funds are available under this agreement. The loan obtained under this agreement bears interest at an annual rate of 8% payable semi-annually in arrears, and is due upon the earlier to occur of the closing of a public or private debt or equity financing or June 30, 2001.

     In connection with these loan agreements, in February 2001, we granted to Electrum warrants to purchase 285,000 shares of our common stock at $1.50 per share, exercisable through September 30, 2003. Electrum may also elect to be repaid the total amounts outstanding under both loans in "units" of Trend securities, at the rate of one unit per each $1.25 owed. Each unit would consist of one share of our common stock and a warrant to purchase one share of our common stock at $1.50 per share, exercisable through September 30, 2003. Electrum has agreed that at least $100,000 of the November 2000 loan will be repaid in units.

     On March 12, we entered into an agreement with Electrum under which we have the right to borrow up to an additional $50,000 to fund our operation costs, on the same interest and repayment terms as the loans under the December loan agreement. Under this agreement, in March 2001, we granted to Electrum warrants to purchase 50,000 shares of our common stock at $1.50 per share, exercisable through September 30, 2006. We also agreed to extend through September 30, 2006 the expiration dates of the warrants to acquire 7,979,761 shares issued under the stock purchase agreement and the warrants to acquire 285,000 shares issued under the December loan agreement.

     Following our reincorporation in Delaware, we issued to Mr. Kaplan in a private placement one share of Series A preferred stock. The terms of the Series A preferred stock provide that each issuance by us of common stock, preferred stock, options, warrants or other equity securities will require the written consent of Mr. Kaplan or the then current holder of the Series A preferred stock. Under certain circumstances, Electrum LLC, which beneficially owns approximately 23 percent of our outstanding common stock, and Asher Edelman, who beneficially owns approximately 16 percent of our outstanding common stock, would be permitted to acquire the Series A preferred stock to be held initially by Mr. Kaplan.

     In exchange for our agreement to issue the Series A preferred stock, Mr. Kaplan and Mr. Edelman agreed not to oppose the proposed significant increase in our authorized capital from 30 million shares of common stock to 100 million shares of common stock and 20 million shares of preferred stock.

CPM  GROUP

     CPM Group is managed and wholly owned by Jeffrey M. Christian, a director of our company. CPM Group performs various services for us, including public and shareholder relations, research and market intelligence on platinum group metal markets and financial advisory functions in connection with possible mergers and acquisitions. CPM Group has not performed services for and is not affiliated with Tigris or Electrum.


                       ITEM 8.  DESCRIPTION OF SECURITIES

COMMON  STOCK

     The Company has authorized capital of 100 million shares of Common Stock, $.01 par value, of which 18,750,970 shares are issued and outstanding at September 30, 2001. All outstanding shares have equal voting rights and are validly issued, fully paid and non-assessable. Shareholders have the right to cumulate their votes in the election of directors. Upon liquidation, dissolution, or winding up, our assets, after the payment of liabilities, would be distributed pro rata to the holders of our Common Stock. Except as described below under "Preferred Stock", our shareholders do not have preemptive rights to subscribe for any of our securities and have no right to require us to redeem or purchase their shares.

PREFERRED  STOCK

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

OPTIONS

     As of September 30, 2001 the Company had outstanding options to purchase a total of 974,800 shares of Common Stock exercisable at an average price of $.86.

WARRANTS

     The Issuer has outstanding Warrants to purchase a total of 9,034,761 shares of Common Stock as follows: 7,979,761 shares at an exercise price of $0.40 per share until September 30, 2006; 200,000 at an exercise price of $0.70 until June 2002; 335,000 shares at an exercise price of $1.50 per share until September 30, 2006; 250,000 shares at an exercise price of $1.50 until November 8, 2005; 180,000 shares at an exercise price of $1.50 per share until January 12, 2003, and 90,000 shares at an exercise price of $1.50 per share until June 9, 2004. All warrants are subject to certain adjustments with respect to stock splits, recapitalizations, stock dividends, combinations, consolidations and similar changes in the capitalization of the Issuer.

CONVERTIBLE  DEBT

     As of September 30, 2001, the Company owes $754,000 to shareholders, officers and directors for loans. Of these loans, $605,000 are convertible, at the discretion of the loanees, at a rate of one common stock share for every $1.25 of debt. Also, one warrant will be issued for each converted share and will have a $1.50 exercise price. If the $605,000 in loans were completely converted to common stock, the company would issue 484,000 shares of common stock. If the loanees chose to exercise some or all of the warrants associated with these loans, the Company would receive a maximum of $726,000 in cash from such an exercise.

REGISTRATION  RIGHTS

     Stockholders holding 7,307,588 shares of our Common Stock and warrants to acquire an additional 7,479,761 shares have unlimited demand registration rights. Further, a stockholder holding 820,000 warrants has the right to have the common stock underlying those warrants registered in the next registration statement of the Company.

DIVIDENDS

     Our shareholders are entitled to share equally in dividends when, as and if declared by the board of directors, out of funds legally available therefore.
No dividend has been paid on our common stock since inception, and none is contemplated in the foreseeable future.

TRANSFER  AGENT

     The transfer agent for our common stock is Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.


                                     PART II

                   ITEM 1.  MARKET PRICE FOR COMMON EQUITY AND
                            OTHER SHAREHOLDER MATTERS

     Our shares are traded on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. (NASD) under the trading symbol "TRDM." Summary trading by quarter for fiscal 2001, 2000 and 1999 fiscal years are as follows:

     FISCAL QUARTER       HIGH BID [1]   LOW BID [1]
     -------------------  -------------  ------------

     2001
          Fourth Quarter  $        0.75  $       0.51
          Third Quarter   $        0.98  $       0.60
          Second Quarter  $        1.15  $       0.63
          First Quarter   $        1.38  $       0.75

     2000
          Fourth Quarter  $        1.60  $       0.60
          Third Quarter   $        1.06  $       0.50
          Second Quarter  $        1.06  $       0.28
          First Quarter   $        0.44  $       0.26

     1999
          Fourth Quarter  $        0.44  $       0.08
          Third Quarter   $        1.06  $       0.41
          Second Quarter  $        0.45  $       0.19
          First Quarter   $        0.50  $       0.19

     [1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


     As of September 30, 2001, we had approximately 960 holders of record of our common stock.

     We have not paid any dividends since our inception and do not anticipate paying any dividends on our common stock in the foreseeable future. There are no restrictions which preclude the payment of dividends.


                           ITEM 2.  LEGAL PROCEEDINGS

     We are not a party to any pending litigation and to our knowledge, no action, suit or proceeding has been threatened against any of our officers or directors. Subsequent to the end of the fiscal year, one creditor, Merrill Communications of Denver, Colorado, through a third party collection agency, has threatened to take legal actions to recover a past due account of approximately $49,000. However, to our knowledge, no lawsuit has been filed as of the date of this report.


             ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Our previous accountant, LeMaster and Daniels, PLLC resigned, effective September 1999. LeMaster and Daniels did not prepare financial statements or an audit opinion for the fiscal year ended September 30, 1998. There were no disagreements with LeMaster and Daniels on accounting and financial disclosures.

     Williams & Webster, P.S., our current accountants, were appointed in February 2000. There have been no disagreements on accounting and financial disclosures through the date of this registration statement.

                ITEM 4.  RECENT SALES OF UNREGISTERED SECURITIES

RECENT  ISSUANCES  OF  COMMON  STOCK

     During the year ended September 30, 2001, the Company issued 69,161 shares of common stock valued at $60,802 for services, 5,200 shares of common stock valued at $5,880 as compensation, 33,333 shares of common stock from options exercised by an employee for cash of $10,000, 75,000 shares valued at $63,750 to directors as compensation, 3,000 shares valued at $2,340 to modify an agreement, 5,000 shares valued at $4,150 in lieu of interest on an unpaid invoice, 1,000 shares valued at $850 for mineral property expenses, 92,000 shares of common stock sold for $192,000 cash as a private placement, 134,500 shares of common stock valued at $134,500 for loans payable.

     The issuances discussed above were exempted from registration under Rule 701 of the Securities Act ("Rule 701"), Rule 504 of the Securities Act ("Rule 504"), Rule 506 of the Securities Act ("Rule 506") or Section 4(2) of the Securities Act ("Section 4(2)"), as provided. Certain shares issued in non-cash transactions were valued to reflect their fair market value on the date of issuance.

               ITEM 5.  INDEMNIFICATION OF DIRECTORS AND OFFICERS

     The laws of the States of Delaware and Montana under certain circumstances provide for indemnification of a corporation's directors, officers, employees and agents against liabilities that they may incur in such capacities.

     In general, any director, officer, employee or agent of a corporation made a party to a proceeding because he or she serves in that capacity with the corporation may be indemnified against expenses, fines, settlements or judgments arising in connection with the proceeding, if that person's actions were in good faith, were reasonably believed to be in the corporation's best interest, and were reasonably believed not to be unlawful. Unless such person is successful upon the merits in such an action, indemnification may be awarded only after a determination by either a majority vote of a quorum of the corporation's directors not at the time party to the proceeding, or a specially designated committee if no quorum can be obtained, or by special legal counsel, or by a vote of the shareholders, excluding those shares owned by or voted under control of directors who are at the time party to the proceedings, that the applicable standard of conduct was met by the person to be indemnified.

     Our articles of incorporation as originally filed in Montana and former bylaws contained no indemnification provisions. Upon its reincorporation in Delaware, the new articles of incorporation adopted by the Company now contain indemnification provisions that are applicable under certain circumstances.

                                    PART F/S
                              FINANCIAL STATEMENTS

                                                              Page
                                                              ----
          Index  to  Financial  Statements. . . . . . . . .    F-1

                                    PART III

          ITEMS 1 AND 2.  INDEX TO EXHIBITS AND DESCRIPTION OF EXHIBITS
Exhibit
Number                              Exhibits
------                              --------

3.1 Articles of Incorporation dated September 7, 1968; Certificate of Amendment of Articles of Incorporation dated September 23, 1970; Articles of Amendment of the Articles of Incorporation dated January 25, 1980; Articles of Amendment to the Articles of Incorporation dated July 23, 1984; Articles of Amendment 1984 to the Articles of Incorporation dated October 31, 1984; Articles of Amendment to the Articles of Incorporation filed August 13, 1998; and Articles of Amendment to the Articles of Incorporation dated March 3, 1999.*

3.2       Bylaws  adopted  effective  October  1,  1968.*

10.1 Stock Purchase Agreement dated as of December 29, 1999, between Tigris Financial Group Ltd. and Trend Mining Company; Amendment to Stock Purchase Agreement dated as of June 27, 2000 between Electrum LLC and Trend Mining Company; and Warrant Agreement dated June 9, 2000 between Trend Mining Company and Tigris Financial Group Ltd.*

10.2 Lake Owen Option Agreement between General Minerals Corporation and Trend Mining Company; Amendment to Lake Owen Option Agreement dated June, 2000 between General Minerals Corporation and Trend Mining Company; and Warrant Agreement dated June 12, 2000 between Trend Mining Company and General Minerals Corporation.*

10.3 Letter Agreement between John Ryan and Trend Mining Company dated July 12, 2000.*

23.3      Consent  of  CPM  Group,  dated  September  25,  2000.*

__________________
*  Previously  filed.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Amendment No. 4 to Registration Statement on Form 10-SB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TREND  MINING  COMPANY



Dated:  December  29,  2001           By:  /s/  Kurt  J.  Hoffman
                                           -------------------------------------
                                      Kurt  J.  Hoffman
                                      President  and  Chief  Executive  Officer




Dated:  December  29,  2001           By:  /s/  John  P. Ryan
                                           -------------------------------------
                                      John  P.  Ryan
                                      Chief  Financial  Officer

================================================================================













                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



















                            WILLIAMS & WEBSTER, P.S.
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                          601 W RIVERSIDE - SUITE 1940
                           SPOKANE, WASHINGTON  99201
                                 (509) 838-5111



================================================================================

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)






INDEPENDENT AUDITOR'S REPORT                           F-1


FINANCIAL STATEMENTS

     Balance Sheets                                    F-2

     Statements of Operations and Comprehensive Loss   F-3

     Statement of Stockholders' Equity (Deficit)       F-4

     Statements of Cash Flows                          F-6


NOTES TO THE FINANCIAL STATEMENTS                      F-7

Board  of  Directors
Trend  Mining  Company
Coeur  d'Alene,  Idaho


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

We have audited the accompanying balance sheets of Trend Mining Company (formerly Silver Trend Mining Company) (an exploration stage company) as of
September 30, 2001 and 2000, and the related statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended and for the period from October 1, 1996 (inception of exploration stage) to September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trend Mining Company as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, and for the period from October 1, 1996 (inception of exploration stage) to September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

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



Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington

December  19,  2001

                                             TREND MINING COMPANY
                                    (FORMERLY SILVER TREND MINING COMPANY)
                                        (AN EXPLORATION STAGE COMPANY)
                                                BALANCE SHEETS



                                                                   September 30,            September 30,
                                                                       2001                      2000
                                                             -------------------------  ----------------------
ASSETS

CURRENT ASSETS
  Cash                                                       $                 24,954   $             102,155
  Prepaid expenses                                                                  -                   1,725
  Equipment held for resale                                                     4,000                   4,000
                                                             -------------------------  ----------------------
    Total Current Assets                                                       28,954                 107,880
                                                             -------------------------  ----------------------

MINERAL PROPERTIES                                                                  -                       -
                                                             -------------------------  ----------------------

PROPERTY AND EQUIPMENT, net of depreciation                                    22,362                  40,177
                                                             -------------------------  ----------------------

OTHER ASSETS
  Investments                                                                       -                 107,250
                                                             -------------------------  ----------------------


TOTAL ASSETS                                                 $                 51,316                 255,307
                                                             =========================  ======================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                           $              1,125,646   $             323,228
  Accounts payable to directors and officers                                    8,122                  11,100
  Accrued expenses                                                              5,312                  17,490
  Accrued interest payable                                                     29,143                   1,958
  Notes payable to stockholders                                               754,000                       -
  Current portion of long-term debt                                             3,564                   2,992
                                                             -------------------------  ----------------------
    Total Current Liabilities                                               1,925,787                 356,768
                                                             -------------------------  ----------------------

LONG-TERM DEBT, net of current portion                                          7,072                  10,389
                                                             -------------------------  ----------------------

COMMITMENTS AND CONTINGENCIES                                                       -                       -
                                                             -------------------------  ----------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock,  $0.01 par value, 20,000,000
    shares authorized; 1 and no shares
    issued and outstanding, respectively                                            -                       -
  Common stock,  $0.01 par value, 100,000,000
    shares authorized; 18,750,970 and
    18,232,776 shares issued and outstanding, respectively                    187,509                 182,327
  Additional Paid-in Capital                                                3,769,057               3,296,897
  Stock options and warrants                                                1,344,897                 118,920
  Pre-exploration stage accumulated deficit                                  (558,504)               (558,504)
  Accumulated deficit during exploration stage                             (6,624,502)             (3,151,077)
  Accumulated other comprehensive income (loss)                                     -                    (413)
                                                             -------------------------  ----------------------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (1,881,543)               (111,850)
                                                             -------------------------  ----------------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                             $                51,316                255,307
                                                             =========================  ======================


   The accompanying notes are an integral part of these financial statements.

                                             TREND MINING COMPANY
                                    (FORMERLY SILVER TREND MINING COMPANY)
                                        (AN EXPLORATION STAGE COMPANY)
                               STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS




                                                                                                Period from
                                                                                              October 1, 1996
                                                                                               (Inception of
                                                                                             Exploration Stage)
                                                                       Year Ended                   to
                                                        ------------------------------------
                                                           September 30,      September 30,    September 30,
                                                               2001               2000             2001
                                                        -------------------  ---------------  ---------------
REVENUES                                                $                -   $            -   $            -
                                                        -------------------  ---------------  ---------------

EXPENSES
  Exploration expense                                              410,553        1,069,215        1,890,367
  General and administrative                                       877,024          456,611        1,510,423
  Officers and directors compensation                              738,047          262,249        1,134,105
  Legal and professional                                           631,901          362,090        1,016,581
  Depreciation                                                      17,815           10,823           28,926
                                                        -------------------  ---------------  ---------------
    Total Expenses                                               2,675,340        2,160,988        5,580,402
                                                        -------------------  ---------------  ---------------

OPERATING LOSS                                                  (2,675,340)      (2,160,988)      (5,580,402)
                                                        -------------------  ---------------  ---------------

OTHER INCOME (EXPENSE)
  Dividend and interest income                                          59            1,249            6,398
  Gain (loss) on disposition and impairment of assets                    -            5,000         (188,226)
  Gain (loss) on investment sales                                  (55,081)           5,420          (53,772)
  Financing expense                                               (704,526)         (36,185)        (774,890)
  Interest expense                                                 (41,218)          (1,137)         (42,869)
  Miscellaneous income                                               2,681              100            9,259
                                                        -------------------  ---------------  ---------------
    Total Other Income (Expense)                                  (798,085)         (25,553)      (1,044,100)
                                                        -------------------  ---------------  ---------------

LOSS BEFORE INCOME TAXES                                        (3,473,425)      (2,186,541)      (6,624,502)

INCOME TAXES                                                             -                -                -

NET LOSS                                                        (3,473,425)      (2,186,541)      (6,624,502)
                                                        -------------------  ---------------  ---------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Change in market value of investments                                413          (38,314)               -
                                                        -------------------  ---------------  ---------------

NET COMPREHENSIVE LOSS                                  $       (3,473,012)  $   (2,224,855)  $   (6,624,502)
                                                        ===================  ===============  ===============

BASIC AND DILUTED NET LOSS PER SHARE                    $            (0.19)  $        (0.21)  $        (0.64)
                                                        ===================  ===============  ===============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                     18,485,774       10,282,013       10,333,819
                                                        ===================  ===============  ===============


   The accompanying notes are an integral part of these financial statements.

                                                    TREND MINING COMPANY
                                           (FORMERLY SILVER TREND MINING COMPANY)
                                               (AN EXPLORATION STAGE COMPANY)
                                        STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                              Common Stock       Additional      Stock
                                                           -------------------
                                                            Number                Paid-in     Options and      Accumulated
                                                           of Shares   Amount     Capital       Warrants        Deficit
                                                           ---------  --------  ------------  ------------  ---------------
Balance, October 1, 1996                                   1,754,242  $ 17,542  $    663,218  $          -  $     (558,504)

Common stock issuances as follows:
  - for cash at $0.50 per share                              200,000     2,000        98,000             -               -
  - for payment of liabilities and expenses at $0.50
    per share                                                 45,511       455        22,301             -               -

Net loss for the year ended September 30, 1997                     -         -             -             -        (128,614)
                                                           ---------  --------  ------------  ------------  ---------------

Balance, September 30, 1997                                1,999,753    19,997       783,519             -        (687,118)

Issuance of common stock as follows:
  - for mineral property at $0.50 per share                  150,000     1,500        73,500             -               -
  - for lease termination at $0.50 per share                  12,000       120         5,880             -               -
  - for debt at $0.50 per share                               80,000       800        39,200             -               -
  - for cash at $0.20 per share                                7,500        75         1,425             -               -
  - for compensation at $0.50 per share                        9,000        90         4,410             -               -

Issuance of stock options for financing activities                 -         -             -         2,659               -

Net loss for the year ended September 30, 1998                     -         -             -             -        (119,163)

Change in market value of investments                              -         -             -             -               -
                                                           ---------  --------  ------------  ------------  ---------------

Balance, September 30, 1998                                2,258,253    22,582       907,934         2,659        (806,281)

Common stock issuances as follows:
  - for cash at an average of $0.07 per share                555,000     5,550        35,450             -               -
  - for prepaid expenses at $0.33 per share                   50,000       500        16,000             -               -
  - for consulting services at an average of
    $0.20 per share                                          839,122     8,391       158,761             -               -
  - for mineral property at $0.13 per share                  715,996     7,160        82,470             -               -
  - for officers' compensation at an average of
    $0.24 per share                                          300,430     3,004        70,522             -               -
  - for debt,  investment and expenses at $0.30 per share      9,210        92         2,671             -               -
  - for directors' compensation at an average of
    $0.25 per share                                           16,500       165         3,960             -               -
  - for rent at $0.25 per share                                1,000        10           240             -               -
  - for equipment at $0.30 per share                         600,000     6,000       174,000             -               -

Net loss for the year ended  September 30, 1999                    -         -             -             -        (716,759)

Other comprehensive loss                                           -         -             -             -               -
                                                           ---------  --------  ------------  ------------  ---------------

Balance, September 30, 1999                                5,345,511  $ 53,454  $  1,452,007  $      2,659  $   (1,523,040)
                                                           ---------  --------  ------------  ------------  ---------------




                                                             Other
                                                            Compre-
                                                            hensive
                                                            Income      Total
                                                           ---------  ----------
Balance, October 1, 1996                                   $      -   $ 122,256

Common stock issuances as follows:
  - for cash at $0.50 per share                                   -     100,000
  - for payment of liabilities and expenses at $0.50
    per share                                                     -      22,756

Net loss for the year ended September 30, 1997                    -    (128,614)
                                                           ---------  ----------

Balance, September 30, 1997                                       -     116,398

Issuance of common stock as follows:
  - for mineral property at $0.50 per share                       -      75,000
  - for lease termination at $0.50 per share                      -       6,000
  - for debt at $0.50 per share                                   -      40,000
  - for cash at $0.20 per share                                   -       1,500
  - for compensation at $0.50 per share                           -       4,500

Issuance of stock options for financing activities                -       2,659

Net loss for the year ended September 30, 1998                    -    (119,163)

Change in market value of investments                       117,080     117,080
                                                           ---------  ----------

Balance, September 30, 1998                                 117,080     243,974

Common stock issuances as follows:
  - for cash at an average of $0.07 per share                     -      41,000
  - for prepaid expenses at $0.33 per share                       -      16,500
  - for consulting services at an average of
    $0.20 per share                                               -     167,152
  - for mineral property at $0.13 per share                       -      89,630
  - for officers' compensation at an average of
    $0.24 per share                                               -      73,526
  - for debt,  investment and expenses at $0.30 per share         -       2,763
  - for directors' compensation at an average of
    $0.25 per share                                               -       4,125
  - for rent at $0.25 per share                                   -         250
  - for equipment at $0.30 per share                              -     180,000

Net loss for the year ended  September 30, 1999                   -    (716,759)

Other comprehensive loss                                    (79,179)    (79,179)
                                                           ---------  ----------

Balance, September 30, 1999                                $ 37,901   $  22,982
                                                           ---------  ----------


   The accompanying notes are an integral part of these financial statements.

                                        (FORMERLY SILVER TREND MINING COMPANY)
                                            (AN EXPLORATION STAGE COMPANY)
                               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)



                                                                        Common Stock       Additional       Stock
                                                                   ---------------------
                                                                     Number                 Paid-in     Options and
                                                                    of Shares    Amount     Capital       Warrants
                                                                   -----------  --------  ------------  ------------
Balance, September 30, 1999                                         5,345,511   $ 53,454  $  1,452,008  $      2,659

Common stock and option issuances as follows:
  - for employee, officer and director
    compensation at an average of
    $0.61 per share                                                   231,361      2,314       140,446        15,820
  - for officers' and directors' compensation
    at an average of $1.19 per share                                   11,500        115        13,615             -
  - for services at an average of $0.47 per share                     530,177      5,302       246,333             -
  - for mineral property at $0.89 per share                         1,000,000      1,000        88,000             -
  - for investments at $0.33 per share                                200,000      2,000        64,000             -
  - for cash at $0.08 per share                                       456,247      4,562        28,969        33,531
  - for cash, options and warrants                                    100,000     10,000         2,414        87,586
  - for incentive fees at $0.33 per share                              65,285        653        20,891             -
  - for deferred mineral property acquisition
    costs at $0.13 per share                                          129,938      1,299        14,943             -
  - for modification of stockholder agreement
    at $0.60 per share                                                200,000      2,000       118,000        30,000
  - for modification of stockholder agreement                               -          -         4,262        10,379
  -from exercise of options at $0.12 per share                      9,962,762     99,628     1,103,016       (37,524)

Cash received for the issuance of common stock
    warrants for 7,979,761 shares of stock                                  -          -             -        10,000

Miscellaneous common stock adjustments                                     (5)         -             -             -

Net loss for the year ended  September 30, 2000                             -          -             -             -

Other comprehensive income (loss)                                           -          -             -             -

Balance, September 30, 2000                                        18,232,776    182,327     3,296,897       118,920

                                                                   -----------  --------  ------------  ------------
Common stock and option issuances as follows:
  - for cash of $1.00 per share                                       192,000      1,920       190,080             -
  - for cash and consulting services from
    options for $0.39 per share                                        33,333        333        12,737        (3,070)
  - for services at an average of $0.92 per share                      13,700        137        12,463             -
  - for officer and employee compensation at
    $1.13 per share                                                     5,200         52         5,828             -
  - for payment of accrued officer's compensation
    at $1.35 per share                                                 10,000        100        13,400             -
  - for consulting services at an average of $0.77 per share           45,461        455        34,247             -
  - for directors' compensation at $0.85 per share                     75,000        750        63,000             -
  - for modification of contract at $0.78 per share                     3,000         30         2,310             -
  - for interest payment on contract at $0.83 per share                 5,000         50         4,100             -
  - for mineral property expenses at $0.85 per share                    1,000         10           840             -
  - for debt at $1.00 per share                                       134,500      1,345       133,155             -

Options issued to officers, directors and employees for services            -          -             -       354,000

Warrants issued as follows:
  - warrants issued for consulting services                                 -          -             -       170,521
  - warrants issued for loan agreements                                     -          -             -        96,468
  - warrants issued for extension of exercise period
    on outstanding warrants                                                 -          -             -       608,058

Net loss for the year ended September 30, 2001                              -          -             -             -

Other comprehensive income                                                  -          -             -             -
                                                                   -----------  --------  ------------  ------------

Balance, September 30, 2001                                        18,750,970   $187,509  $  3,769,057  $  1,344,897
                                                                   ===========  ========  ============  ============



                                                                                     Other
                                                                     Accumulated  Comprehensive
                                                                       Deficit       Income       Total
                                                                   ---------------  ---------  ------------
Balance, September 30, 1999                                        $   (1,523,040)  $ 37,901   $    22,982

Common stock and option issuances as follows:
  - for employee, officer and director
    compensation at an average of
    $0.61 per share                                                             -          -       158,580
  - for officers' and directors' compensation
    at an average of $1.19 per share                                            -          -        13,730
  - for services at an average of $0.47 per share                               -          -       251,635
  - for mineral property at $0.89 per share                                     -          -        89,000
  - for investments at $0.33 per share                                          -          -        66,000
  - for cash at $0.08 per share
  - for cash, options and warrants                                        100,000
  - for incentive fees at $0.33 per share                                       -          -        21,544
  - for deferred mineral property acquisition
    costs at $0.13 per share                                                    -          -        16,242
  - for modification of stockholder agreement
    at $0.60 per share                                                          -          -       150,000
  - for modification of stockholder agreement                                   -          -        14,641
  -from exercise of options at $0.12 per share                                  -          -     1,165,120

Cash received for the issuance of common stock
    warrants for 7,979,761 shares of stock                                      -          -        10,000

Miscellaneous common stock adjustments                                          -          -             -

Net loss for the year ended  September 30, 2000                        (2,186,541)         -    (2,186,541)

Other comprehensive income (loss)                                               -    (38,314)      (38,314)

                                                                   ---------------  ---------  ------------
Balance, September 30, 2000                                            (3,709,581)      (413)     (111,850)

Common stock and option issuances as follows:
  - for cash of $1.00 per share                                                 -          -       192,000
  - for cash and consulting services from
    options for $0.39 per share                                                 -          -        10,000
  - for services at an average of $0.92 per share                               -          -        12,600
  - for officer and employee compensation at
    $1.13 per share                                                             -          -         5,880
  - for payment of accrued officer's compensation
    at $1.35 per share                                                          -          -        13,500
  - for consulting services at an average of $0.77 per share                    -          -        34,702
  - for directors' compensation at $0.85 per share                              -          -        63,750
  - for modification of contract at $0.78 per share                             -          -         2,340
  - for interest payment on contract at $0.83 per share                         -          -         4,150
  - for mineral property expenses at $0.85 per share                            -          -           850
  - for debt at $1.00 per share                                                 -          -       134,500

Options issued to officers, directors and employees for services                -          -       354,000

Warrants issued as follows:
  - warrants issued for consulting services                                     -          -       170,521
  - warrants issued for loan agreements                                         -          -        96,468
  - warrants issued for extension of exercise period
    on outstanding warrants                                                     -          -       608,058

Net loss for the year ended September 30, 2001                         (3,473,425)         -    (3,473,425)

Other comprehensive income                                                      -        413           413
                                                                   ---------------  ---------  ------------

Balance, September 30, 2001                                        $   (7,183,006)  $      -   $(1,881,543)
                                                                   ===============  =========  ============


   The accompanying notes are an integral part of these financial statements.

                                                TREND MINING COMPANY
                                       (FORMERLY SILVER TREND MINING COMPANY)
                                           (AN EXPLORATION STAGE COMPANY)
                                              STATEMENTS OF CASH FLOWS


                                                                                   Year Ended         Year Ended
                                                                                  September 30,      September 30,
                                                                                      2001               2000
                                                                               -------------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $       (3,473,425)  $   (2,186,541)
  Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation                                                                         17,815           10,823
      Loss (gain) on investment sales                                                      55,081           (5,420)
      (Gain) loss on disposition and impairment of assets                                       -           (5,000)
      Common stock issued for services
      and expenses                                                                         54,542          251,635
      Common stock and options issued as compensation                                     437,130          172,310
      Stock options and warrants issued for financing activities                          704,526           14,641
      Common stock and warrants issued to acquire mineral
      property options                                                                          -          255,242
      Warrants issued for consulting fees                                                 170,521                -
      Common stock issued for incentive fees                                                    -           21,544
      Investment traded for services                                                       22,539                -
  Changes in assets and liabilities:
    Inventory                                                                                   -                -
    Prepaid expenses                                                                        1,725             (725)
    Accounts payable                                                                      799,440          320,064
    Accrued expenses                                                                       15,007          (53,051)
                                                                               -------------------  ---------------
  Net cash used in operating activities                                                (1,195,099)      (1,204,478)
                                                                               -------------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment of deposit                                                                          -           (1,000)
    Return of deposit                                                                           -            1,000
    Proceeds from sale of equipment                                                             -                -
    Proceeds from sale of mineral property                                                      -                -
    Purchase of furniture and equipment                                                         -          (35,910)
    Proceeds from investments sold                                                         30,143           27,606
                                                                               -------------------  ---------------
  Net cash provided (used) by investing activities                                         30,143           (8,304)
                                                                               -------------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable and short term borrowings                                    (2,745)          (2,712)
    Sale of warrants for common stock                                                           -           10,000
    Proceeds from short-term borrowings                                                   888,500                -
    Sale of common stock, subscriptions
    and exercise of options                                                               202,000        1,298,651
                                                                               -------------------  ---------------
  Net cash provided by financing activities                                             1,087,755        1,305,939
                                                                               -------------------  ---------------

NET INCREASE (DECREASE) IN CASH                                                           (77,201)          93,157

CASH, BEGINNING OF YEAR                                                                   102,155            8,998
                                                                               -------------------  ---------------

CASH, END OF YEAR                                                              $           24,954   $      102,155
                                                                               ===================  ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                $              559   $        1,137
  Income taxes paid                                                            $                -   $            -

NON-CASH FINANCING ACTIVITIES:
  Common stock and warrants issued to acquire
  mineral properties                                                           $                -   $      255,242
  Common stock issued to acquire mineral property                              $                -   $            -
  Common stock issued for acquisition of
  mining equipment                                                             $                -   $            -
  Common stock issued for services and expenses                                $           54,542   $      251,635
  Common stock issued for investment                                           $                -   $       66,000
  Common stock issued for debt                                                 $          134,500   $            -
  Deferred acquisition costs on mining property                                $                -   $            -
  Stock options  and warrants issued for financing activities                  $          704,526   $       14,641
  Warrants issued for consulting fees                                          $          170,521   $            -
  Common stock issued for incentive fees                                       $                -   $       21,544
  Common stock and options issued as compensation                              $          437,130   $      172,310
  Purchase of equipment with financing agreement                               $                -   $       14,093
  Investments received for mineral property                                    $                -   $        5,000
  Investments traded for services                                              $           22,539   $            -





                                                                                Period from
                                                                              October 1, 1996
                                                                               (Inception of
                                                                             Exploration Stage)
                                                                                     to
                                                                                September 30,
                                                                                    2001
                                                                               ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $   (6,624,502)
  Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation                                                                     28,926
      Loss (gain) on investment sales                                                  58,928
      (Gain) loss on disposition and impairment of assets                             188,226
      Common stock issued for services
      and expenses                                                                    538,756
      Common stock and options issued as compensation                                 691,591
      Stock options and warrants issued for financing activities                      721,826
      Common stock and warrants issued to acquire mineral
      property options                                                                344,873
      Warrants issued for consulting fees                                             170,521
      Common stock issued for incentive fees                                           21,544
      Investment traded for services                                                   22,539
  Changes in assets and liabilities:
    Inventory                                                                           3,805
    Prepaid expenses                                                                        -
    Accounts payable                                                                1,123,505
    Accrued expenses                                                                   34,454
                                                                               ---------------
  Net cash used in operating activities                                            (2,675,008)
                                                                               ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment of deposit                                                                 (1,000)
    Return of deposit                                                                   1,000
    Proceeds from sale of equipment                                                    33,926
    Proceeds from sale of mineral property                                             20,000
    Purchase of furniture and equipment                                               (37,195)
    Proceeds from investments sold                                                    101,430
                                                                               ---------------
  Net cash provided (used) by investing activities                                    118,161
                                                                               ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable and short term borrowings                                (5,457)
    Sale of warrants for common stock                                                  10,000
    Proceeds from short-term borrowings                                               930,500
    Sale of common stock, subscriptions
    and exercise of options                                                         1,643,151
                                                                               ---------------
  Net cash provided by financing activities                                         2,578,194
                                                                               ---------------

NET INCREASE (DECREASE) IN CASH                                                        21,347

CASH, BEGINNING OF YEAR                                                                 3,607
                                                                               ---------------

CASH, END OF YEAR                                                              $       24,954
                                                                               ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                $        2,210
  Income taxes paid                                                            $            -

NON-CASH FINANCING ACTIVITIES:
  Common stock and warrants issued to acquire
  mineral properties                                                           $      344,873
  Common stock issued to acquire mineral property                              $       75,000
  Common stock issued for acquisition of
  mining equipment                                                             $      180,000
  Common stock issued for services and expenses                                $      538,756
  Common stock issued for investment                                           $       67,000
  Common stock issued for debt                                                 $      175,342
  Deferred acquisition costs on mining property                                $       46,242
  Stock options  and warrants issued for financing activities                  $      721,826
  Warrants issued for consulting fees                                          $      170,521
  Common stock issued for incentive fees                                       $       21,544
  Common stock and options issued as compensation                              $      691,591
  Purchase of equipment with financing agreement                               $       14,093
  Investments received for mineral property                                    $        5,000
  Investments traded for services                                              $       22,539


   The accompanying notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                      (Formerly Silver Trend Minig Company)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2001

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

In March 28, 2001, the Company reincorporated in Delaware. Under its amended certificate of incorporation, Trend has authorized the issuance of 100,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of authorized preferred stock with a par value of $0.01, with rights and preferences to be determined by the Company's board of directors. One share of Series A preferred stock has been created and issued to Mr. Thomas S. Kaplan and requires the holder's approval for all stock and equity issuances. See Note 4.

The Company is actively seeking additional capital. Management believes that additional stock can be sold to enable the Company to continue to fund its property acquisition and platinum group metals exploration activities, however, management is unable to provide assurances that it will be successful in obtaining sufficient sources of capital.


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

Basic  and  Diluted  Loss  per  Share
-------------------------------------
Basic and diluted loss per share are computed by dividing the net loss by the weighted average number of shares outstanding during the year or period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the length of time that they were outstanding.

Outstanding options and warrants representing 10,009,561 and 8,307,594 shares as of September 30, 2001 and 2000, respectively, have been excluded from the calculation of diluted loss per share as they would be antidilutive.

Cash  and  Cash  Equivalents
----------------------------
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

                              TREND MINING COMPANY
                      (Formerly Silver Trend Minig Company)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Compensated  Absences
---------------------
The Company's employees are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service and other factors. The Company estimates that the amount of compensation for future absences is minimal and immaterial for the years ended September 30, 2001 and 2000. Accordingly, no liability has been recorded in the financial statements. The Company's policy is to recognize the cost of compensated absences when compensation is actually paid to employees.

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

At September 30, 2001, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Employee  and  Non-Employee  Stock  Compensation
------------------------------------------------
The Company values common stock issued to employees and other than employees for services, property and investments at the fair market value of the common stock, which is the closing price of Company stock on the day of issuance. If no trading occurred on that day, then the fair market value used is the lower of the closing prices on the first previous day and the first following day on which the Company's stock was traded.

Exploration  Costs
------------------
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the years ended September 30, 2001 and 2000 were $410,553 and $1,069,215, respectively. As of September 30, 2001, the exploration costs expensed during the Company's exploration stage were $1,890,367.

                              TREND MINING COMPANY
                      (Formerly Silver Trend Minig Company)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

Going  Concern
--------------
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $3,473,425 for the year ended September 30, 2001 and has an accumulated deficit during the exploration stage of $6,624,502. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding.

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

Mineral  Properties
-------------------
The Company capitalizes only amounts paid in cash or stock as consideration for the acquisition of real property. See Note 3. Properties are acquired and recorded at fair values negotiated in arm's length transactions. Costs and fees paid to locate and maintain mining claims, to acquire options to purchase claims or properties, and to maintain the mineral rights and leases, are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

                              TREND MINING COMPANY
                      (Formerly Silver Trend Minig Company)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Mineral  Properties  (continued)
--------------------------------
Mineral properties are periodically assessed for impairment of value and any diminution in value is charged to operations at the time of impairment. Should a property be abandoned, its unamortized capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties abandoned or sold based on the proportion of claims abandoned or sold to the claims remaining within the project area.

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

Reverse  Stock  Split
---------------------
The Company's board of directors authorized a 1 for 10 reverse stock split of its no par value common stock. See Note 4. All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the reverse stock split.

Segment  Reporting
------------------
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended September 30, 1999. SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company's mining properties were not engaged in any business activity. The Company had no segments engaged in business activities at September 30, 2001 and, therefore, no segment reporting is required.

Accounting  Pronouncements
--------------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these accounting standards, and their adoption had no effect on the Company's financial statements and disclosures.

                              TREND MINING COMPANY
                      (Formerly Silver Trend Minig Company)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Accounting  Pronouncements  (continued)
---------------------------------------
In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 will have no effect on the Company's financial statements as the Company does not currently have amortizable assets.

Provision  for  Taxes
---------------------
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At September 30, 2001, the Company had net deferred tax assets of approximately $1,800,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2001.

At September 30, 2001, the Company has net operating loss carryforwards of approximately $5,300,000, which expire in the years 2001 through 2020. The net operating loss carryforwards do not include expenses that are not deductible for tax purposes, such as compensation expense, in the amount of $1,340,000 attributable to options and warrants issued to employees and consultants. The Company also owes to the Internal Revenue Service employment taxes of $103,327 as of September 30, 2001.

                              TREND MINING COMPANY
                      (Formerly Silver Trend Minig Company)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2001

NOTE  3  -  MINERAL  PROPERTIES

The  following  describes  the  Company's  significant  mineral  properties:

Wyoming  Properties
-------------------
During the year ended September 30, 1999, the Company entered into an option agreement with General Minerals Corporation ("GMC") to acquire the Lake Owen Project located in Albany County, Wyoming. The agreement with GMC entitled the Company to receive 104 unpatented mining claims in exchange for 715,996 shares of common stock, $40,000 in cash to be paid in four quarterly payments of $10,000 and $750,000 in exploration expenditure commitments to be incurred over a three-year option period. In May 2000, the Company issued an additional 129,938 shares of common stock under this agreement for the acquisition of the Lake Owen Project.

The Company and GMC subsequently entered into an amendment to the agreement under which (i) the Company issued 416,961 shares of common stock to GMC upon GMC's exercise of preemptive rights, (ii) the Company agreed to perform an additional $15,000 of geophysical work on the Lake Owen Project prior to December 31, 2000 (subsequently modified), (iii) the Company issued 200,000 additional shares and warrants exercisable until June 2002 to purchase 200,000 shares at $0.70 per share, and (iv) GMC agreed to terminate its antidilution and preemptive rights as provided in the original agreement. The Company has expensed $295,873 for cash paid and common stock issued to acquire this Project.

The Company has located an additional 497 unpatented mining claims in an agreed area of interest near the Lake Owen Project.

The Company also staked and claimed six claims known as the Albany Project during the year ended September 30, 1999. These claims are located in Albany County, Wyoming.

The Company also staked and claimed 42 unpatented mining claims known as the Spruce Mountain claims and 159 unpatented mining claims known as the Centennial West claims. These claims are also located in Albany County, Wyoming.

As of September 30, 2001, the Company has located and staked 155 unpatented mining claims in Albany County, Wyoming, including 34 and 121 claims, which were staked at the Douglas Creek and Keystone properties, respectively.

Montana  Properties
-------------------
In March 2000, the Company entered into a three year lease and option agreement under which it had the right to acquire a 100% interest in the Intrepid claims. Upon entering into the agreement, the Company paid the claim owners $5,800 in cash and 100,000 shares of common stock. In the Company's acquisition of this option, it expensed $97,140 for cash paid and common stock issued.

Under the agreement, the Company was obligated to incur exploration expenditures of not less than $10,000 by September 30, 2001, $15,000 by March 4, 2002 and $15,000 by March 4, 2003. In addition, the Company must make advance royalty payments of $10,000 by March 4, 2001, $25,000 by March 4, 2002 and $35,000 each year thereafter. In March 2001, the Company and the claim holders agreed to replace the March $10,000 advance royalty payment with a $9,000 payment due May 11, 2001. In connection with this agreement, the Company issued to the holders 3,000 shares of common stock on March 11, 2001 with an aggregate value of $2,340.

                              TREND MINING COMPANY
                      (Formerly Silver Trend Minig Company)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2001

NOTE  3  -  MINERAL  PROPERTIES  (CONTINUED)

Montana  Properties  (continued)
--------------------------------
Following this agreement the Company was unable to make the May 11th payment. On May 24, the claim holders agreed to a modification to continue to extend this payment initially to June 5th, but this payment was also not made as scheduled. The Company issued an additional 1,000 shares with value of $850 and paid $1,000 in cash per the terms of the modification, which reduced the outstanding $9,000 payment to $8,000. By September 30, 2001, the Company abandoned all of its interests in the Intrepid claims.

Other properties in Montana include the Vanguard Project and the McCormick Creek Project, which is in Missoula County. In 2000, the Company staked 121 claims in regards to the Vanguard Project and explored and staked 36 claims for the McCormick Creek Project. By September 30, 2001, the Company had abandoned all of its interests in the Vanguard Project.

During the year ended September 30, 2000, the Company located and staked 211 claims in Stillwater County Montana. During the year ended September 30, 2001, an additional 172 claims were staked and added, and 304 claims were abandoned, resulting in a net total of 79 claims remaining.

Oregon  Property
----------------
During the year ended September 30, 1999, the Company entered into an agreement in which it would explore and stake five claims located in Jackson County, Oregon known as the Shamrock property. All transactions have been completed and the Company has acquired title to these claims.

Nevada  Properties
------------------
During the year ended September 30, 1999, the Company entered into an agreement whereby Mountain Gold Exploration would explore and stake claims, transferring title to the Company upon completion thereof. Transactions were finalized for 13 claims known as the Hardrock Johnson Property located in Clark County, Nevada. During March of 2000, the Company located and staked 31 unpatented claims known as the Willow Springs Claims. These claims are located in Nye County, Nevada.

In 1979, the Company acquired the Pyramid Mine, which consists of five unpatented lode mining claims near Fallon, Nevada. This property is scheduled for disposal pursuant to the Company's new focus on platinum and palladium related metals exploration. The claims are within the Walker Indian Reservation and located on the site of a U.S. Department of Defense bombing range. As of the date of these financial statements, no clean up has commenced on these claims. The Company is not aware of any pending requirements for clean up of hazardous materials. Pursuant to an impairment analysis performed by the Company, the Company wrote off its $70,333 investment in the Pyramid Mine, effective prior to the inception of the Company's exploration stage. This write-off resulted in a corresponding increase in accumulated deficit prior to the Company's entering the exploration stage.

Subsequent to September 30, 2001, the Pyramid Mine claims were sold by the Company to a related party. See Note 12.

California  Properties
----------------------
In mid-2000, the Company located 79 unpatented mining claims, known as the Pole Corral property, in Tehema County, California. In September 2000, the Company located 33 unpatented mining claims known as the Cisco Butte property in Placer County, California. By September 30, 2001, the Company had abandoned all of its interests in the Cisco Butte property.

                              TREND MINING COMPANY
                      (Formerly Silver Trend Minig Company)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2001

Canadian  Property
------------------
In August 2000, the Company entered into an agreement whereby Spectra Management Corporation would explore and stake five claims representing about 67,000 acres for the Company in northern Saskatchewan. This property is now known as the Peter Lake Claims. The Company is obligated to complete work requirements of $212,000 U.S. by June 1, 2002.
Idaho  Property
---------------
The Company owned the Silver Strand Mine in Idaho until it was disposed of in July 2001. The Company initially entered into an agreement with New Jersey Mining Company (New Jersey) whereby the Company received 50,000 shares of New Jersey's restricted common stock in exchange for New Jersey's opportunity to earn a 100% interest less a net smelter royalty in the Company's unpatented claims in Kootenai County, Idaho. In July, 2001, the Company quitclaimed any remaining interest in the Silver Strand property to Mine Systems Design, Inc. in exchange for cancellation of $22,539 of outstanding invoices due Mine Systems. The Company also transferred 50,000 shares of New Jersey stock to Mine Systems Design as part of this settlement.

The Company wrote off the $104,753 book value of the property, effective prior to the inception of its exploration stage. This write-off resulted in a corresponding increase in accumulated deficit prior to the exploration stage. The Company also expensed $19,000 in previously capitalized costs as mineral property expenses in 1997. The value of the securities received upon disposition of the property was $5,000, which the Company recognized as a gain on disposition in the year ended September 30, 2000.


NOTE  4  -  CAPITAL  STOCK

Common  Stock
-------------
On March 28, 2001, the Company completed its reincorporation in Delaware. Under its amended certificate of incorporation, Trend has authorized the issuance of 100,000,000 shares of common stock with a par value of $0.01 per share.

On February 16, 1999, the Company's board of directors authorized a 1 for 10 reverse stock split of the Company's no par value common stock. As a result of the split, 26,356,430 shares were retired. All references in the accompanying financial statements to the number of common shares and per-share amounts for the periods presented have been restated to reflect the reverse stock split.

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

                              TREND MINING COMPANY
                      (Formerly Silver Trend Minig Company)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2001

NOTE  4  -  CAPITAL  STOCK  (CONTINUED)

Common  Stock  (continued)
--------------------------
During the year ended September 30, 2001, the Company issued 69,161 shares of common stock valued at $60,802 for services, 5,200 shares of common stock valued at $5,880 as compensation, 33,333 shares of common stock from options exercised by an employee for cash of $10,000, 75,000 shares valued at $63,750 to directors as compensation, 3,000 shares valued at $2,340 to modify an agreement, 5,000 shares valued at $4,150 in lieu of interest on an unpaid invoice, 1,000 shares valued at $850 for mineral property expenses, 92,000 shares of common stock sold for $192,000 cash as a private placement and 134,500 shares of common stock valued at $134,500 for loans payable.

See  Note  6  regarding  future  loan  repayments  in units of Trend securities.

Preferred  Stock
----------------
Under its amended Delaware certificate of incorporation, Trend has authorized the issuance of 20,000,000 shares of preferred stock with a par value of $0.01 per share, with rights and preferences to be determined by the Company's board of directors.

One  share of Series A preferred stock has been created and issued to Mr. Thomas
S. Kaplan under an agreement which requires the holder's approval of all stock and equity issuances until such time as Mr. Kaplan, Electrum LLC or Asher B. Edelman no longer beneficially own more than twenty percent of the Company's outstanding stock. Holders of the Company's common stock will vote on the continued existence of the Series A preferred stock at each subsequent annual meeting. If the Series A preferred stock is not continued, the outstanding share of Series A preferred stock will convert to one share of common stock.

The following table discloses the Company's stock and equity transactions during its exploration stage. This information meets the disclosure requirements of SFAS No. 7 for development and exploration stage disclosures. The following abbreviations are used in the table: CS for Common Stock; OPT for Options; and WAR for Warrants.

                                                                  COMMON   ADDITIONAL                                    VALUE OF
                                           NUMBER OF  PRICE PER    STOCK     PAID-IN      TOTAL    NUMBER OF  NUMBER OF  OPTIONS/
                               ISSUE DATE   SHARES      SHARE     AMOUNT     CAPITAL     AMOUNT     OPTIONS   WARRANTS   WARRANTS
                               ----------  ---------  ----------  -------  -----------  ---------  ---------  ---------  ---------

BALANCE, OCTOBER 1, 1996                   1,754,242              $17,542  $   663,218  $ 680,760
-----------------------------  ----------  ---------  ----------  -------  -----------  ---------  ---------  ---------  ---------

Common stock, options
and warrants activity as
follows:
-----------------------------  ----------  ---------  ----------  -------  -----------  ---------  ---------  ---------  ---------
CS for Cash                    03/25/1997    200,000  $     0.50    2,000       98,000    100,000
-----------------------------  ----------  ---------  ----------  -------  -----------  ---------  ---------  ---------  ---------
CS for Payment of liabilities
and expenses                   09/30/1997     45,511        0.50      455       22,301     22,756
-----------------------------  ----------  ---------  ----------  -------  -----------  ---------  ---------  ---------  ---------

BALANCE SEPTEMBER 30,
1997                                       1,999,753              $19,998  $   783,518  $ 803,516                                -
-----------------------------  ----------  ---------  ----------  -------  -----------  ---------  ---------  ---------  ---------

Common stock, options
and warrants activity as
follows:
-----------------------------  ----------  ---------  ----------  -------  -----------  ---------  ---------  ---------  ---------
CS for Mineral property        07/23/1998    150,000  $     0.50    1,500       73,500     75,000
-----------------------------  ----------  ---------  ----------  -------  -----------  ---------  ---------  ---------  ---------
CS for Cash                    07/23/1998      7,500        0.20       75        1,425      1,500
-----------------------------  ----------  ---------  ----------  -------  -----------  ---------  ---------  ---------  ---------
CS for Lease termination       07/23/1998     12,000        0.50      120        5,880      6,000
-----------------------------  ----------  ---------  ----------  -------  -----------  ---------
CS for Debt                    07/23/1998     80,000        0.50      800       39,200     40,000
-----------------------------  ----------  ---------  ----------  -------  -----------  ---------
OPT for Financing              09/24/1998                                                            180,000             $   2,659
-----------------------------  ----------  ---------  ----------  -------  -----------  ---------  ---------  ---------  ---------
CS for Compensation            09/30/1998      9,000        0.50       90        4,410  $4,500.00
-----------------------------  ----------  ---------  ----------  -------  -----------  ---------  ---------  ---------  ---------

BALANCE SEPTEMBER 30,
1998                                       2,258,253              $22,583  $   907,933  $ 930,516    180,000          -  $   2,659
-----------------------------  ----------  ---------  ----------  -------  -----------  ---------  ---------  ---------  ---------

                              TREND MINING COMPANY
                      (Formerly Silver Trend Minig Company)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2001

NOTE  4  -  CAPITAL  STOCK  (CONTINUED)

                                                                 COMMON   ADDITIONAL                                     VALUE OF
                                          NUMBER OF  PRICE PER    STOCK     PAID-IN      TOTAL     NUMBER OF  NUMBER OF  OPTIONS/
                              ISSUE DATE   SHARES      SHARE     AMOUNT     CAPITAL      AMOUNT     OPTIONS   WARRANTS   WARRANTS
                              ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
BALANCE SEPTEMBER 30,
1998                                      2,258,253              $22,583  $   907,933  $  930,516    180,000          -  $   2,659
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------

Common stock, options
and warrants activity as
follows:
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Debt, investment
and expenses                  10/12/1998      9,210  $     0.30       92        2,671       2,763
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Equipment              10/30/1998    600,000        0.30    6,000      174,000     180,000
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Cash                   11/28/1998      5,000        0.20       50          950       1,000
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Officers'
compensation                  12/31/1998     30,858        0.44      309       13,191      13,500
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Directors'
compensation                  01/25/1999     16,500        0.25      165        3,960       4,125
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Officers'
compensation                  01/31/1999      8,572        0.35       86        2,914       3,000
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Officers'
compensation                  03/31/1999     24,000        0.25      240        5,760       6,000
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Consulting services    03/31/1999      6,000        0.25       60        1,440       1,500
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Consulting services    04/30/1999     32,000        0.28      320        8,640       8,960
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Officers'
compensation                  04/30/1999     12,000        0.28      120        3,240       3,360
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Consulting services    05/31/1999     73,333        0.25      733       17,600      18,333
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Consulting services    06/30/1999     34,353        0.25      344        8,244       8,588
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Officers'
compensation                  06/30/1999     50,000        0.16      500        7,500       8,000
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Consulting services    06/30/1999     95,833        0.16      958       14,375      15,333
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Consulting services    07/06/1999      5,000        0.25       50        1,200       1,250
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
OPT for Financing activities  07/22/1999                                                              50,000                     -
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Mineral property
option                        07/27/1999    715,996        0.13    7,160       82,471      89,631
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Cash                   07/29/1999     33,333        0.15      333        4,667       5,000
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Consulting services    07/30/1999    146,603        0.12    1,466       16,126      17,592
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Consulting services    07/31/1999    133,697        0.12    1,337       14,707      16,044
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Officers'
compensation                  07/31/1999     41,667        0.12      417        4,583       5,000
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Cash                   08/04/1999     16,667        0.15      167        2,333       2,500
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Rent                   08/09/1999      1,000        0.25       10          240         250
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
OPT for Financing activities  08/13/1999                                                             100,000                     -
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Cash                   08/15/1999     50,000        0.05      500        2,000       2,500
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Consulting services    08/17/1999      5,000        0.25       50        1,200       1,250
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Cash                   08/17/1999    100,000        0.05    1,000        4,000       5,000
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Cash                   08/26/1999    100,000        0.10    1,000        9,000      10,000
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Consulting services    08/31/1999    159,750        0.25    1,598       38,341      39,938
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Prepaid expenses       09/10/1999     50,000        0.33      500       16,000      16,500
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Cash                   09/10/1999     50,000        0.10      500        4,500       5,000
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Cash                   09/13/1999    200,000        0.05    2,000        8,000      10,000
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Consulting services    09/30/1999     80,053        0.26      801       20,013      20,814
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------
CS for Officers'
compensation                  09/30/1999    133,333        0.26    1,333       33,334      34,667
----------------------------  ----------  ---------  ----------  -------  -----------  ----------
CS for Consulting services    09/30/1999     67,500        0.26      675       16,875      17,550
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------

BALANCE SEPTEMBER 30,
1999                                      5,345,511              $53,455  $ 1,452,009  $1,505,464    300,000          -  $   2,659
----------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------  ---------  ---------

                              TREND MINING COMPANY
                      (Formerly Silver Trend Minig Company)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2001

NOTE  4  -  CAPITAL  STOCK  (CONTINUED)

                                                    PRICE   COMMON   ADDITIONAL                                        VALUE OF
                                         NUMBER OF   PER     STOCK     PAID-IN      TOTAL      NUMBER OF   NUMBER OF   OPTIONS/
                             ISSUE DATE   SHARES    SHARE   AMOUNT     CAPITAL      AMOUNT      OPTIONS    WARRANTS    WARRANTS
                             ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
BALANCE SEPTEMBER 30,
1999                                     5,345,511          $53,455  $1,452,009   $1,505,464    330,000        -        $2,659
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------

Common stock, options
and warrants activity as
follows:
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services   10/04/1999     50,000  $ 0.26      500       12,500      13,000
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash                  10/22/1999     25,000    0.20      250        4,750       5,000
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services   10/31/1999    273,675    0.31    2,737       82,103      84,840
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Officers'
compensation                 11/30/1999     52,694    0.31      527       15,807      16,334
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services   11/30/1999      4,327    0.31       43        1,298       1,341
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS, OPT & WAR for Cash       12/31/1999  1,000,000   0.012   10,000        2,414      12,414   8,108,000   6,250,000     87,586
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services   12/31/1999      1,200    0.35       12          408         420
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services   01/04/2000     15,000    0.28      150        4,050       4,200
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Investments           01/15/2000    200,000    0.33    2,000       64,000      66,000
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Incentive fees        01/17/2000     65,285    0.33      653       20,891      21,544
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
OPT Expiration               01/22/2000                                                          (50,000)                     -
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash                  01/25/2000     14,286    0.35      143        4,857       5,000
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options     02/22/2000  1,000,000   0.142   10,000      131,900     141,900  (1,000,000)                (1,900)
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS & OPT for Employees'
compensation                 02/25/2000     16,667    0.66      167       10,833      11,000      33,333                  3,070
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services   02/29/2000     10,000    0.72      100        7,100       7,200
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Mineral property      03/24/2000     50,000    1.03      500       51,000      51,500
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options     03/27/2000  2,500,000   0.142   25,000      329,750     354,750  (2,500,000)                (4,750)
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services   03/31/2000     75,000    0.81      750       60,000      60,750
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Officers'
compensation                 03/31/2000      3,000    0.81       30        2,400       2,430
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Mineral property      04/04/2000     50,000    0.75      500       37,000      37,500
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS & OPT for Directors'
compensation                 04/11/2000    150,000    0.70    1,500      103,500     105,000      67,000                 12,750
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Deferred mineral
property acquisition costs   05/08/2000    129,938   0.125    1,299       14,943      16,242
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services   05/15/2000      9,975    0.63      100        6,184       6,284
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash                  06/26/2000    416,961   0.056    4,170       19,361      23,531
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS & WAR for Modification
of stockholder agreement     06/26/2000    200,000    0.60    2,000      118,000     120,000                 200,000     30,000
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
OPT & WAR for
Modification of stockholder
agreement                    06/27/2000                                                        1,729,762   1,729,761     14,641
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options     06/29/2000  1,597,588   0.064   15,976       86,740     102,716  (1,597,588)                (2,716)
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Officers'
compensation                 06/30/2000      9,000    0.81       90        7,185       7,275
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services   06/30/2000      1,000    0.70       10          690         700
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
OPT Agreement
Modification                 07/07/2000                                                         (127,500)                     -
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options     07/14/2000     10,000    0.30      100        2,900       3,000     (10,000)
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options     07/21/2000  1,800,000   0.122   18,000      201,060     219,060  (1,800,000)               (12,060)
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options     07/26/2000    650,000   0.122    6,500       72,605      79,105    (650,000)                (4,355)
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Officers'
compensation                 07/31/2000      3,000    1.24       30        3,690       3,720
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options     08/01/2000     50,000    0.15      500        7,000       7,500     (50,000)
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options     08/01/2000     50,000    0.30      500       14,500      15,000     (50,000)
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options     08/14/2000     90,000   0.122      900       10,053      10,953     (90,000)                  (603)
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options     08/24/2000  1,000,000   0.122   10,000      111,700     121,700  (1,000,000)                (6,700)
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Directors'
compensation                 08/25/2000      1,500    1.00       15        1,485       1,500
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options     08/31/2000     15,000    0.30      150        4,350       4,500     (15,000)
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Officers'
compensation                 08/31/2000      1,000    1.13       10        1,120       1,130
---------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------

                              TREND MINING COMPANY
                      (Formerly Silver Trend Minig Company)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2001

NOTE  4  -  CAPITAL  STOCK  (CONTINUED)

                                                                  COMMON   ADDITIONAL
                                         NUMBER OF   PRICE PER    STOCK      PAID-IN      TOTAL      NUMBER OF   NUMBER OF
                            ISSUE DATE    SHARES       SHARE      AMOUNT     CAPITAL      AMOUNT      OPTIONS    WARRANTS
                            ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------

CS for Cash from options    09/22/2000   1,200,174   $    0.122  $ 12,002  $   134,720  $  146,722  (1,200,174)
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
CS for Consulting services  09/22/2000      90,000         1.45       900       72,000      72,900
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
CS for Officers'
compensation                09/30/2000       6,000         1.35        60        8,040       8,100
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
Cash for Warrants           09/30/2000
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
CS/ WAR Adjustment          09/30/2000          (5)
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------


BALANCE SEPTEMBER 30,
2000                                    18,232,776               $182,328  $ 3,296,897  $3,479,225     127,833   8,179,761
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------

Common stock, options
and warrants activity as
follows:
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
CS for Cash from options    10/10/2000      33,333   $     0.39       333       12,737      13,070     (33,333)
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
CS for Consulting services  10/15/2000      10,000         1.15       100       11,400      11,500
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
CS for Officers'
compensation                10/31/2000       3,000         1.30        30        3,870       3,900
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
WAR for Consulting
services                    11/01/2000                                                                             250,000
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
CS for Employees'
compensation                12/06/2000       2,200         0.90        22        1,958       1,980
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
CS for Cash                 12/20/2000     100,000         1.00     1,000       99,000     100,000
--------------------------  ----------  -----------  ----------  --------  -----------  ----------
WAR for Consulting
services                    12/31/2000                                                                             180,000
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
CS for Consulting services  01/02/2001      10,000         1.35       100       13,400      13,500
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
CS for Cash                 01/11/2001      47,000         1.00       470       46,530      47,000
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
CS for Consulting services  01/11/2001       3,407         1.00        34        3,373       3,407
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
CS for Consulting services  01/23/2001         604         1.10         6          658         664
--------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Cash                 01/24/2001      25,000         1.00       250       24,750      25,000
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
WAR for Loan agreements     02/01/2001                                                                             285,000
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
CS for Cash                 02/06/2001      20,000         1.00       200       19,800      20,000
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
CS for Consulting services  02/06/2001         483         1.00         5          478         483
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
CS for Directors'
compensation                02/23/2001      75,000         0.85       750       63,000      63,750
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
OPT for Director, officer
and employee
compensation                02/23/2001                                                               1,200,000
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
WAR for Loan agreements     03/12/2001                                                                              50,000
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
WAR Extension of exercise
period                      03/12/2001
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
CS for Modification of
contract                    03/22/2001       3,000         0.78        30        2,310       2,340
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------

CS for Interest payments      04/03/01       5,000         0.83        50        4,100       4,150
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
CS for Consulting Services    04/13/01         967         0.98        10          938         948
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
CS for Mineral Property
Expense                       05/11/01       1,000         0.85        10          840         850
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
CS for services               07/31/01      40,000         0.73       400       28,800      29,200
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
WAR attached to note          08/16/01                                                                              90,000
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
CS for services               08/28/01       3,700         0.30        37        1,063       1,100
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
CS for loans payable          08/31/01      92,000         1.00       920       91,080      92,000
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
CS for loans payable          09/28/01      42,500         1.00       425       42,075      42,500
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
Options expired                                                                                       (319,700)
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
BALANCE SEPTEMBER 30,
2001                                    18,750,970               $187,509  $ 3,769,057  $3,952,204     974,800   9,034,761
--------------------------  ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------


                             VALUE OF
                             OPTIONS/
                             WARRANTS
                            -----------

CS for Cash from options    $   (8,702)
--------------------------  -----------
CS for Consulting services
--------------------------  -----------
CS for Officers'
compensation
--------------------------  -----------
Cash for Warrants               10,000
--------------------------  -----------
CS/ WAR Adjustment
--------------------------  -----------

BALANCE SEPTEMBER 30,
2000                        $  118,920
--------------------------  -----------

Common stock, options
--------------------------  -----------
and warrants activity as
--------------------------  -----------
follows:
--------------------------  -----------
CS for Cash from options        (3,070)
--------------------------  -----------
CS for Consulting services
--------------------------  -----------
CS for Officers'
compensation
--------------------------  -----------
WAR for Consulting
services                       123,775
--------------------------  -----------
CS for Employees'
compensation
--------------------------  -----------
CS for Cash
--------------------------  -----------
WAR for Consulting
services                        46,746
--------------------------  -----------
CS for Consulting services
--------------------------  -----------
CS for Cash
--------------------------  -----------
CS for Consulting services
--------------------------  -----------
CS for Consulting services
--------------------------  -----------
CS for Cash
--------------------------  -----------
WAR for Loan agreements         76,551
--------------------------  -----------
CS for Cash
--------------------------  -----------
CS for Consulting services
--------------------------  -----------
CS for Directors'
compensation
--------------------------  -----------
OPT for Director, officer
and employee
compensation                   354,000
--------------------------  -----------
WAR for Loan agreements         13,430
--------------------------  -----------
WAR Extension of exercise
period                         608,058
--------------------------  -----------
CS for Modification of
contract
--------------------------  -----------

CS for Interest payments
--------------------------  -----------
CS for Consulting Services
--------------------------  -----------
CS for Mineral Property
Expense
--------------------------  -----------
CS for services
--------------------------  -----------
WAR attached to note             6,487
--------------------------  -----------
CS for services
--------------------------  -----------
CS for loans payable
--------------------------  -----------
CS for loans payable
--------------------------  -----------
Options expired
--------------------------  -----------
BALANCE SEPTEMBER 30,
2001                        $1,344,897
--------------------------  -----------

                              TREND MINING COMPANY
                      (Formerly Silver Trend Minig Company)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2001

NOTE  5  -  COMMON  STOCK  OPTIONS  AND  WARRANTS

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

On November 17, 2000, the Company entered into a consulting agreement with R. H. Barsom Company, Inc., under which the consultant would perform certain services for the Company until June 30, 2001, for an advance fee of $100,000 and 180,000 shares of common stock. In early January 2001, the Company and the consultant agreed to terminate the agreement. In connection with the termination, the consultant surrendered the 180,000 shares of common stock and received warrants to purchase 180,000 shares of the Company's common stock at $1.50 per share, exercisable until January 12, 2003. The fair value of these

                              TREND MINING COMPANY
                      (Formerly Silver Trend Minig Company)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2001

NOTE  5  -  COMMON  STOCK  OPTIONS  AND  WARRANTS  (CONTINUED)

warrants estimated on the grant date using the Black-Scholes Option Price Calculation was $46,746, which was included in consulting expenses for the quarter ended December 31, 2000.

On November 8, 2000, effective November 1, 2000, the Company entered into a 24-month agreement with Eurofinance Inc. under which the entity would assist the Company with certain investment community matters in return for a monthly fee of $5,000, plus expenses, and warrants to purchase 820,000 shares of common stock at $1.50 per share. The warrants were exercisable until November 1, 2005. In early January 2001, this agreement was terminated, with the Company no longer obligated for the remaining monthly fees, and only the warrants for 250,000 shares that vested on November 1, 2000 remained outstanding. The fair value of these warrants were estimated on the grant date using the Black-Scholes Option Price Calculation, which was $123,775. This amount is included in general and administrative expenses for the year ended September 30, 2001.

In a note dated August 16, 2001, a stockholder loaned the Company $90,000. One warrant is attached to each dollar of debt, with a strike price of $1.50, exercisable through June 9, 2004. The fair value of these warrants, estimated on the grant date using the Black-Scholes Option Price Calculation, was $6,487. See Note 6.

LCM Holdings, LDC loaned the Company $119,390 in a note dated October 22, 2001. This note has warrants attached to it. See Note 12.

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

Electrum exercised its option and acquired 3,500,000 shares of the Company's common stock in February and March of 2000. Pursuant to the terms of the stock purchase agreement, upon exercise in full of this first option, Electrum's option until September 25, 2000 to purchase up to an additional 4,608,000 shares of common stock at an exercise price of $0.14 per share, or $645,120 in the aggregate, became exercisable.

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

                              TREND MINING COMPANY
                      (Formerly Silver Trend Minig Company)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2001

NOTE  5  -  COMMON  STOCK  OPTIONS  AND  WARRANTS  (CONTINUED)

Electrum has exercised all of its options to purchase the Company's common stock and its option to purchase the warrant. In connection with its acquisition of those shares, Electrum has assigned 5,530,174 shares and 1,000,000 warrants to third parties.

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

As  of  September  30,  2001,  Tigris  and Electrum own approximately 29% of the
Company's outstanding common stock and, assuming that Electrum exercises its warrants and that the Company has issued no other shares, would own nearly 50% of the Company's then outstanding common stock.

Electrum had certain preemptive rights, which were not exercised and have been subsequently terminated. Tigris and Electrum have the right to proportional representation on the Company's board of directors and registration rights for all of the Company's common stock acquired through this agreement held by them.

As of September 30, 2001 and 2000, the Company had warrants outstanding as described representing 9,034,761 and 8,179,761 shares of common stock, respectively.

                              TREND MINING COMPANY
                      (Formerly Silver Trend Minig Company)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2001

NOTE  5  -  COMMON  STOCK  OPTIONS  AND  WARRANTS  (CONTINUED)

Following  is  a  summary  of  the  status of the options during the years ended
September  30,  2001  and  2000:

                                                              Weighted Average
                                           Number of Shares   Exercise Price
                                           -----------------  -----------------
Outstanding at October 1, 1999                      330,000   $            0.32
                                           -----------------  -----------------
Granted                                           9,938,095                0.12
Exercised                                        (9,962,762)               0.12
Revised                                            (127,500)               0.36
Expired                                             (50,000)               0.35
                                           -----------------  -----------------
Outstanding at September 30, 2000                   127,833   $            0.51
                                           =================  =================
Options exercisable at September 30, 2000           127,833   $            0.51
                                           =================  =================


Outstanding at October 1, 2000                      127,833   $            0.51
Granted                                           1,200,000                0.80
Exercised                                           (33,333)               0.30
Expired                                            (319,700)               0.79
                                           -----------------  -----------------
Outstanding at September 30, 2001                   974,800   $            0.86
                                           =================  =================
Options exercisable at September 30, 2001           974,800   $            0.86
                                           =================  =================

Options exercisable:
    -On or before July 19, 2002                      12,500   $            1.00
    -On or before April 15, 2003                     67,000   $            0.50
    -On or before February 23, 2004                 895,300   $            0.80

                              TREND MINING COMPANY
                      (Formerly Silver Trend Minig Company)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2001

NOTE  6  -  RELATED  PARTY  TRANSACTIONS

The Company has accrued director and officer fees in the amounts of $8,122 at September 30, 2001. As of September 30, 2000, the Company owed fees to directors and officers and in the amount of $11,100.

In June 2000, the Company and GMC amended the Lake Owen option agreement. Pursuant to the amendment, the Company issued 416,961 shares at an average price of $0.06 per share to GMC in connection with the exercise by GMC of preemptive rights. In addition, the Company agreed to perform an additional $15,000 of geophysical survey work on the Lake Owen project prior to December 31, 2000, issued 200,000 additional shares of common stock to GMC and granted to GMC a warrant to purchase 200,000 shares for $0.70 per share exercisable until June 12, 2002 in exchange for GMC's agreement to terminate its antidilution and preemptive rights as provided in the original Lake Owen option agreement. The geophysical survey work period has not been performed and has been extended beyond December 31, 2000.

Related  Party  Loans
---------------------
In November 2000, the Company borrowed $135,000 from Electrum. The loan bears interest at an annual rate of 5% and is due upon the earlier of either the Company's completion of a public or private debt or equity financing or December 1, 2005.

In December 2000, the Company entered into an agreement with Electrum to provide the right to borrow additional funds. The funds obtained under this agreement bear interest at 8%, and repayment is due upon the Company's completion of a public or private debt or equity financing. The Company borrowed $200,000 under this agreement, and no additional funds are available under this agreement.

The Electrum loan agreement provides that if these loans are not paid by February 1, 2001, the Company is required to grant Electrum warrants to purchase 285,000 shares of the Company's common stock at $1.50 per share exercisable through September 30, 2003. The loans were not repaid by February 1, 2001, and the warrants have been issued. Electrum may also elect to be repaid partially or completely in regards to the total principal and interest outstanding under both loans in "units" of Trend securities, at the rate of one unit per each $1.25 owed. Each unit would consist of one share of common stock and a warrant to purchase one share of common stock at $1.50 per share, originally exercisable through September 30, 2003. Electrum has agreed that at least $100,000 of the November 2000 loan will be repaid in units. This conversion of debt to equity has not been accomplished, and was not reflected in the financial statements as of September 30, 2001.

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

                              TREND MINING COMPANY
                      (Formerly Silver Trend Minig Company)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2001

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

On April 11, 2001, the Company entered into an agreement with Electrum under which the Company may borrow additional funds from Electrum under the terms of December 2000 loan agreement to fund its operating costs if Electrum elects, in its sole discretion, to lend such funds. During the period from April 10, 2001 through September 30, 2001, the Company borrowed $220,000 under this agreement. The funds borrowed under this agreement bear interest at 8%, and repayment is due upon the Company's completion of a private or public debt or equity financing. At Electrum's option, the Company may repay part or all of the principal and interest outstanding under the loan in units as described above.

A  stockholder  loaned the Company $90,000 in a note dated August 16, 2001.  See
Note 5. This loan bears interest at 8% per annum and is due upon the Company's completion of a private equity placement and concurrently and proportionally with any amounts repaid to Electrum LLC or any others having provided loan facilities of this type to the Company. This same stockholder, subsequent to September 30, 2001, loaned the Company an additional $10,000 under the same terms as the $90,000 loan. See Note 12.

During the quarter ended September 30, 2001, various other related parties loaned the Company a total of $193,500. Of this amount, $134,500 was converted to equity by September 30, 2001 at $1 per share. See Note 5. The remaining amount of $59,000 has been recorded as short-term, uncollateralized loans, bearing no interest and having no specific due date. Of the $59,000, $25,000 has been converted, subsequent to September 30, 2001, to common stock shares in the Company. See Note 12.

Employment  Agreement
---------------------
In July 2000, the Company entered into an employment agreement with John Ryan, then the chief financial officer, secretary and treasurer of the Company, under which Mr. Ryan received 3,000 shares per month of Trend common stock as compensation for his services. Mr. Ryan resigned in December 2000, and this agreement was terminated. No amounts were owed to Mr. Ryan as of September 30, 2001. In July 2001, Mr. Ryan was again designated as the Company's chief financial officer, secretary and treasurer.


NOTE  7  -  PROPERTY  AND  EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment, including vehicles, is being calculated using the straight-line method over the expected useful lives of five years of the assets. Depreciation expense for the years ending September 30, 2001 and 2000 was $17,815 and $10,823, respectively.

                              TREND MINING COMPANY
                      (Formerly Silver Trend Minig Company)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2001

NOTE  7  -  PROPERTY  AND  EQUIPMENT  (CONTINUED)

The following is a summary of property, equipment, and accumulated depreciation.

                                 September 30,    September 30,
                                     2001             2000
                                ---------------  ---------------
Furniture and Equipment         $       51,288   $       51,288
Less: Accumulated Depreciation         (28,926)         (11,111)
                                ---------------  ---------------
                                $       22,362   $       40,177
                                ===============  ===============

NOTE  8  -  INVESTMENTS

The Company's securities investments are classified as available-for-sale securities which are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company has no securities, which are classified, as trading securities.

The Company recognized a charge for other comprehensive loss of $38,314 for the year ended September 30, 2000. In the year ended September 30, 2001, the Company recognized income of $413 for the change in the market value of investments. The investment in New Jersey Mining Company was liquidated during the period ended March 31, 2001 and the Company realized a loss of $78,033.

The Company disposed of its last 50,000 shares of New Jersey Mining Company stock to Mine Systems Design, Inc. in settlement of a consulting invoice of $22,539. The Company realized a gain of $22,539 on this transaction.


NOTE  9  -  NOTES  PAYABLE

Following  is  a  summary  of  long-term debt as of September 30, 2001 and 2000:

                                                                         September 30,
                                                                       ------------------
                                                                         2001      2000
                                                                       --------  --------

     Note payable to Wells Fargo
          Interest at 14.99%, secured by vehicle, payable in monthly
          installments of $179 through February 28, 2003               $ 2,914   $ 4,339

     Note payable to Wells Fargo
          Interest at 14.99%, secured by vehicle, payable in monthly
          installments of $231 through April 7, 2005                     7,722     9,042
                                                                       --------  --------

          Total notes payable                                           10,636    13,381

          Less:  Current maturities included in current liabilities     (3,564)   (2,992)
                                                                       --------  --------

                                                                       $ 7,072   $10,389
                                                                       ========  ========

                              TREND MINING COMPANY
                      (Formerly Silver Trend Minig Company)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2001

NOTE  9  -  NOTES  PAYABLE  (CONTINUED)

Following  are  the  maturities  of  long-term  debt  for  the next three years:

               2003                                $3,088
               2004                                 2,330
               2005                                 1,654
                                                   ------
                                                   $7,072
                                                   ======

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES

Lake  Owen  Option  Agreement
-----------------------------
In July 1999, the Company executed an option agreement with General Minerals Corporation ("GMC") wherein the Company may earn a 100% interest in a mineral property in Albany County, Wyoming in exchange for its payment of exploration expenditures during the three-year option period, which commenced on July 27, 1999. Under the agreement, the Company is obligated to spend $750,000 on exploration expenditures for this project, commonly known as the Lake Owen property, during the option period, with no less than $150,000 of such expenditures to be made within the first year. The agreement was amended in June 2000 to include $15,000 of geophysical survey work.

In consideration for the aforementioned option, the Company paid GMC $40,000 in cash and issued to GMC 715,996 shares in 1999 and 129,938 shares in 2000. The Company and GMC subsequently entered into an amendment to the agreement under which (i) the Company issued 416,961 shares of common stock to GMC upon GMC's exercise of preemptive rights, (ii) the Company agreed to perform an additional $15,000 of geophysical work on the Lake Owen Project prior to December 31, 2000 (subsequently modified), (iii) the Company issued 200,000 additional shares and warrants exercisable until June 2002 to purchase 200,000 shares at $0.70 per share, and (iv) GMC agreed to terminate its antidilution and preemptive rights as provided in the original agreement.

Lease  Agreements
-----------------
Through the year ended September 30, 2000, the Company rented office facilities in Coeur d'Alene, Idaho on a month-to-month basis. Total rents paid during the year ended September 30, 2000 were $5,530.

During the period ended December 31, 2000, the Company entered into a lease for its executive offices in Coeur d'Alene, Idaho. The lease has a three-year term with monthly rent of $2,656 in addition to a $2,656 security deposit. The Company has the option to extend the lease for an additional two years at a monthly rent of $2,921. The Company's rent expense reflects a reduction for payments for improvements that were considered to be in lieu of lease expense. Total rent expense for the year ended September 30, 2001 was $30,180. Of this amount, $5,312 was outstanding at September 30, 2001.

In July 2000, the Company entered into a new lease agreement for additional office facilities in Reno, Nevada. The agreement is a two year lease and calls for monthly payments of $1,725 during the first year and $1,775 during the second year in addition to a $350 security deposit. Prior to the signing of this lease, the Company had occupied the facilities on a month-to-month basis for $1,714 per month. Total rents during the years ended September 30, 2001 and 2000 were $20,421 and $3,438, respectively. As of September 30, 2001, the Company no longer occupies these facilities in Nevada. Management is currently carrying on negotiations with the leassor as to whether the Company will be liable for the remainder of the lease.

                              TREND MINING COMPANY
                      (Formerly Silver Trend Minig Company)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2001

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Lease  Agreements  (continued)
------------------------------
On August 2, 2001, the Company signed a month-to-month rental agreement for storage space in Coeur d'Alene, ID. The monthly payment is $425. Delinquent rental payments are subject to a 12% per annum interest charge. The space is being used by the Company to store core from the Lake Owen property.

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

On November 8, 2000, effective November 1, 2000, the Company entered into a 24-month agreement with Eurofinance Inc. under which the entity would assist the Company with certain investment community matters in return for a monthly fee of $5,000, plus expenses, and warrants to purchase 820,000 shares of common stock at $1.50 per share. The warrants were exercisable until November 1, 2005. In early January 2001, this agreement was terminated, with the Company no longer obligated for the remaining monthly fees, and only the warrants for 250,000 shares that vested on November 1, 2000 remained outstanding as of September 30, 2001. Subsequently, these warrants have been cancelled.

On October 31, 2000, the Company entered into a consulting agreement with Brian Miller under which Mr. Miller performed certain services for the Company. Under this agreement, Mr. Miller was to have received cash for his consulting services and was granted 10,000 shares of common stock effective January 2, 2001.. On February 23, 2001, Mr. Miller was also granted an option to purchase 107,800 shares at $.80. On July 20, 2001, Mr. Miller was informed that the
Company would no longer require his services. The Company is currently negotiating with Mr. Miller regarding outstanding invoices due to him. The 107,800 options have expired because they were not exercised within 90 days of termination of his consulting agreement.


NOTE  11  -  DISPOSAL  AND  IMPAIRMENT  OF  ASSETS

In late 1998, the Company acquired mining equipment valued at $180,000 in exchange for 600,000 shares of common stock with a value of $0.30 per share. Most of this equipment was sold during the year ending September 30, 1999 for $32,300, resulting in a realized loss of $129,700. In addition, an impairment of $14,000, representing the excess of the $18,000 carrying value of the remaining equipment over its fair value of $4,000, was included in the loss on disposition and impairment of assets charged to operations in the year ended September 30, 1999. The Company also recognized a loss of $55,000 on the sale of the Rae Wallace Mine, which had been acquired during 1998 for $75,000 in common stock and was sold in 1999 for $20,000. In addition, the Company sold miscellaneous equipment in 1999, recognizing $7,026 in additional gains. See
Note  3.

During the year ended September 30, 2000, the Company recognized a gain of $5,000 on the sale of the Silver Strand Mine, for which it received New Jersey Mining Company stock valued at $5,000 and retained a royalty. The mine had been acquired for common stock in 1984. This New Jersey Mining Company stock was subsequently transferred to a consultant in settlement of outstanding invoices. See Notes 3, 8 and 12.

                              TREND MINING COMPANY
                      (Formerly Silver Trend Minig Company)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2001

NOTE  12  -  SUBSEQUENT  EVENTS

Loans  to  Company
------------------
A  stockholder loaned the Company $10,000 subsequent to September 30, 2001.  See
Note 6. One warrant is attached to every dollar of this debt, with a strike price of $1.50, exercisable until January 9, 2004.

LCM Holdings, LDC loaned the Company $119,390 in a note dated October 22, 2001. This loan bears interest at 8% per annum and is due upon the Company's completion of a private equity placement and concurrently and proportionally with any amounts repaid to Electrum LLC or any others having provided loan facilities of this type to the Company. One warrant is attached to every dollar of this debt, with a strike price of $1.50, exercisable until January 9, 2004.

Share  Issuances
----------------
A consultant loaned the Company $25,000 in September of 2001. This debt was converted to 25,000 shares of equity in the Company on October 3, 2001.

An outstanding invoice to a technology consultant, which is reflected in accounts payable at September 30, 2001 in the amount of $11,894.30, was partially converted to 12,536 shares of equity in the Company per an agreement dated October 4, 2001. A cash payment is still outstanding in the amount of $5,000.

Warrants  Cancelled
-------------------
Warrants for 250,000 shares of common stock with a strike price of $1.50 and warrants for 25,000 shares of common stock with a strike price of $0.40 were cancelled in a letter dated November 15, 2001. Prior to cancellation, these had been assigned by Electrum LLC to Eurofinance, who in turn assigned them to a third party who was the holder at the time of cancellation.

Property  Quitclaimed
---------------------
The Pyramid Mine claims were sold by the Company on November 12, 2001 to Calumet Mining Company for 50,000 shares of common stock of Calumet Mining Company, a related party. The CFO of the Trend Mining Company is also the president of Calumet Mining Company.