Form 10QSB
period 2001-12-31
TREND MINING CO
filed 2002-02-14
CIK 1115954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                           COMMISSION FILE NO. 0-31159

                              TREND MINING COMPANY

        (Exact Name of Small Business Issuer as Specified in its Charter)

 DELAWARE                                        81-0304651
(State or other jurisdiction of                 I.R.S. Employer I.D. No.)
 incorporation or organization)


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

Yes  /X/          No  / /

Transitional Small Business Disclosure: Yes  / /  No /X/

There were 18,793,506 shares of the Registrant's $.01 par value common stock outstanding as of December 31, 2001.

================================================================================




                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2001






                            WILLIAMS & WEBSTER, P.S.
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                          601 W RIVERSIDE - SUITE 1940
                            SPOKANE, WASHINGTON 99201
                                 (509) 838-5111




================================================================================

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)




ACCOUNTANT'S REVIEW REPORT                                                   1


FINANCIAL STATEMENTS

     Balance Sheets                                                          2

     Statements of Operations and Comprehensive Loss                         3

     Statement of Stockholders' Equity (Deficit)                             4

     Statements of Cash Flows                                                6


NOTES TO THE FINANCIAL STATEMENTS                                            7

Board of Directors
Trend Mining Company
Coeur d'Alene, Idaho

                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------

We have reviewed the accompanying balance sheet of Trend Mining Company (an exploration stage company) as of December 31, 2001, and the related statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the three months ended December 31, 2001 and 2000 and for the period from October 1, 1996 (inception of exploration stage) to December 31, 2001. All information included in these financial statements is the representation of the management of Trend Mining Company.

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

The financial statements for the year ended September 30, 2001 were audited by us and we expressed an unqualified opinion on them in our report dated December 19, 2001, except for Note 12, as to which the date is February 1, 2002. We have not performed any auditing procedures since those dates.

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

February 1, 2002

                                 TREND MINING COMPANY
                        (FORMERLY SILVER TREND MINING COMPANY)
                            (AN EXPLORATION STAGE COMPANY)
                                    BALANCE SHEETS


                                                             December 31,   September 30,
                                                                 2001            2001
                                                              (unaudited)     (restated)
                                                             -------------  --------------
ASSETS

CURRENT ASSETS
  Cash                                                                593          24,954
  Equipment held for resale                                         4,000           4,000
                                                             -------------  --------------
    Total Current Assets                                            4,593          28,954
                                                             -------------  --------------

MINERAL PROPERTIES                                                      -               -
                                                             -------------  --------------

PROPERTY AND EQUIPMENT, net of depreciation                        21,751          22,362
                                                             -------------  --------------

OTHER ASSETS
  Investments                                                         500               -
                                                             -------------  --------------

TOTAL ASSETS                                                       26,844          51,316
                                                             =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                              1,176,223       1,125,646
  Accounts payable to directors and officers                        5,061           8,122
  Accrued expenses                                                  7,968           5,312
  Interest payable                                                 38,112          29,143
  Notes payable to stockholders                                   773,445         669,000
  Current portion of long-term debt                                 3,589           3,564
                                                             -------------  --------------
    Total Current Liabilities                                   2,004,398       1,840,787
                                                             -------------  --------------

LONG-TERM DEBT, net of current portion                              6,315           7,072
                                                             -------------  --------------

COMMITMENTS AND CONTINGENCIES                                           -               -
                                                             -------------  --------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock,  $0.01 par value, 20,000,000
    shares authorized; 1 share issued and outstanding                   -               -
  Common stock,  $0.01 par value, 100,000,000
    shares authorized; 18,793,506 and
    18,755,970 shares issued and outstanding, respectively        187,935         187,559
  Additional paid-in capital                                    3,804,376       3,772,857
  Stock options and warrants                                    1,399,852       1,389,976
  Pre-exploration stage accumulated deficit                      (558,504)       (558,504)
  Accumulated deficit during exploration stage                 (6,817,528)     (6,588,431)
                                                             -------------  --------------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (1,983,869)     (1,796,543)
                                                             -------------  --------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                                   26,844          51,316
                                                             =============  ==============

             See accompanying notes and accountant's review report.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                       Period from
                                                                                     October 1, 1996
                                                                                      (Inception of
                                                                Three Months Ended      Exploration
                                                           ----------------------------  Stage) to
                                                           December 31,   December 31,  December 31,
                                                               2001           2000          2001
                                                           (unaudited)    (unaudited)   (unaudited)
                                                          -------------  -------------  -----------
REVENUES                                                             -              -            -
                                                          -------------  -------------  -----------

EXPENSES
    Exploration expense                                          4,070        104,044    1,894,437
    General and administrative                                 134,937        403,294    1,560,360
    Officers and directors compensation                         22,250         73,020    1,156,355
    Legal and professional                                      21,884        157,675    1,038,465
    Depreciation                                                   611          4,487       29,537
                                                          -------------  -------------  -----------
        Total Expenses                                         183,752        742,520    5,679,154
                                                          -------------  -------------  -----------

OPERATING LOSS                                                (183,752)      (742,520)  (5,679,154)
                                                          -------------  -------------  -----------

OTHER INCOME (EXPENSE)
    Dividend and interest income                                     -            108        6,398
    Gain (loss) on disposition and impairment of assets            500              -     (187,726)
    Loss on investment sales                                         -         (3,500)     (53,772)
    Financing expense                                           (9,876)             -     (829,845)
    Interest expense                                           (35,969)        (1,958)     (82,688)
    Miscellaneous income                                             -              -        9,259
                                                          -------------  -------------  -----------
        Total Other Income (Expense)                           (45,345)        (5,350)  (1,138,374)
                                                          -------------  -------------  -----------

LOSS BEFORE INCOME TAXES                                      (229,097)      (747,870)  (6,817,528)

INCOME TAXES                                                         -              -            -
                                                          -------------  -------------  -----------
NET LOSS                                                      (229,097)      (747,870)  (6,817,528)
                                                          -------------  -------------  -----------

OTHER COMPREHENSIVE LOSS
    Change in market value of investments                            -        (10,275)           -
                                                          -------------  -------------  -----------

NET COMPREHENSIVE LOSS                                        (229,097)      (758,145)  (6,817,528)
                                                          =============  =============  ===========

BASIC AND DILUTED NET LOSS PER SHARE                             (0.01)         (0.04)       (0.63)
                                                          =============  =============  ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                               18,787,746     18,288,419   10,827,286
                                                          =============  =============  ===========

             See accompanying notes and accountant's review report.

                                                      TREND MINING COMPANY
                                             (FORMERLY SILVER TREND MINING COMPANY)
                                                 (AN EXPLORATION STAGE COMPANY)
                                           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                    Common Stock                Stock
                                                 -----------------  Additional Options                     Other
                                                  Number             Paid-in     and     Accumulated   Comprehensive
                                                 of Shares  Amount   Capital   Warrants    Deficit         Income        Total
                                                 ---------  ------  ---------  --------  ------------  --------------  ---------
Balance, October 1, 1996                         1,754,242  17,542    663,218         -     (558,504)              -    122,256

Common stock issuances as follows:
   - for cash at $0.50 per share                   200,000   2,000     98,000         -            -               -    100,000
   - for payment of liabilities and
        expenses at $0.50 per share                 45,511     455     22,301         -            -               -     22,756

Net loss for the year ended September 30, 1997           -       -          -         -     (128,614)              -   (128,614)
                                                 ---------  ------  ---------  --------  ------------  --------------  ---------

Balance, September 30, 1997                      1,999,753  19,997    783,519         -     (687,118)              -    116,398

Issuance of common stock as follows:
   - for mineral property at $0.50 per share       150,000   1,500     73,500         -            -               -     75,000
   - for lease termination at $0.50 per share       12,000     120      5,880         -            -               -      6,000
   - for debt at $0.50 per share                    80,000     800     39,200         -            -               -     40,000
   - for cash at $0.20 per share                     7,500      75      1,425         -            -               -      1,500
   - for compensation at $0.50 per share             9,000      90      4,410         -            -               -      4,500

Issuance of stock options for                            -       -          -     2,659            -               -      2,659
 financing activities

Net loss for the year ended September 30, 1998           -       -          -         -     (119,163)              -   (119,163)

Change in market value of investments                    -       -          -         -            -         117,080    117,080
                                                 ---------  ------  ---------  --------  ------------  --------------  ---------

Balance, September 30, 1998                      2,258,253  22,582    907,934     2,659     (806,281)        117,080    243,974

Common stock issuances as follows:
   - for cash at an average of $0.07 per share     555,000   5,550     35,450         -            -               -     41,000
   - for prepaid expenses at $0.33 per share        50,000     500     16,000         -            -               -     16,500
   - for consulting services at an average
      of $0.20 per share                           839,122   8,391    158,761         -            -               -    167,152
   - for mineral property at $0.13 per share       715,996   7,160     82,470         -            -               -     89,630
   - for officers' compensation at an
        average of $0.24 per share                 300,430   3,004     70,522         -            -               -     73,526
   - for debt,  investment and expenses              9,210      92      2,671         -            -               -      2,763
      at $0.30 per share
   - for directors' compensation at an
     average of $0.25 per share                     16,500     165      3,960         -            -               -      4,125
   - for rent at $0.25 per share                     1,000      10        240         -            -               -        250
   - for equipment at $0.30 per share              600,000   6,000    174,000         -            -               -    180,000

Net loss for the year ended  September 30, 1999          -       -          -         -     (716,759)              -   (716,759)

Other comprehensive loss                                 -       -          -         -            -         (79,179)   (79,179)
                                                 ---------  ------  ---------  --------  ------------  --------------  ---------

Balance, September 30, 1999                      5,345,511  53,454  1,452,007     2,659   (1,523,040)         37,901     22,982
                                                 ---------  ------  ---------  --------  ------------  --------------  ---------

             See accompanying notes and accountant's review report.

                                                      TREND MINING COMPANY
                                              (FORMERLY SILVER TREND MINING COMPANY)
                                                  (AN EXPLORATION STAGE COMPANY)
                                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                                                   Common Stock                 Stock
                                             --------------------  Additional  Options                     Other
                                                Number              Paid-in      and       Accumulated Comprehensive
                                              of Shares    Amount   Capital    Warrants      Deficit       Income        Total
                                             -----------  -------  ---------  ----------  ------------  ------------  -----------
Balance, September 30, 1999                   5,345,511    53,454  1,452,008      2,659    (1,523,040)       37,901       22,982

Common stock and option issuances as
follows:
   - for employee, officer and director
     compensation at an average of
     $0.61 per share                            231,361     2,314    140,446     15,820             -             -      158,580
   - for officers' and directors'
     compensation at an average                  11,500       115     13,615          -             -             -       13,730
      of $1.19 per share
   - for services at an average                 530,177     5,302    246,333          -             -             -      251,635
     of $0.47 per share
   - for mineral property at $0.89            1,000,000     1,000     88,000          -             -             -       89,000
     per share
   - for investments at $0.33                   200,000     2,000     64,000          -             -             -       66,000
     per share
   - for cash at $0.08 per share                456,247     4,562     28,969                                              33,531
   - for cash, options and warrants             100,000    10,000      2,414     87,586                                  100,000
   - for incentive fees at $0.33 per share       65,285       653     20,891          -             -             -       21,544
   - for deferred mineral property
     acquisition costs at $0.13                 129,938     1,299     14,943          -             -             -       16,242
     per share
   - for modification of stockholder
     agreement at $0.60 per share               200,000     2,000    118,000     30,000             -             -      150,000
   - for modification of stockholder                  -         -      4,262     10,379             -             -       14,641
     agreement
   - from exercise of options at              9,962,762    99,628  1,103,016    (37,524)            -             -    1,165,120
     $0.12 per share

Cash received for the issuance of
   common stock warrants for
     7,979,761 shares of stock                        -         -          -     10,000             -             -       10,000

Miscellaneous common stock adjustments               (5)        -          -          -             -             -            -

Net loss for the year ended                           -         -          -          -    (2,186,541)            -   (2,186,541)
 September 30, 2000

Other comprehensive income (loss)                     -         -          -          -             -       (38,314)     (38,314)

                                             -----------  -------  ---------  ----------  ------------  ------------  -----------
Balance, September 30, 2000                  18,232,776   182,327  3,296,897    118,920    (3,709,581)         (413)    (111,850)

Common stock and option issuances
 as follows:
   - for cash of $1.00 per share                192,000     1,920    190,080          -             -             -      192,000
   - for cash and consulting services from
     options for $0.39 per share                 33,333       333     12,737     (3,070)            -             -       10,000
   - for services at an average                  13,700       137     12,463          -             -             -       12,600
     of $0.92 per share
   - for officer and employee compensation
      at $1.13 per share                          5,200        52      5,828          -             -             -        5,880
   - for payment of accrued officer's
     compensation at $1.35 per share             10,000       100     13,400          -             -             -       13,500
   - for consulting services at an average       45,461       455     34,247          -             -             -       34,702
     of $0.77 per share
   - for directors' compensation                 75,000       750     63,000          -             -             -       63,750
     at $0.85 per share
   - for modification of contract                 3,000        30      2,310          -             -             -        2,340
     at $0.78 per share
   - for interest payment on contract            10,000       100      7,900          -             -             -        8,000
     at an average of $0.80 per share
   - for mineral property expenses at             1,000        10        840          -             -             -          850
      $0.85 per share
   - for debt at $1.00 per share                134,500     1,345    133,155          -             -             -      134,500

Options issued to officers, directors                 -         -          -    354,000             -             -      354,000
  and employees for services

Warrants issued as follows:
   - for consulting services                          -         -          -    170,521             -             -      170,521
   - for loan agreements                              -         -          -    141,547             -             -      141,547
   - for extension of exercise period
     on outstanding warrants                          -         -          -    608,058             -             -      608,058

Net loss for the year ended                           -         -          -          -    (3,437,354)            -   (3,437,354)
September 30, 2001 (restated)

Other comprehensive income                            -         -          -          -             -           413          413
                                             -----------  -------  ---------  ----------  ------------  ------------  -----------

Balance, September 30, 2001 (restated)       18,755,970   187,559  3,772,857  1,389,976    (7,146,935)            -   (1,796,543)

Common stock issuances as follows:
   - for a note payable at $1.00 per share       25,000       250     24,750          -             -             -       25,000
   - for consuting fees payable at               12,536       126      6,769          -             -             -        6,895
      $0.55 per share

Warrants issued as follows:
   - for loan agreements                              -         -          -      9,876             -             -        9,876

Net loss for the three months ended
December 31, 2001 (unaudited)                         -         -          -          -      (229,097)            -     (229,097)
                                             -----------  -------  ---------  ----------  ------------  ------------  -----------

Balance, December 31, 2001 (unaudited)       18,793,506   187,935  3,804,376  1,399,852    (7,376,032)            -   (1,983,869)
                                             ===========  =======  =========  ==========  ============  ============  ===========

             See accompanying notes and accountant's review report.

                                                     TREND MINING COMPANY
                                            (FORMERLY SILVER TREND MINING COMPANY)
                                                (AN EXPLORATION STAGE COMPANY)
                                                   STATEMENTS OF CASH FLOWS

                                                                                                               Period from
                                                                                                                 October
                                                                                                              (Inception of
                                                                                                            Exploration Stage)
                                                                              Three Months   Three Months           to
                                                                                  Ended          Ended         December 31,
                                                                              December 31,   December 31,          2001
                                                                                  2001           2000          (unaudited)
                                                                               (unaudited)    (unaudited)       (restated)
                                                                              -------------  -------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                         (229,097)      (747,870)         (6,817,528)
 Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation                                                                        611          4,487              29,537
   Loss on investment sales                                                              -          3,500              58,928
   Loss on disposition and impairment of assets                                          -              -             188,226
   Gain on sale of mineral property claims for securities                             (500)             -                (500)
   Common stock issued for services
   and expenses                                                                          -         11,500             542,606
   Common stock issued for payables                                                  6,895              -               6,895
   Common stock and options issued as compensation                                       -          5,880             691,591
   Stock options and warrants issued for financing activities                        9,876              -             776,781
   Common stock and warrants issued to acquire mineral
   property options                                                                      -              -             344,873
   Warrants issued for consulting fees                                                   -        107,700             170,521
   Common stock issued for incentive fees                                                -              -              21,544
   Investment traded for services                                                        -              -              22,539
 Changes in assets and liabilities:
  Inventory                                                                              -              -               3,805
  Prepaid expenses                                                                       -         (1,699)                  -
  Accounts payable                                                                  47,516        163,001           1,171,021
  Accrued expenses                                                                  11,625        (11,808)             46,079
                                                                              -------------  -------------  ------------------
 Net cash used in operating activities                                            (153,074)      (465,309)         (2,743,082)
                                                                              -------------  -------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of deposit                                                                     -              -              (1,000)
  Return of deposit                                                                      -              -               1,000
  Proceeds from sale of equipment                                                        -              -              33,926
  Proceeds from sale of mineral property                                                 -              -              20,000
  Purchase of furniture and equipment                                                    -              -             (37,195)
  Proceeds from investments sold                                                         -          2,992             101,430
                                                                              -------------  -------------  ------------------
Net cash provided by investing activities                                                -          2,992             118,161
                                                                              -------------  -------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable and short term borrowings                                 (732)          (744)             (6,189)
  Sale of warrants for common stock                                                      -              -              10,000
  Proceeds from short-term borrowings                                              129,445        285,000             974,945
  Sale of common stock, subscriptions
  and exercise of options                                                                -        110,000           1,643,151
                                                                              -------------  -------------  ------------------
  Net cash provided by financing activities                                        128,713        394,256           2,621,907
                                                                              -------------  -------------  ------------------

NET DECREASE IN CASH                                                               (24,361)       (68,061)             (3,014)

CASH, BEGINNING OF PERIOD                                                           24,954        102,155               3,607
                                                                              -------------  -------------  ------------------

CASH, END OF PERIOD                                                                    593         34,094                 593
                                                                              =============  =============  ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                        132            369               2,210
  Income taxes paid                                                                      -              -                   -

NON-CASH FINANCING ACTIVITIES:
  Common stock and warrants issued to acquire
mineral properties                                                                       -              -             344,873
  Common stock issued to acquire mineral property                                        -              -              75,000
  Common stock issued for acquisition of
mining equipment                                                                         -              -             180,000
  Common stock issued for services and expenses                                          -         11,500             543,756
  Common stock issued for investment                                                     -              -              67,000
  Common stock issued for debt                                                      31,895              -             207,237
  Deferred acquisition costs on mining property                                          -              -              46,242
  Stock options  and warrants issued for financing activities                        9,876              -             776,781
  Warrants issued for consulting fees                                                    -        107,700             170,521
  Common stock issued for incentive fees                                                 -              -              21,544
  Common stock and options issued as compensation                                        -          5,880             691,591
  Purchase of equipment with financing agreement                                         -              -              14,093
  Investments received for mineral property                                            500              -               5,500
  Investments traded for services                                                        -              -              22,539

             See accompanying notes and accountant's review report.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

Outstanding options and warrants representing 10,049,006 and 8,704,261 shares as of December 31, 2001 and 2000, respectively, have been excluded from the calculation of diluted loss per share as they would be anti-dilutive.

Cash  and  Cash  Equivalents
----------------------------
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Compensated  Absences
---------------------
The Company's employees are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service and other factors. The Company estimates that the amount of compensation for future absences is minimal and immaterial for the periods ended December 31, 2001 and 2000. Accordingly, no liability has been recorded in the financial statements. The Company's policy is to recognize the cost of compensated absences when compensation is actually paid to employees.

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

At December 31, 2001, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Exploration  Costs
------------------
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the periods ended December 31, 2001 and 2000 were $4,070 and $104,044, respectively. As of December 31, 2001, the exploration costs expensed during the Company's exploration stage were $1,894,437.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

Going  Concern
--------------
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $229,097 for the period ended December 31, 2001 and has an accumulated deficit during the exploration stage of $6,817,528. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding.

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

Impaired  Asset  Policy
-----------------------
The Company adopted Financial Accounting Standards Board statement SFAS No. 121 titled "Accounting for Impairment of Long-Lived Assets," which has been replaced by SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." In complying with these standards, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts whenever events or changes in circumstances indicate that an asset may not be recoverable. Properties are acquired and recorded at fair values negotiated in arm's length transactions. Although the Company expenses as costs the exploration and maintenance of its properties and claims, if results of exploration warrant an assessment of the carrying value of a mineral property's acquisition cost, or if the Company has an indication that the recorded fair value has declined, such costs will be reviewed and any impairment will be recognized at that time.

Investment  Policies
--------------------
The Company uses the average cost method to determine the gain or loss on investment securities held as available-for-sale based upon the accumulated cost bases of specific investment accounts.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

Option  and  Warrant  Fair  Value  Calculations
-----------------------------------------------
The Company utilizes the Black-Scholes valuation model to calculate the fair value of options and warrants issued for financing, acquisition, compensation and payment for services purposes. The parameters used in such valuations include a risk free rate of 5.5%, the assumption that no dividends are paid, exercise periods ranging from 1 week to 5.5 years, depending upon the terms of the instrument issued, and a volatility factor calculated annually based on estimates of expected volatility, as per SFAS 123. The Company used its historic volatility data to develop the 1998 estimate of 30%, consistent with its limited public trading in 1998. The volatility estimates for 1999, 2000 and 2001 reflect an average of Company data and volatility factors reported by two other mining companies at comparable stages in their respective public trading histories, resulting in expected volatilities of 55.12% in 1999, 48.05% in 2000, 46.4% in 2001 and 50% in 2002.

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

Segment  Reporting
------------------
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended September 30, 1999. SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company's mining properties were not engaged in any business activity. The Company had no segments engaged in business activities at December 31, 2001 and, therefore, no segment reporting is required.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Accounting  Pronouncements
--------------------------
In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long -lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Provision for Taxes
-------------------
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2001, the Company had net deferred tax assets of approximately $1,800,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2001.

At December 31, 2001, the Company has net operating loss carryforwards of approximately $5,430,000, which expire in the years 2001 through 2021. The net operating loss carryforwards do not include expenses that are not deductible for tax purposes, such as compensation expense, in the amount of $1,340,000 attributable to options and warrants issued to employees and consultants. The Company also owes to the Internal Revenue Service employment taxes of approximately $100,000 as of December 31, 2001.

Interim  Financial  Statements
------------------------------
The interim financial statements as of and for the three months ended December 31, 2001 included herein have been prepared for the Company without audit. They reflect all adjustments that are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.


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

The Company and GMC subsequently entered into an amendment to the agreement under which (i) the Company issued 416,961 shares of common stock to GMC upon GMC's exercise of preemptive rights, (ii) the Company agreed to perform an additional $15,000 of geophysical work on the Lake Owen Project prior to December 31, 2000 (subsequently modified), (iii) the Company issued 200,000 additional shares and warrants exercisable until June 2002 to purchase 200,000 shares at $0.70 per share, and (iv) GMC

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  3  -  MINERAL  PROPERTIES  (CONTINUED)

Wyoming  Properties  (continued)
--------------------------------
agreed to terminate its antidilution and preemptive rights as provided in the original agreement. The Company has expensed $295,873 for cash paid and common stock issued to acquire this Project.

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

As of December 31, 2001, the Company has located and staked 155 unpatented mining claims in Albany County, Wyoming, including 34 and 121 claims, which were staked at the Douglas Creek and Keystone properties, respectively.

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

During the year ended September 30, 2000, the Company located and staked 211 claims in Stillwater County Montana. During the year ended September 30, 2001, 172 claims were staked and added, and 304 claims were abandoned.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  3  -  MINERAL  PROPERTIES  (CONTINUED)

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

The Pyramid Mine claims were sold by the Company on November 12, 2001 to Calumet Mining Company for 50,000 shares of common stock of Calumet Mining Company, a related party. The Company retained a 1.5% net smelter return production royalty interest in the Pyramid Mines. See Notes 6 and 8.

California Properties
---------------------
In mid-2000, the Company located 79 unpatented mining claims, known as the Pole Corral property, in Tehema County, California. In September 2000, the Company located 33 unpatented mining claims known as the Cisco Butte property in Placer County, California. By September 30, 2001, the Company had abandoned all of its interests in the Cisco Butte property.

Canadian  Property
------------------
In August 2000, the Company entered into an agreement whereby Spectra Management Corporation would explore and stake five claims representing about 67,000 acres for the Company in northern Saskatchewan. This property is now known as the Peter Lake Claims. The Company is obligated to complete work requirements of $212,000 U.S. by June 1, 2002.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  3  -  MINERAL  PROPERTIES  (CONTINUED)

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

During the year ended September 30, 2001, the Company issued 69,161 shares of common stock valued at $60,802 for services, 5,200 shares of common stock valued at $5,880 as compensation, 33,333 shares of common stock from options exercised by an employee for cash of $10,000, 75,000 shares valued at $63,750 to directors as compensation, 3,000 shares valued at $2,340 to modify an agreement, 10,000 shares valued at $8,000 in lieu of interest on unpaid invoices, 1,000 shares valued at $850 for mineral property expenses, 92,000 shares of common stock sold for $192,000 cash as a private placement and 134,500 shares of common stock valued at $134,500 for loans payable.

During the period ended December 31, 2001, the Company issued 25,000 shares of common stock valued at $25,000 for a note payable, and 12,536 shares of common stock valued at $6,895 for accounts payable.

See  Note  6  regarding  future  loan  repayments  in units of Trend securities.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

                                                                                                               VALUE
                                            NUMBER    PRICE   COMMON  ADDITIONAL            NUMBER   NUMBER      OF
                                              OF       PER    STOCK    PAID-IN    TOTAL       OF       OF      OPTIONS/
                               ISSUE DATE   SHARES    SHARE   AMOUNT   CAPITAL    AMOUNT    OPTIONS  WARRANTS  WARRANTS
-----------------------------  ----------  ---------  ------  -------  --------  ---------  -------  --------  --------
BALANCE, OCTOBER 1, 1996                   1,754,242          $17,542  $663,218  $ 680,760
-----------------------------  ----------  ---------  ------  -------  --------  ---------  -------  --------  ---------

Common stock, options and
-------------------------
warrants activity as follows:
-----------------------------
CS for Cash                    03/25/1997    200,000  $ 0.50    2,000    98,000    100,000
-----------------------------  ----------  ---------  ------  -------  --------  ---------  -------  --------  ---------
CS for Payment of liabilities
and expenses                   09/30/1997     45,511    0.50      455    22,301     22,756
-----------------------------  ----------  ---------  ------  -------  --------  ---------  -------  --------  ---------

BALANCE SEPTEMBER 30, 1997                 1,999,753          $19,998  $783,518  $ 803,516                             -
-----------------------------  ----------  ---------  ------  -------  --------  ---------  -------  --------  ---------

Common stock, options and
-------------------------
warrants activity as follows:
-----------------------------
CS for Mineral property        07/23/1998    150,000  $ 0.50    1,500    73,500     75,000
-----------------------------  ----------  ---------  ------  -------  --------  ---------  -------  --------  ---------
CS for Cash                    07/23/1998      7,500    0.20       75     1,425      1,500
-----------------------------  ----------  ---------  ------  -------  --------  ---------  -------  --------  ---------
CS for Lease termination       07/23/1998     12,000    0.50      120     5,880      6,000
-----------------------------  ----------  ---------  ------  -------  --------  ---------  -------  --------  ---------
CS for Debt                    07/23/1998     80,000    0.50      800    39,200     40,000
-----------------------------  ----------  ---------  ------  -------  --------  ---------  -------  --------  ---------
OPT for Financing              09/24/1998                                                   180,000            $   2,659
-----------------------------  ----------  ---------  ------  -------  --------  ---------  -------  --------  ---------
CS for Compensation            09/30/1998      9,000    0.50       90     4,410  $4,500.00
-----------------------------  ----------  ---------  ------  -------  --------  ---------  -------  --------  ---------

BALANCE SEPTEMBER 30, 1998                 2,258,253          $22,583  $907,933  $ 930,516  180,000         -  $   2,659
-----------------------------  ----------  ---------  ------  -------  --------  ---------  -------  --------  ---------

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  4  -  CAPITAL  STOCK  (CONTINUED)

                                                                                                                   VALUE
                                                       PRICE   COMMON   ADDITIONAL             NUMBER    NUMBER      OF
                                  ISSUE     NUMBER      PER    STOCK     PAID-IN     TOTAL       OF        OF     OPTIONS/
                                  DATE     OF SHARES   SHARE   AMOUNT    CAPITAL     AMOUNT    OPTIONS  WARRANTS  WARRANTS
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
BALANCE SEPTEMBER 30, 1998                 2,258,253          $22,583  $  907,933  $  930,516  180,000         -  $  2,659
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------

Common stock, options and
-------------------------
warrants activity as follows:
-----------------------------
CS for Debt, investment and
expenses                       10/12/1998      9,210  $ 0.30       92       2,671       2,763
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Equipment               10/30/1998    600,000    0.30    6,000     174,000     180,000
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Cash                    11/28/1998      5,000    0.20       50         950       1,000
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Officers' compensation  12/31/1998     30,858    0.44      309      13,191      13,500
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Directors'
compensation                   01/25/1999     16,500    0.25      165       3,960       4,125
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Officers' compensation  01/31/1999      8,572    0.35       86       2,914       3,000
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Officers' compensation  03/31/1999     24,000    0.25      240       5,760       6,000
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Consulting services     03/31/1999      6,000    0.25       60       1,440       1,500
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Consulting services     04/30/1999     32,000    0.28      320       8,640       8,960
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Officers' compensation  04/30/1999     12,000    0.28      120       3,240       3,360
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Consulting services     05/31/1999     73,333    0.25      733      17,600      18,333
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Consulting services     06/30/1999     34,353    0.25      344       8,244       8,588
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Officers' compensation  06/30/1999     50,000    0.16      500       7,500       8,000
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Consulting services     06/30/1999     95,833    0.16      958      14,375      15,333
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Consulting services     07/06/1999      5,000    0.25       50       1,200       1,250
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
OPT for Financing activities   07/22/1999                                                       50,000                   -
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Mineral property
option                         07/27/1999    715,996    0.13    7,160      82,471      89,631
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Cash                    07/29/1999     33,333    0.15      333       4,667       5,000
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Consulting services     07/30/1999    146,603    0.12    1,466      16,126      17,592
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Consulting services     07/31/1999    133,697    0.12    1,337      14,707      16,044
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Officers' compensation  07/31/1999     41,667    0.12      417       4,583       5,000
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Cash                    08/04/1999     16,667    0.15      167       2,333       2,500
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Rent                    08/09/1999      1,000    0.25       10         240         250
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
OPT for Financing activities   08/13/1999                                                      100,000                   -
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Cash                    08/15/1999     50,000    0.05      500       2,000       2,500
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Consulting services     08/17/1999      5,000    0.25       50       1,200       1,250
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Cash                    08/17/1999    100,000    0.05    1,000       4,000       5,000
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Cash                    08/26/1999    100,000    0.10    1,000       9,000      10,000
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Consulting services     08/31/1999    159,750    0.25    1,598      38,341      39,938
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Prepaid expenses        09/10/1999     50,000    0.33      500      16,000      16,500
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Cash                    09/10/1999     50,000    0.10      500       4,500       5,000
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Cash                    09/13/1999    200,000    0.05    2,000       8,000      10,000
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Consulting services     09/30/1999     80,053    0.26      801      20,013      20,814
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Officers' compensation  09/30/1999    133,333    0.26    1,333      33,334      34,667
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------
CS for Consulting services     09/30/1999     67,500    0.26      675      16,875      17,550
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------

BALANCE SEPTEMBER 30, 1999                 5,345,511          $53,455  $1,452,009  $1,505,464  300,000         -  $  2,659
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -------  --------  --------

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  4  -  CAPITAL  STOCK  (CONTINUED)

                                                                                                                        VALUE
                                            NUMBER    PRICE    COMMON   ADDITIONAL               NUMBER     NUMBER        OF
                                  ISSUE       OF       PER     STOCK     PAID-IN     TOTAL         OF         OF        OPTIONS/
                                  DATE      SHARES    SHARE    AMOUNT    CAPITAL     AMOUNT      OPTIONS    WARRANTS    WARRANTS
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
BALANCE SEPTEMBER 30, 1999                 5,345,511          $53,455  $1,452,009  $1,505,464     330,000           -  $   2,659
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
Common stock, options and
-------------------------
warrants activity as follows:
-----------------------------
CS for Consulting services     10/04/1999     50,000  $ 0.26      500      12,500      13,000
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Cash                    10/22/1999     25,000    0.20      250       4,750       5,000
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Consulting services     10/31/1999    273,675    0.31    2,737      82,103      84,840
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Officers' compensation  11/30/1999     52,694    0.31      527      15,807      16,334
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Consulting services     11/30/1999      4,327    0.31       43       1,298       1,341
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS, OPT & WAR for Cash         12/31/1999  1,000,000   0.012   10,000       2,414      12,414   8,108,000   6,250,000     87,586
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Consulting services     12/31/1999      1,200    0.35       12         408         420
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Consulting services     01/04/2000     15,000    0.28      150       4,050       4,200
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Investments             01/15/2000    200,000    0.33    2,000      64,000      66,000
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Incentive fees          01/17/2000     65,285    0.33      653      20,891      21,544
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
OPT Expiration                 01/22/2000                                                         (50,000)                     -
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Cash                    01/25/2000     14,286    0.35      143       4,857       5,000
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Cash from options       02/22/2000  1,000,000   0.142   10,000     131,900     141,900  (1,000,000)                (1,900)
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS & OPT for Employees'
compensation                   02/25/2000     16,667    0.66      167      10,833      11,000      33,333                  3,070
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Consulting services     02/29/2000     10,000    0.72      100       7,100       7,200
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Mineral property        03/24/2000     50,000    1.03      500      51,000      51,500
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Cash from options       03/27/2000  2,500,000   0.142   25,000     329,750     354,750  (2,500,000)                (4,750)
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Consulting services     03/31/2000     75,000    0.81      750      60,000      60,750
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Officers' compensation  03/31/2000      3,000    0.81       30       2,400       2,430
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Mineral property        04/04/2000     50,000    0.75      500      37,000      37,500
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS & OPT for Directors'
compensation                   04/11/2000    150,000    0.70    1,500     103,500     105,000      67,000                 12,750
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Deferred mineral
property acquisition costs     05/08/2000    129,938   0.125    1,299      14,943      16,242
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Consulting services     05/15/2000      9,975    0.63      100       6,184       6,284
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Cash                    06/26/2000    416,961   0.056    4,170      19,361      23,531
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS & WAR for Modification
of stockholder agreement       06/26/2000    200,000    0.60    2,000     118,000     120,000                 200,000     30,000
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
OPT & WAR for
Modification of stockholder
agreement                      06/27/2000                                                       1,729,762   1,729,761     14,641
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Cash from options       06/29/2000  1,597,588   0.064   15,976      86,740     102,716  (1,597,588)                (2,716)
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Officers' compensation  06/30/2000      9,000    0.81       90       7,185       7,275
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Consulting services     06/30/2000      1,000    0.70       10         690         700
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
OPT Agreement Modification     07/07/2000                                                        (127,500)                     -
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Cash from options       07/14/2000     10,000    0.30      100       2,900       3,000     (10,000)
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Cash from options       07/21/2000  1,800,000   0.122   18,000     201,060     219,060  (1,800,000)               (12,060)
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Cash from options       07/26/2000    650,000   0.122    6,500      72,605      79,105    (650,000)                (4,355)
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Officers' compensation  07/31/2000      3,000    1.24       30       3,690       3,720
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Cash from options       08/01/2000     50,000    0.15      500       7,000       7,500     (50,000)
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Cash from options       08/01/2000     50,000    0.30      500      14,500      15,000     (50,000)
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Cash from options       08/14/2000     90,000   0.122      900      10,053      10,953     (90,000)                  (603)
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Cash from options       08/24/2000  1,000,000   0.122   10,000     111,700     121,700  (1,000,000)                (6,700)
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Directors'
compensation                   08/25/2000      1,500    1.00       15       1,485       1,500
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Cash from options       08/31/2000     15,000    0.30      150       4,350       4,500     (15,000)
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------
CS for Officers' compensation  08/31/2000      1,000    1.13       10       1,120       1,130
-----------------------------  ----------  ---------  ------  -------  ----------  ----------  -----------  ---------  ----------

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  4  -  CAPITAL  STOCK  (CONTINUED)

                                               NUMBER     PRICE    COMMON   ADDITIONAL                NUMBER       NUMBER
                                    ISSUE        OF        PER     STOCK     PAID-IN      TOTAL         OF           OF
                                    DATE       SHARES     SHARE    AMOUNT    CAPITAL      AMOUNT      OPTIONS     WARRANTS
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ---------

CS for Cash from options         09/22/2000   1,200,174   $0.122  $ 12,002  $  134,720  $  146,722  (1,200,174)
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS for Consulting services       09/22/2000      90,000     1.45       900      72,000      72,900
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS for Officers' compensation    09/30/2000       6,000     1.35        60       8,040       8,100
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
Cash for Warrants                09/30/2000
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS/ WAR Adjustment               09/30/2000          (5)
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------


BALANCE SEPTEMBER 30, 2000                   18,232,776           $182,328  $3,296,897  $3,479,225     127,833   8,179,761
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------

Common stock, options and
-------------------------
warrants activity as follows:
-----------------------------
CS for Cash from options         10/10/2000      33,333   $ 0.39       333      12,737      13,070     (33,333)
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS for Consulting services       10/15/2000      10,000     1.15       100      11,400      11,500
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS for Officers' compensation    10/31/2000       3,000     1.30        30       3,870       3,900
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
WAR for Consulting services      11/01/2000                                                                        250,000
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS for Employees'
compensation                     12/06/2000       2,200     0.90        22       1,958       1,980
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS for Cash                      12/20/2000     100,000     1.00     1,000      99,000     100,000
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
WAR for Consulting services      12/31/2000                                                                        180,000
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS for Consulting services       01/02/2001      10,000     1.35       100      13,400      13,500
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS for Cash                      01/11/2001      47,000     1.00       470      46,530      47,000
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS for Consulting services       01/11/2001       3,407     1.00        34       3,373       3,407
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS for Consulting services       01/23/2001         604     1.10         6         658         664
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS for Cash                      01/24/2001      25,000     1.00       250      24,750      25,000
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
WAR for Loan agreements          02/01/2001                                                                        285,000
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS for Cash                      02/06/2001      20,000     1.00       200      19,800      20,000
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS for Consulting services       02/06/2001         483     1.00         5         478         483
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS for Directors'
compensation                     02/23/2001      75,000     0.85       750      63,000      63,750
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
OPT for Director, officer and
employee compensation            02/23/2001                                                          1,200,000
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
WAR for Loan agreements          03/12/2001                                                                         50,000
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
WAR Extension of exercise
period                           03/12/2001
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS for Modification of
contract                         03/22/2001       3,000     0.78        30       2,310       2,340
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------

CS for Interest payments           04/03/01       5,000     0.83        50       4,100       4,150
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS for Consulting Services         04/13/01         967     0.98        10         938         948
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS for Mineral Property Expense    05/11/01       1,000     0.85        10         840         850
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
WAR for loan agreement             07/01/01                                                                         185,000
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS for services                    07/31/01      40,000     0.73       400      28,800      29,200
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS for interest payments           08/08/01       5,000     0.77        50       3,800       3,850
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
WAR attached to note               08/16/01                                                                         90,000
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS for services                    08/28/01       3,700     0.30        37       1,063       1,100
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS for loans payable               08/31/01      92,000     1.00       920      91,080      92,000
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS for loans payable               09/28/01      42,500     1.00       425      42,075      42,500
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
Options expired                                                                                       (319,700)
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
BALANCE SEPTEMBER 30, 2001                   18,755,970           $187,559  $3,772,857  $3,960,416     974,800   9,219,761
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS for note payable                10/08/01      25,000     1.00       250      24,750      25,000
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
CS for payable                     10/24/01      12,536     0.55       126       6,769       6,895
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
WAR for loan agreements            11/01/01                                                                        129,445
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
WAR cancelled                      11/15/01                                                                       (275,000)
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------
BALANCE DECEMBER 31, 2001                    18,793,506           $187,935  $3,804,376  $3,992,311     974,800   9,074,206
-------------------------------  ----------  -----------  ------  --------  ----------  ----------  -----------  ----------

                                  VALUE OF
                                  OPTIONS/
                                  WARRANTS
                                 -----------
CS for Cash from options         $   (8,702)
-------------------------------  -----------
CS for Consulting services
-------------------------------  -----------
CS for Officers' compensation
-------------------------------  -----------
Cash for Warrants                    10,000
-------------------------------  -----------
CS/ WAR Adjustment
-------------------------------  -----------

BALANCE SEPTEMBER 30, 2000       $  118,920
-------------------------------  -----------

Common stock, options and
-------------------------
warrants activity as follows:
-----------------------------
CS for Cash from options             (3,070)
-------------------------------  -----------
CS for Consulting services
-------------------------------  -----------
CS for Officers' compensation
-------------------------------  -----------
WAR for Consulting services         123,775
-------------------------------  -----------
CS for Employees'
compensation
-------------------------------  -----------
CS for Cash
-------------------------------  -----------
WAR for Consulting services          46,746
-------------------------------  -----------
CS for Consulting services
-------------------------------  -----------
CS for Cash
-------------------------------  -----------
CS for Consulting services
-------------------------------  -----------
CS for Consulting services
-------------------------------  -----------
CS for Cash
-------------------------------  -----------
WAR for Loan agreements              76,551
-------------------------------  -----------
CS for Cash
-------------------------------  -----------
CS for Consulting services
-------------------------------  -----------
CS for Directors'
compensation
-------------------------------  -----------
OPT for Director, officer and
employee compensation               354,000
-------------------------------  -----------
WAR for Loan agreements              13,430
-------------------------------  -----------
WAR Extension of exercise
period                              608,058
-------------------------------  -----------
CS for Modification of
contract
-------------------------------  -----------

CS for Interest payments
-------------------------------  -----------
CS for Consulting Services
-------------------------------  -----------
CS for Mineral Property Expense
-------------------------------  -----------
WAR for loan agreement               45,079
-------------------------------  -----------
CS for services
-------------------------------  -----------
CS for interest payments
-------------------------------  -----------
WAR attached to note                  6,487
-------------------------------  -----------
CS for services
-------------------------------  -----------
CS for loans payable
-------------------------------  -----------
CS for loans payable
-------------------------------  -----------
Options expired
-------------------------------  -----------
BALANCE SEPTEMBER 30, 2001       $1,389,976
-------------------------------  -----------
CS for note payable
-------------------------------  -----------
CS for payable
-------------------------------  -----------
WAR for loan agreements               9,876
-------------------------------  -----------
WAR cancelled
-------------------------------  -----------
BALANCE DECEMBER 31, 2001         1,399,852
-------------------------------  -----------

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

In the Black-Scholes Option Price Calculations below, the Company used the following assumptions to estimate fair value: the risk-free interest rate was 5.5%, volatility was 30.0% in 1998, 55.12% in 1999, 48.05% in 2000, 46.4% in
2001 and 50% in 2002, and the expected life of the options and warrants varied from one week to 5.5 years. The Company also assumed that no dividends would be paid on common stock.

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

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

On November 8, 2000, effective November 1, 2000, the Company entered into a 24-month agreement with Eurofinance Inc. under which the entity would assist the Company with certain investment community matters in return for a monthly fee of $5,000, plus expenses, and warrants to purchase 820,000 shares of common stock at $1.50 per share. The warrants were exercisable until November 1, 2005. In early January 2001, this agreement was terminated, with the Company no longer obligated for the remaining monthly fees, and only the warrants for 250,000 shares that vested on November 1, 2000 remained outstanding. The fair value of these warrants were estimated on the grant date using the Black-Scholes Option Price Calculation, which was $123,775. This amount was included in general and administrative expenses for the year ended September 30, 2001.

In a note dated August 16, 2001, a stockholder loaned the Company $90,000. One warrant is attached to each dollar of debt, with a strike price of $1.50, exercisable through June 9, 2004. The fair value of these warrants, estimated on the grant date using the Black-Scholes Option Price Calculation, was $6,487. This same stockholder, on October 2, 2001, loaned the Company an additional $10,000 under the same terms as the $90,000 loan. The warrants attached to the October loan are exercisable until January 9, 2004. The fair value of these warrants, estimated on the grant date using the Black-Scholes Option Price
Calculation,  was  $840.  See  Note  6.

LCM Holdings, LLC loaned the Company $119,445 in a note dated October 22, 2001. One warrant is attached to each dollar of debt, with a strike price of $1.50, exercisable through January 9, 2004. The fair value of these warrants, estimated on the grant date using the Black-Scholes Option Price Calculation, was $9,036.

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

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

Pursuant to loan agreements between the Company and Electrum LLC, the Company issued warrants to acquire 285,000 shares at $1.50 per share in February 2001, exercisable through September 30, 2003, and warrants to acquire 50,000 shares at $1.50 per share in March 2001, exercisable through September 30, 2006, and warrants to acquire 185,000 shares at $1.50 per share in July 2001, exercisable through September 30, 2006. The Company also extended through September 30, 2006 the expiration dates of the 285,000 warrants, together with the warrants to acquire 7,979,761 shares. The fair values of the newly issued 285,000 warrants and 50,000 warrants, estimated on their respective grant dates, as modified for the expiration date extension in the case of the 285,000 warrants, using the Black-Scholes Option Price Calculation, were $76,551 and $13,430, respectively. The fair value of the modification to extend the expiration date, estimated as of the date of the modification for the 7,979,761 warrants, using the Black-Scholes Option Price Calculation, was $608,058.

As of December 31, 2001, Tigris and Electrum own approximately 29% of the Company's outstanding common stock and, assuming that Electrum exercises its warrants and that the Company has issued no other shares, would own nearly 50% of the Company's then outstanding common stock.

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

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  5  -  COMMON  STOCK  OPTIONS  AND  WARRANTS  (CONTINUED)

Following  is  a  summary  of  the  status  of the options during the year ended
September  30,  2001  and  the  period  ended  December  31,  2001:

                                                             Weighted Average
                                           Number of Shares   Exercise Price
                                           -----------------  ---------------
Outstanding at October 1, 2000                      127,833   $          0.51
Granted                                           1,200,000              0.80
Exercised                                           (33,333)             0.30
Expired                                            (319,700)             0.79
                                           -----------------  ---------------
Outstanding at September 30, 2001                   974,800   $          0.86
                                           =================  ===============
Options exercisable at September 30, 2001           974,800   $          0.86
                                           =================  ===============


Outstanding at October 1, 2001                      974,800   $          0.86
Granted                                                   -                 -
Exercised                                                 -                 -
Expired                                                   -                 -
                                           -----------------  ---------------
Outstanding at December 31, 2001                    974,800   $          0.86
                                           =================  ===============
Options exercisable at December 31, 2001            974,800   $          0.86
                                           =================  ===============

Options exercisable:
    -On or before July 19, 2002                      12,500   $          1.00
    -On or before April 15, 2003                     67,000   $          0.50
    -On or before February 23, 2004                 895,300   $          0.80


NOTE  6  -  RELATED  PARTY  TRANSACTIONS

The Company has accrued director and officer fees in the amounts of $5,061 at December 31, 2001. As of December 31, 2000, the Company owed fees to directors and officers and in the amount of $30,795.

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

The Pyramid Mine claims were sold by the Company on November 12, 2001 to Calumet Mining Company for 50,000 shares of common stock of Calumet Mining Company, a related party. The CFO of the Trend Mining Company is also the president of Calumet Mining Company. See Notes 3 and 8.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  6  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

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

The Electrum loan agreement provides that if these loans are not paid by February 1, 2001, the Company is required to grant Electrum warrants to purchase 285,000 shares of the Company's common stock at $1.50 per share exercisable through September 30, 2003. The loans were not repaid by February 1, 2001, and the warrants have been issued. Electrum may also elect to be repaid partially or completely in regards to the total principal and interest outstanding under both loans in "units" of Trend securities, at the rate of one unit per each $1.25 owed. Each unit would consist of one share of common stock and a warrant to purchase one share of common stock at $1.50 per share, originally exercisable through September 30, 2003. Electrum has agreed that at least $100,000 of the November 2000 loan will be repaid in units. This conversion of debt to equity has not been accomplished, and was not reflected in the financial statements as of December 31, 2001.

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

On April 11, 2001, the Company entered into an agreement with Electrum under which the Company may borrow additional funds from Electrum under the terms of December 2000 loan agreement to fund its operating costs if Electrum elects, in its sole discretion, to lend such funds. During the period from April 10, 2001 through September 30, 2001, the Company borrowed $135,000 under this agreement. The funds borrowed under this agreement bear interest at 8%, and repayment is due upon the Company's completion of a private or public debt or equity financing. At Electrum's option, the Company may repay part or all of the principal and interest outstanding under the loan in units as described above.

On July 1, 2001, the Company issued 185,000 warrants to Electrum, strike price $1.50, exercisable through September 30, 2006. These were issued per Electrum's request, and the board of director's approval, that Electrum

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  6  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

Related  Party  Loans  (continued)
----------------------------------
should possess one warrant for every dollar of debt outstanding. This brought the total warrants issued related to notes payable to Electrum to 520,000 as of September 30, 2001. See Note 12.

A stockholder loaned the Company $90,000 in a note dated August 16, 2001. This loan bears interest at 8% per annum and is due upon the Company's completion of a private equity placement and concurrently and proportionally with any amounts repaid to Electrum LLC or any others having provided loan facilities of this type to the Company. This same stockholder, on October 2, 2001, loaned the Company an additional $10,000 under the same terms as the $90,000 loan. These notes carry the same conversion feature as Electrum's, exercisable through September 30, 2006. See Note 5.

During the quarter ended September 30, 2001, various other related parties loaned the Company a total of $193,500. Of this amount, $134,500 was converted to equity by September 30, 2001 at $1 per share. See Note 5. The remaining amount of $59,000 has been recorded as short-term, uncollateralized loans, bearing no interest and having no specific due date. Of the $59,000, $25,000 was converted to common stock shares in the Company on October 8, 2001.

LCM Holdings, LLC loaned the Company $119,390 in a note dated October 22, 2001. This loan bears interest at 8% per annum and is due upon the Company's completion of a private equity placement and concurrently and proportionally with any amounts repaid to Electrum LLC or any others having provided loan facilities of this type to the Company. One warrant is attached to every dollar of this debt, with a strike price of $1.50, exercisable until January 9, 2004. LCM's note carries the same conversion feature as Electrum's, exercisable through September 30, 2006.

Employment  Agreement
---------------------
In July 2000, the Company entered into an employment agreement with John Ryan, then the chief financial officer, secretary and treasurer of the Company, under which Mr. Ryan received 3,000 shares per month of Trend common stock as compensation for his services. Mr. Ryan resigned in December 2000, and this agreement was terminated. In July 2001, Mr. Ryan was again designated as the Company's chief financial officer, secretary and treasurer. As of the end of this reporting period, compensation arrangements for Mr. Ryan had not been finalized.


NOTE  7  -  PROPERTY  AND  EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment, including vehicles, is being calculated using the double-declining balance method over the expected useful lives of three to seven years. Depreciation expense for the periods ending December 31, 2001 and 2000 was $611 and $4,487, respectively.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  7  -  PROPERTY  AND  EQUIPMENT  (CONTINUED)

The following is a summary of property, equipment, and accumulated depreciation.

                                        December 31,    December 31,
                                            2001            2000
                                       --------------  --------------
       Furniture and Equipment         $      51,288   $      51,258
       Less: Accumulated Depreciation        (29,537)        (15,568)
                                       --------------  --------------
                                       $      21,751   $      35,690
                                       ==============  ==============

NOTE  8  -  INVESTMENTS

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

The Company sold the Pyramid Mine claims on November 12, 2001 to Calumet Mining Company, a related party, for 50,000 shares of Calumet Mining Company's $0.01 par value common stock. These shares are currently being carried at $500. They will be reevaluated at each reporting period and adjustments, if appropriate, will be made to the carrying value of these securities.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  9  -  NOTES  PAYABLE

Following is a summary of long-term debt as of December 31, 2001 and 2000:

                                                                    December 31,
                                                                 ------------------
                                                                   2001      2000
                                                                 --------  --------
Note payable to Wells Fargo
     Interest at 14.99%, secured by vehicle, payable in monthly
     installments of $179 through February 28, 2003              $ 2,487   $ 3,954

Note payable to Wells Fargo
     Interest at 14.99%, secured by vehicle, payable in monthly
     installments of $231 through April 7, 2005                    7,417     8,683
                                                                 --------  --------

     Total notes payable                                           9,904    12,637

     Less:  Current maturities included in current liabilities    (3,589)   (3,166)
                                                                 --------  --------

                                                                 $ 6,315   $ 9,471
                                                                 ========  ========

Following  are  the  maturities  of  long-term  debt  for  the next three years:

          2003                 $2,881
          2004                  2,419
          2005                  1,015
                               ------
                               $6,315
                               ======


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

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Canadian  Property
------------------
In August 2000, the Company entered into an agreement whereby Spectra Management Corporation would explore and stake five claims representing about 67,000 acres for the Company in northern Saskatchewan. This property is now known as the Peter Lake Claims. The Company is obligated to complete work requirements of $212,000 U.S. by June 1, 2002.

Lease  Agreements
-----------------
During the period ended December 31, 2000, the Company entered into a lease for its executive offices in Coeur d'Alene, Idaho. The lease has a three-year term with monthly rent of $2,656 in addition to a $2,656 security deposit. The Company has the option to extend the lease for an additional two years at a monthly rent of $2,921. The Company's rent expense reflects a reduction for payments for improvements that were considered to be in lieu of lease expense. Total rent expense, relating to this lease, for the period ended December 31, 2001 was $7,968. Of this amount, $7,968 was outstanding as of December 31, 2001 and paid in January 2002.

Future minimum lease payments under this operating lease are as follows at December 31, 2001:

           Year Ending:

           September 30, 2002             $31,872
           September 30, 2003             $29,216

In July 2000, the Company entered into a lease agreement for additional office facilities in Reno, Nevada. The agreement is a two year lease and calls for monthly payments of $1,725 during the first year and $1,775 during the second year in addition to a $350 security deposit. Prior to the signing of this lease, the Company had occupied the facilities on a month-to-month basis for $1,714 per month. As of September 30, 2001, the Company no longer occupied these facilities in Nevada. Management is currently carrying on negotiations with the lessor as to subleasing or terminating the remainder of the lease.

On August 2, 2001, the Company signed a month-to-month rental agreement for storage space in Coeur d'Alene, ID. The monthly payment is $425. Delinquent rental payments are subject to a 12% per annum interest charge. The space is being used by the Company to store and evaluate core from the Lake Owen property.

Consulting  Agreement
---------------------
On October 31, 2000, the Company entered into a consulting agreement with Brian Miller under which Mr. Miller performed certain services for the Company. Under this agreement, Mr. Miller was to have received cash for his consulting services and was granted 10,000 shares of common stock effective January 2, 2001.. On February 23, 2001, Mr. Miller was also granted an option to purchase 107,800 shares at $.80. On July 20, 2001, Mr. Miller was informed that the
Company would no longer require his services. The Company is currently negotiating with Mr. Miller regarding outstanding invoices due to him. The 107,800 options have expired because they were not exercised within 90 days of termination of his consulting agreement.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

During the year ended September 30, 2000, the Company recognized a gain of $5,000 on the sale of the Silver Strand Mine, for which it received New Jersey Mining Company stock valued at $5,000 and retained a royalty. The mine had been acquired for common stock in 1984. This New Jersey Mining Company stock was transferred to a consultant in settlement of outstanding invoices. See Notes 3 and 8.

In November 2002, the Company sold its interest in Pyramid Mine in exchange for stock in Calumet Mining Company. See Note 8.


NOTE  12  -  CORRECTION  OF  AN  ERROR

     Subsequent to the Company's year-end, it was determined that loans to the Company were overstated by $85,000 at September 30, 2001 and that 185,000 warrants valued at $45,079 were understated at the same date. In addition, it was also determined that 5,000 shares of common stock, valued at $0.77 per share, were issued but not recorded in the year ended September 30, 2001. The aforementioned corrections resulted in a decrease of $36,071 to the previously reported accumulated deficit and loss for the year ended September 30, 2001.


NOTE  13  -  SUBSEQUENT  EVENTS

     On January 8, 2002, a stockholder loaned the Company $30,000. This loan bears interest at 8% per annum and is due upon the Company's completion of a private equity placement and concurrently and proportionally with any amounts repaid to Electrum LLC or any others having provided loan facilities of this type to the Company. One warrant is attached to each dollar of debt, with a strike price of $1.50, exercisable through January 9, 2004. The lender may also elect to be repaid partially or completely in regards to the total principal and interest outstanding under the loan in "units" of Trend securities, at the rate of one unit per each $1.25 owed. Each unit would consist of one share of common stock and a warrant to purchase one share of common stock at $1.50 per share, originally exercisable through September 30, 2006.

     Pursuant to an agreement to readjust certain terms of loans and warrants dated January 30, 2002, the Company borrowed an additional $150,000 from Electrum and Electrum waived accrued interest owed by the Company as of January 29, 2002 totaling $42,950. In consideration of the additional loan and waiver, the Company issued to Electrum additional warrants to purchase 150,000 shares of Common Stock for $1.00 per share through January 30, 2007. Electrum may, in its sole discretion, elect to be repaid the $150,000 loan by converting the amount outstanding in Units of the Company's securities, at the rate of

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  13  -  SUBSEQUENT  EVENTS  (CONTINUED)

one Unit per $0.50 of loans converted. Each Unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock at a price of $0.50 per share, exercisable though January 30, 2007. In addition, the Company and Electrum agreed to amend the prior loan agreements to reduce the conversion rate of the existing Units, previously at a rate of one Unit per $1.25 of loans converted to a rate of one Unit per $0.50 of loans converted and to reduce the exercise price of the warrants included in the Units from $1.50 to $1.00 per share. In addition, the exercise price of warrants included in the Units to purchase a total of 520,000 shares of Common Stock, owned by Electrum, was reduced from a price of $1.50 per share to $1.00 per share and the exercise term of each such warrant was extended for a period of one year.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Our losses for the quarter ended December 31, 2001, were $229,097. These losses increased our accumulated deficit as of December 31, 2001 to $6,772,449. Our third quarter loss is due primarily to professional services fees of $21,884, and general operating expenses of $134,937.

     Our operating cash deficit totaled $2,008,805 during the quarter. We have inadequate cash to fund our planned acquisition and exploration activities and other operations during the next 12 months. Such funding uncertainty raises substantial doubts about our ability to continue as a going concern without raising significant additional capital.

     Since February 2001, we have borrowed funds principally from the major shareholder of the Company to fund the minimum activities of the Company. As of December 31, 2001, we have borrowed approximately $520,000 from Electrum LLC, our largest stockholder pursuant to certain financial arrangements. Subsequent to the end of the reporting period but prior to the date of this report, Electrum LLC loaned an additional $150,000 to the Company. Electrum has agreed to convert at least $100,000 of the debt to "units," at $1.25 per unit.

     A unit is comprised of one share of our common stock and a warrant to acquire one share of common stock at an exercise price of $1.50, exercisable through September 30, 2006. In connection with such loan agreements with Electrum, we have granted Electrum warrants to purchase 520,000 shares of our common stock at $1.50 per share, exercisable through September 30, 2006, and we have extended for three years through September 30, 2006 the expiration date of additional warrants to acquire 7,979,761 shares.

     Subsequent to the end of this reporting period but prior to the filing of this report, the Company agreed to adjust the conversion terms of the loans provided by Electrum and affiliated parties. This adjustment also included redefining the terms of the warrants previously granted to Electrum and others (see note 13 above).

     We must seek additional financing from the public or private debt or equity markets to continue our business activities. Under our Delaware certificate of incorporation, we have 100,000,000 authorized shares of common stock and are authorized to issue 20,000,000 shares of preferred stock. The holder of the one issued share of our Series A preferred stock, currently Mr. Kaplan, has the

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

right to approve or disapprove all issuances of equity securities. There can be no assurance that Electrum will continue to advance funds to us or that our efforts to obtain additional financing will be successful. Further, there can be no assurance that additional financing will be available on terms acceptable to the Company and/or Mr. Kaplan.

     IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, WE MAY  HAVE  TO  SUSPEND  OR
     ---------------------------------------------------------------------------
CEASE  OPERATIONS.
------------------

     During July and August 2001, we have implemented plans to close the Reno, Nevada office and reduce staff. Since then we have continued to review the Company's mineral properties and the expenses associated with holding such properties as well as their exploration and development. We have implemented plans towards further cost-cutting and a focus on the mineral properties which we view as having the greatest potential to host economic mineralization.

     If we are able to raise additional capital on acceptable terms, our primary business objective for 2002 will be to focus on the evaluation of the mineral properties we now control. We will focus on satisfying the work commitments that are required on the Lake Owen property pursuant to the Lake Owen option agreement as well as commitments on our Peter Lake property.

     During the remainder of 2002 we plan to spend from $700,000 to $900,000 on land payments, scientific analyses of existing geologic data, and general exploration activities on the Lake Owen and Peter Lake properties. In addition, depending on the timing of raising additional funds, we may spend from $50,000 to $100,000 on a selected basis on our other existing properties for reconnaissance and other exploration work, which may include geological mapping, geo-chemical sampling, and/or geophysical surveys. During the quarter ended December 31, 2001, our exploration expenditures totaled $4,070.

     As of December 31, 2001, we had a net operating loss for federal income tax purposes of approximately $5.4 million. A significant portion of this net operating loss may expire without its being utilized, as we may be unable to begin profitable operations, which would involve moving from being an exploration stage company to a development stage company and finally an operating entity, before its expiration. The net operating loss may be further limited under Internal Revenue Service rules concerning limitations from ownership changes. Our management believes there is no current basis for the recognition of the value of the deferred tax assets derived from the net operating loss. At such time that our management believes that profitable operations are imminent, the value of any net operating loss then available will be used to determine the net deferred tax asset, if any, to be recognized.

FORWARD-LOOKING STATEMENTS
--------------------------

     This Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties. Investors and prospective investors in our common stock can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," believe," "estimate," "continue" and other similar words. Statements that contain these words should be read carefully because they discuss our future expectations, make projections of our future results of operations or of our financial condition or state other "forward-looking" information.

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

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

     Several vendors of the Company have threatened to take legal action to recover sums owed to them. As of the date of this report, to the best knowledge of the Company officers, no legal actions have been filed.

ITEM  2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

     We had 18,793,506 shares of common stock issued and outstanding as of December 31, 2001. The issuances discussed under this section are exempted from registration under Rule 506 of the Securities Act ("Rule 504") or Section 4(2) of the Securities Act ("Section 4(2)"), as provided. All purchasers of the following securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sales of securities referred to in this section.

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

               Common  Stock
               -------------
     During the period ended December 31, 2001, the Company issued 25,000 shares of common stock valued at $25,000 for a note payable, and 12,536 shares of common stock valued at $6,895 for accounts payable.

               Options
               -------

     No additional options were issued during the quarter ended December 31, 2001 or subsequent to that date and the date of this report.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

     Warrants
     --------

     On October 2, 2001, a stockholder loaned the Company $10,000 which resulted in the issuance of an additional 10,000 warrants with a strike price of $1.50 exercisable until January 9, 2004. The fair value of these warrants, estimated on the grant date using the Black-Scholes Option Price Calculation, was $840. The lender may also elect to be repaid partially or completely in regards to the total principal and interest outstanding under the loan in "units" of Trend securities, at the rate of one unit per each $1.25 owed. Each unit would consist of one share of common stock and a warrant to purchase one share of common stock at $1.50 per share, originally exercisable through September 30, 2006.

     LCM Holdings, LLC loaned the Company $119,445 in a note dated October 22, 2001. One warrant is attached to each dollar of debt, with a strike price of $1.50, exercisable through January 9, 2004. The fair value of these warrants, estimated on the grant date using the Black-Scholes Option Price Calculation, was $9,036. The lender may also elect to be repaid partially or completely in regards to the total principal and interest outstanding under the loan in "units" of Trend securities, at the rate of one unit per each $1.25 owed. Each unit would consist of one share of common stock and a warrant to purchase one share of common stock at $1.50 per share, originally exercisable through September 30, 2006.

     Subsequent to the end of the reporting period, on January 8, 2002, a stockholder loaned the Company $30,000. One warrant is attached to each dollar of debt, with a strike price of $1.50, exercisable through January 9, 2004. The lender may also elect to be repaid partially or completely in regards to the total principal and interest outstanding under the loan in "units" of Trend securities, at the rate of one unit per each $1.25 owed. Each unit would consist of one share of common stock and a warrant to purchase one share of common stock at $1.50 per share, originally exercisable through September 30, 2006.

     Also  subsequent  to  the  end  of  the reporting period and pursuant to an agreement to readjust certain terms of loans and warrants dated January 30, 2002, the Company borrowed an additional $150,000 from Electrum and Electrum waived accrued interest owed by the Company as of January 29, 2002 totaling $42,950. In consideration of the additional loan and waiver, the Company issued to Electrum additional warrants to purchase 150,000 shares of Common Stock for $1.00 per share through January 30, 2007. Electrum may, in its sole discretion, elect to be repaid the $150,000 loan by converting the amount outstanding in
Units of the Company's securities, at the rate of one Unit per $0.50 of loans converted. Each Unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock at a price of $0.50 per share, exercisable though January 30, 2007. In addition, the Company and Electrum agreed to amend the prior loan agreements to reduce the conversion rate of the existing Units, previously at a rate of one Unit per $1.25 of loans converted to a rate of one Unit per $0.50 of loans converted and to reduce the exercise price of the warrants included in the Units from $1.50 to $1.00 per share. In addition, the exercise price of warrants included in the Units to purchase a total of 520,000 shares of Common Stock, owned by Electrum, was reduced from a price of $1.50 per share to $1.00 per share and the exercise term of each such warrant was extended for a period of one year.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

          None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          None.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

ITEM  5.  OTHER  INFORMATION.

          None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          (a)  Exhibits

          None.

          -------------

          (b)  Reports  on  Form  8-K.

               None

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND MINING COMPANY

Dated:  February 14, 2002
By:     /s/ Kurt J. Hoffman
        -------------------------
        Kurt J. Hoffman
        President and Chief Executive Officer
        (Principal Executive Officer)


Dated:  February 14, 2001
By:     /s/ John  P.  Ryan
        ----------------------
        John P. Ryan
        Chief Financial Officer