Form 10KSB/A
period 2001-09-30
TREND MINING CO
filed 2002-02-22
CIK 1115954

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              _____________________


                                  FORM 10KSB/A
                                  Amendment #1


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

Yes  [ x ]  No  [   ]

The number of shares outstanding at September 30, 2001: 18,755,970 shares

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


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

     Our loss for the year ended September 30, 2001 was $3,436,941 which increased our accumulated deficit as of September 30, 2001 to $6,588,431. We have inadequate cash to fund our planned acquisition and exploration activities and other operations during the next 12 months. These factors raise substantial doubts about our ability to continue as a going concern without raising significant additional capital. The Company has continued to fund itself on a month-to-month basis though loans from shareholders, officers, directors and other private parties and also through small private placements of its common stock.

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

     Since February 2000, the exercise by Electrum LLC of its options to acquire our common stock, loans to the Company, and other private financing have generated funds to finance our activities. We have also entered into certain loan arrangements, principally with the major shareholders of the Company which we have utilized to fund our activities. As of September 30, 2001, we have borrowed approximately $669,000 from several of our largest stockholders. We need to seek additional financing from the public or private debt or equity markets to continue our business activities. There can be no assurance that lenders, principally our major shareholders, will continue to advance funds to us or that our efforts to obtain additional financing will be successful. For
                                                                             ---
the  reasons  stated  above,  if  we  are unable to raise significant additional
--------------------------------------------------------------------------------
capital  in  the  first  half  of  2002,  it is likely that we will be forced to
--------------------------------------------------------------------------------
suspend  or  cease  operations.
-------------------------------

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


                ITEM 4.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

     The following table sets forth as of September 30, 2001 the common stock ownership of the directors, executives officers and each person known by us to be the beneficial owner of five percent or more of our common stock. The percentage of ownership is based on 18,755,970 shares of our common stock being issued and outstanding as of September 30, 2001.

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

     On July 1, 2001, the Company issued 185,000 warrants to Electrum, strike price $1.50, exercisable through September 30, 2006. These were issued per Electrum's request, and the board of director's approval, that Electrum should possess one warrant for every dollar of debt outstanding. This brought the total warrants issued related to notes payable to Electrum to 520,000 as of September 30, 2001.

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


                       ITEM 8.  DESCRIPTION OF SECURITIES

COMMON  STOCK

     The Company has authorized capital of 100 million shares of Common Stock, $.01 par value, of which 18,755,970 shares are issued and outstanding at September 30, 2001. All outstanding shares have equal voting rights and are validly issued, fully paid and non-assessable. Shareholders have the right to cumulate their votes in the election of directors. Upon liquidation, dissolution, or winding up, our assets, after the payment of liabilities, would be distributed pro rata to the holders of our Common Stock. Except as described below under "Preferred Stock", our shareholders do not have preemptive rights to subscribe for any of our securities and have no right to require us to redeem or purchase their shares.

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

WARRANTS

     The Issuer has outstanding Warrants to purchase a total of 9,219,761 shares of Common Stock as follows: 7,979,761 shares at an exercise price of $0.40 per share until September 30, 2006; 200,000 at an exercise price of $0.70 until June 2002; 335,000 shares at an exercise price of $1.50 per share until September 30, 2006; 250,000 shares at an exercise price of $1.50 until November 8, 2005; 185,000 shares at an exercise price of $1.50 per share until September 30, 2006, and 90,000 shares at an exercise price of $1.50 per share until June 9, 2004. All warrants are subject to certain adjustments with respect to stock splits, recapitalizations, stock dividends, combinations, consolidations and similar changes in the capitalization of the Issuer.

CONVERTIBLE  DEBT

     As of September 30, 2001, the Company owes $669,000 to shareholders, officers and directors for loans. Of these loans, $610,000 are convertible, at the discretion of the loanees, at a rate of one common stock share for every $1.25 of debt. Also, one warrant will be issued for each converted share and will have a $1.50 exercise price. If the $610,000 in loans were completely converted to common stock, the company would issue 488,000 shares of common stock. If the loanees chose to exercise some or all of the warrants associated with these loans, the Company would receive a maximum of $732,000 in cash from such an exercise.

REGISTRATION  RIGHTS

     Stockholders holding 8,297,762 shares of our Common Stock and warrants to acquire an additional 8,499,761 shares have unlimited demand registration rights.

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

                ITEM 4.  RECENT SALES OF UNREGISTERED SECURITIES

RECENT  ISSUANCES  OF  COMMON  STOCK

     During the year ended September 30, 2001, the Company issued 69,161 shares of common stock valued at $60,802 for services, 5,200 shares of common stock valued at $5,880 as compensation, 33,333 shares of common stock from options exercised by an employee for cash of $10,000, 75,000 shares valued at $63,750 to directors as compensation, 3,000 shares valued at $2,340 to modify an agreement, 10,000 shares valued at $8,000 in lieu of interest on an unpaid invoice, 1,000 shares valued at $850 for mineral property expenses, 92,000 shares of common stock sold for $192,000 cash as a private placement, 134,500 shares of common stock valued at $134,500 for loans payable.

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

As discussed in Note 12 to the financial statements, notes payable were overstated and common stock and warrants were understated on earlier audited financial statements. These financial statements have been restated to correct for these errors.


Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington

December  19, 2001, except for Note 12, as to which the date is February 1, 2002

                                     TREND MINING COMPANY
                                (AN EXPLORATION STAGE COMPANY)
                                        BALANCE SHEETS


                                                              September 30,
                                                                  2001         September 30,
                                                               (restated)          2000
-----------------------------------------------------------  ---------------  ---------------
ASSETS

CURRENT ASSETS
  Cash                                                       $       24,954   $      102,155
  Prepaid expenses                                                        -            1,725
  Equipment held for resale                                           4,000            4,000
                                                             ---------------  ---------------
    Total Current Assets                                             28,954          107,880
                                                             ---------------  ---------------

MINERAL PROPERTIES                                                        -                -
                                                             ---------------  ---------------

PROPERTY AND EQUIPMENT, net of depreciation                          22,362           40,177
                                                             ---------------  ---------------

OTHER ASSETS
  Investments                                                             -          107,250
                                                             ---------------  ---------------


TOTAL ASSETS                                                 $       51,316   $      255,307
                                                             ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                           $    1,125,646   $      323,228
  Accounts payable to directors and officers                          8,122           11,100
  Accrued expenses                                                    5,312           17,490
  Accrued interest payable                                           29,143            1,958
  Notes payable to stockholders                                     669,000                -
  Current portion of long-term debt                                   3,564            2,992
                                                             ---------------  ---------------
    Total Current Liabilities                                     1,840,787          356,768
                                                             ---------------  ---------------

LONG-TERM DEBT, net of current portion                                7,072           10,389
                                                             ---------------  ---------------

COMMITMENTS AND CONTINGENCIES                                             -                -
                                                             ---------------  ---------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock,  $0.01 par value, 20,000,000
    shares authorized; 1 and no shares
    issued and outstanding, respectively                                  -                -
  Common stock,  $0.01 par value, 100,000,000
    shares authorized; 18,755,970 and
    18,232,776 shares issued and outstanding, respectively          187,559          182,327
  Additional paid-in capital                                      3,772,857        3,296,897
  Stock options and warrants                                      1,389,976          118,920
  Pre-exploration stage accumulated deficit                        (558,504)        (558,504)
  Accumulated deficit during exploration stage                   (6,588,431)      (3,151,077)
  Accumulated other comprehensive income (loss)                           -             (413)
                                                             ---------------  ---------------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (1,796,543)        (111,850)
                                                             ---------------  ---------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                             $       51,316   $      255,307
                                                             ===============  ===============

   The accompanying notes are an integral part of these financial statements.

                                             TREND MINING COMPANY
                                        (AN EXPLORATION STAGE COMPANY)
                                        ------------------------------
                               STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                              Period from
                                                                                             October 1, 1996
                                                                                              (Inception of
                                                                                            Exploration Stage)
                                                            Year Ended                              to
                                                           September 30,       Year Ended      September 30,
                                                               2001           September 30,        2001
                                                            (restated)            2000          (restated)
                                                        -------------------  ---------------  ---------------
REVENUES                                                $                -   $            -   $            -
                                                        -------------------  ---------------  ---------------

EXPENSES
  Exploration expense                                              410,553        1,069,215        1,890,367
  General and administrative                                       792,024          456,611        1,425,423
  Officers and directors compensation                              738,047          262,249        1,134,105
  Legal and professional                                           631,901          362,090        1,016,581
  Depreciation                                                      17,815           10,823           28,926
                                                        -------------------  ---------------  ---------------
    Total Expenses                                               2,590,340        2,160,988        5,495,402
                                                        -------------------  ---------------  ---------------

OPERATING LOSS                                                  (2,590,340)      (2,160,988)      (5,495,402)
                                                        -------------------  ---------------  ---------------

OTHER INCOME (EXPENSE)
  Dividend and interest income                                          59            1,249            6,398
  Gain (loss) on disposition and impairment of assets                    -            5,000         (188,226)
  Gain (loss) on investment sales                                  (55,081)           5,420          (53,772)
  Financing expense                                               (749,605)         (36,185)        (819,969)
  Interest expense                                                 (45,068)          (1,137)         (46,719)
  Miscellaneous income                                               2,681              100            9,259
                                                        -------------------  ---------------  ---------------
    Total Other Income (Expense)                                  (847,014)         (25,553)      (1,093,029)
                                                        -------------------  ---------------  ---------------

LOSS BEFORE INCOME TAXES                                        (3,437,354)      (2,186,541)      (6,588,431)

INCOME TAXES                                                             -                -                -
                                                        -------------------  ---------------  ---------------
NET LOSS                                                        (3,437,354)      (2,186,541)      (6,588,431)
                                                        -------------------  ---------------  ---------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Change in market value of investments                                413          (38,314)               -
                                                        -------------------  ---------------  ---------------

NET COMPREHENSIVE LOSS                                         $(3,436,941)    $ (2,224,855)     $(6,588,431)
                                                        ===================  ===============  ===============


BASIC AND DILUTED NET LOSS PER SHARE                    $            (0.19)   $       (0.21)           (0.64)
                                                        ===================  ===============  ===============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                     18,485,774       10,282,013       10,333,819
                                                        ===================  ===============  ===============

   The accompanying notes are an integral part of these financial statements.

                                                       TREND MINING COMPANY
                                                  (AN EXPLORATION STAGE COMPANY)
                                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                    Common Stock                                               Other
                                                --------------------   Additional     Stock                    Compre-
                                                  Number                Paid-in    Options and  Accumulated    hensive
                                                of Shares    Amount     Capital      Warrants     Deficit      Income      Total
                                                ----------  --------  -----------  -----------  ------------  ---------  ----------
Balance, October 1, 1996                        $1,754,242  $ 17,542  $   663,218  $        0     ($558,504)  $      0   $ 122,256

Common stock issuances as follows:
  - for cash at $0.50 per share                    200,000     2,000       98,000           -             -          -     100,000
  - for payment of liabilities and
    expenses at $0.50
    per share                                       45,511       455       22,301           -             -          -      22,756

Net loss for the year ended September 30, 1997           -         -            -           -      (128,614)         -    (128,614)
                                                ----------  --------  -----------  -----------  ------------  ---------  ----------

Balance, September 30, 1997                      1,999,753    19,997      783,519           -      (687,118)         -     116,398

Issuance of common stock as follows:
  - for mineral property at $0.50 per share        150,000     1,500       73,500           -             -          -      75,000
  - for lease termination at $0.50 per share        12,000       120        5,880           -             -          -       6,000
  - for debt at $0.50 per share                     80,000       800       39,200           -             -          -      40,000
  - for cash at $0.20 per share                      7,500        75        1,425           -             -          -       1,500
  - for compensation at $0.50 per share              9,000        90        4,410           -             -          -       4,500

Issuance of stock options for financing
     activities                                          -         -            -       2,659             -          -       2,659

Net loss for the year ended September 30, 1998           -         -            -           -      (119,163)         -    (119,163)

Change in market value of investments                    -         -            -           -             -    117,080     117,080
                                                ----------  --------  -----------  -----------  ------------  ---------  ----------

Balance, September 30, 1998                      2,258,253    22,582      907,934       2,659      (806,281)   117,080     243,974

Common stock issuances as follows:
  - for cash at an average of $0.07 per share      555,000     5,550       35,450           -             -          -      41,000
  - for prepaid expenses at $0.33 per share         50,000       500       16,000           -             -          -      16,500
  - for consulting services at an average of
    $0.20 per share                                839,122     8,391      158,761           -             -          -     167,152
  - for mineral property at $0.13 per share        715,996     7,160       82,470           -             -          -      89,630
  - for officers' compensation at an average
     of $0.24 per share                            300,430     3,004       70,522           -             -          -      73,526
  - for debt,  investment and expenses               9,210        92        2,671           -             -          -       2,763
    at $0.30 per share
  - for directors' compensation at an average
     of $0.25 per share                             16,500       165        3,960           -             -          -       4,125
  - for rent at $0.25 per share                      1,000        10          240           -             -          -         250
  - for equipment at $0.30 per share               600,000     6,000      174,000           -             -          -     180,000

Net loss for the year ended
     September 30, 1999                                  -         -            -           -      (716,759)         -    (716,759)
Other comprehensive loss                                 -         -            -           -             -    (79,179)    (79,179)
                                                ----------  --------  -----------  -----------  ------------  ---------  ----------

Balance, September 30, 1999                     $5,345,511  $ 53,454  $ 1,452,007  $    2,659   ($1,523,040)  $ 37,901   $  22,982
                                                ----------  --------  -----------  -----------  ------------  ---------  ----------

   The accompanying notes are an integral part of these financial statements.

                                                       TREND MINING COMPANY
                                                  (AN EXPLORATION STAGE COMPANY)
                                      STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                                                            Common Stock                                                 Other
                                                       ----------------------  Additional   Stock                        Compre-
                                                         Number                Paid-in      Options and   Accumulated    hensive
                                                        of Shares     Amount   Capital      Warrants      Deficit        Income
                                                       ------------  --------  -----------  ------------  -------------  ---------
Balance, September 30, 1999                            $ 5,345,511   $ 53,454  $ 1,452,008  $     2,659    ($1,523,040)  $ 37,901

Common stock and option issuances as follows:
  - for employee, officer and director
    compensation at an average of
    $0.61 per share                                        231,361      2,314      140,446       15,820              -          -
  - for officers' and directors' compensation
    at an average of $1.19 per share                        11,500        115       13,615            -              -          -
  - for services at an average of $0.47
    per share                                              530,177      5,302      246,333            -              -          -
  - for mineral property at $0.89 per share              1,000,000      1,000       88,000            -              -          -
  - for investments at $0.33 per share                     200,000      2,000       64,000            -              -          -
  - for cash at $0.08 per share                            456,247      4,562       28,969       33,531
  - for cash, options and warrants                         100,000     10,000        2,414       87,586        100,000
  - for incentive fees at $0.33 per share                   65,285        653       20,891            -              -          -
  - for deferred mineral property acquisition
    costs at $0.13 per share                               129,938      1,299       14,943            -              -          -
  - for modification of stockholder agreement
    at $0.60 per share                                     200,000      2,000      118,000       30,000              -          -
  - for modification of stockholder agreement                    -          -        4,262       10,379              -          -
  -from exercise of options at $0.12 per share           9,962,762     99,628    1,103,016      (37,524)             -          -

Cash received for the issuance of common stock
    warrants for 7,979,761 shares of stock                       -          -            -       10,000              -          -

Miscellaneous common stock adjustments                          (5)         -            -            -              -          -

Net loss for the year ended  September 30, 2000                  -          -            -            -     (2,186,541)         -

Other comprehensive income (loss)                                -          -            -            -              -    (38,314)

                                                       ------------  --------  -----------  ------------  -------------  ---------
Balance, September 30, 2000                             18,232,776    182,327    3,296,897      118,920     (3,709,581)      (413)

Common stock and option issuances as follows:
  - for cash of $1.00 per share                            192,000      1,920      190,080            -              -          -
  - for cash and consulting services from
    options for $0.39 per share                             33,333        333       12,737       (3,070)             -          -
  - for services at an average of $0.92 per share           13,700        137       12,463            -              -          -
  - for officer and employee compensation at
    $1.13 per share                                          5,200         52        5,828            -              -          -
  - for payment of accrued officer's compensation
    at $1.35 per share                                      10,000        100       13,400            -              -          -
  - for consulting services at an average
     of $0.77 per share                                     45,461        455       34,247            -              -          -
  - for directors' compensation at $0.85 per share          75,000        750       63,000            -              -          -
  - for modification of contract at $0.78 per share          3,000         30        2,310            -              -          -
  - for interest payment on contract
    at an average of $0.80 per share                        10,000        100        7,900            -              -          -
  - for mineral property expenses at $0.85 per share         1,000         10          840            -              -          -
  - for debt at $1.00 per share                            134,500      1,345      133,155            -              -          -

Options issued to officers, directors and
    employees for services                                       -          -            -      354,000              -          -
Warrants issued as follows:
  - warrants issued for consulting services                      -          -            -      170,521              -          -
  - warrants issued for loan agreements                          -          -            -      141,547              -          -
  - warrants issued for extension of exercise
    period on outstanding warrants                               -          -            -      608,058              -          -

Net loss for the year ended September 30, 2001                   -          -            -            -     (3,437,354)         -

Other comprehensive income                                       -          -            -            -              -        413
                                                       ------------  --------  -----------  ------------  -------------  ---------

Balance, September 30, 2001 (restated)                 $18,755,970   $187,559  $ 3,772,857  $ 1,389,976    ($7,146,935)  $      0
                                                       ============  ========  ===========  ============  =============  =========



                                                           Total
                                                       -------------
Balance, September 30, 1999                            $     22,982

Common stock and option issuances as follows:
  - for employee, officer and director
    compensation at an average of
    $0.61 per share                                         158,580
  - for officers' and directors' compensation
    at an average of $1.19 per share                         13,730
  - for services at an average of $0.47
    per share                                               251,635
  - for mineral property at $0.89 per share                  89,000
  - for investments at $0.33 per share                       66,000
  - for cash at $0.08 per share
  - for cash, options and warrants
  - for incentive fees at $0.33 per share                    21,544
  - for deferred mineral property acquisition
    costs at $0.13 per share                                 16,242
  - for modification of stockholder agreement
    at $0.60 per share                                      150,000
  - for modification of stockholder agreement                14,641
  -from exercise of options at $0.12 per share            1,165,120

Cash received for the issuance of common stock
    warrants for 7,979,761 shares of stock                   10,000

Miscellaneous common stock adjustments                            -

Net loss for the year ended  September 30, 2000          (2,186,541)

Other comprehensive income (loss)                           (38,314)

Balance, September 30, 2000                                (111,850)

Common stock and option issuances as follows:
  - for cash of $1.00 per share                             192,000
  - for cash and consulting services from
    options for $0.39 per share                              10,000
  - for services at an average of $0.92 per share            12,600
  - for officer and employee compensation at
    $1.13 per share                                           5,880
  - for payment of accrued officer's compensation
    at $1.35 per share                                       13,500
  - for consulting services at an average
     of $0.77 per share                                      34,702
  - for directors' compensation at $0.85 per share           63,750
  - for modification of contract at $0.78 per share           2,340
  - for interest payment on contract
    at an average of $0.80 per share                          8,000
  - for mineral property expenses at $0.85 per share            850
  - for debt at $1.00 per share                             134,500

Options issued to officers, directors and
    employees for services                                  354,000
Warrants issued as follows:
  - warrants issued for consulting services                 170,521
  - warrants issued for loan agreements                     141,547
  - warrants issued for extension of exercise
    period on outstanding warrants                          608,058

Net loss for the year ended September 30, 2001           (3,437,354)

Other comprehensive income                                      413
                                                       -------------

Balance, September 30, 2001 (restated)                  ($1,796,543)
                                                       =============

   The accompanying notes are an integral part of these financial statements.

                                                  TREND MINING COMPANY
                                             (AN EXPLORATION STAGE COMPANY)
                                                STATEMENTS OF CASH FLOWS
                                                                                                         Period from
                                                                                                       Ocotber 1, 1996
                                                                                                        (Inception of
                                                                                                     Exploration Stage)
                                                                     Year Ended                              to
                                                                    September 30,     Year Ended        September 30,
                                                                        2001         September 30,          2001
                                                                     (restated)          2000             (restated)

                                                                   ---------------  ---------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            ($3,437,354)     ($2,186,541)         ($6,588,431)
  Adjustments to reconcile net loss to net cash used by
      operating activities:
      Depreciation                                                         17,815           10,823               28,926
      Loss (gain) on investment sales                                      55,081           (5,420)              58,928
      (Gain) loss on disposition and impairment of assets                       -           (5,000)             188,226
      Common stock issued for services
      and expenses                                                         58,392          251,635              542,606
      Common stock and options issued as compensation                     437,130          172,310              691,591
      Stock options and warrants issued for financing activities          749,605           14,641              766,905
      Common stock and warrants issued to acquire mineral
      property options                                                          -          255,242              344,873
      Warrants issued for consulting fees                                 170,521                -              170,521
      Common stock issued for incentive fees                                    -           21,544               21,544
      Investment traded for services                                       22,539                -               22,539
  Changes in assets and liabilities:
    Inventory                                                                   -                -                3,805
    Prepaid expenses                                                        1,725             (725)                   -
    Accounts payable                                                      799,440          320,064            1,123,505
    Accrued expenses                                                       15,007          (53,051)              34,454
                                                                   ---------------  ---------------  -------------------
  Net cash used in operating activities                                (1,110,099)      (1,204,478)          (2,590,008)
                                                                   ---------------  ---------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment of deposit                                                          -           (1,000)              (1,000)
    Return of deposit                                                           -            1,000                1,000
    Proceeds from sale of equipment                                             -                -               33,926
    Proceeds from sale of mineral property                                      -                -               20,000
    Purchase of furniture and equipment                                         -          (35,910)             (37,195)
    Proceeds from investments sold                                         30,143           27,606              101,430
                                                                   ---------------  ---------------  -------------------
  Net cash provided (used) by investing activities                         30,143           (8,304)             118,161
                                                                   ---------------  ---------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable and short term borrowings                    (2,745)          (2,712)              (5,457)
    Sale of warrants for common stock                                           -           10,000               10,000
    Proceeds from short-term borrowings                                   888,500                -              930,500
    Sale of common stock, subscriptions
    and exercise of options                                               117,000        1,298,651            1,558,151
                                                                   ---------------  ---------------  -------------------
  Net cash provided by financing activities                             1,002,755        1,305,939            2,493,194
                                                                   ---------------  ---------------  -------------------

NET INCREASE (DECREASE) IN CASH                                           (77,201)          93,157               21,347

CASH, BEGINNING OF YEAR                                                   102,155            8,998                3,607
                                                                   ---------------  ---------------  -------------------

CASH, END OF YEAR                                                  $       24,954   $      102,155   $           24,954
                                                                   ===============  ===============  ===================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                    $          559   $        1,137   $            2,210
  Income taxes paid                                                $            0   $            0   $                0

NON-CASH FINANCING ACTIVITIES:
  Common stock and warrants issued to acquire
  mineral properties                                               $            0   $      255,242   $          344,873
  Common stock issued to acquire mineral property                  $            0   $            0   $           75,000
  Common stock issued for acquisition of
  mining equipment                                                 $            0   $            0   $          180,000
  Common stock issued for services and expenses                    $       59,542   $      251,635   $          543,756
  Common stock issued for investment                               $            0   $       66,000   $           67,000
  Common stock issued for debt                                     $      134,500   $            0   $          175,342
  Deferred acquisition costs on mining property                    $            0   $            0   $           46,242
  Stock options  and warrants issued for financing activities      $      749,605   $       14,641   $          766,905
  Warrants issued for consulting fees                              $      170,521   $            0   $          170,521
  Common stock issued for incentive fees                           $            0   $       21,544   $           21,544
  Common stock and options issued as compensation                  $      437,130   $      172,310   $          691,591
  Purchase of equipment with financing agreement                   $            0   $       14,093   $           14,093
  Investments received for mineral property                        $            0   $        5,000   $            5,000
  Investments traded for services                                  $       22,539   $            0   $           22,539

   The accompanying notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


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

Outstanding options and warrants representing 10,194,561 and 8,307,594 shares as of September 30, 2001 and 2000, respectively, have been excluded from the calculation of diluted loss per share as they would be antidilutive.

Cash  and  Cash  Equivalents
----------------------------
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



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

Going  Concern
--------------
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $3,436,941 for the year ended September 30, 2001 and has an accumulated deficit during the exploration stage of $6,588,431. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Provision  for  Taxes  (continued)
----------------------------------
At September 30, 2001, the Company has net operating loss carryforwards of approximately $5,300,000, which expire in the years 2001 through 2020. The net operating loss carryforwards do not include expenses that are not deductible for tax purposes, such as compensation expense, in the amount of $1,340,000 attributable to options and warrants issued to employees and consultants. The Company also owes to the Internal Revenue Service employment taxes of $103,327 as of September 30, 2001.


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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE  3  -  MINERAL  PROPERTIES  (CONTINUED)

Nevada  Properties  (continued)
-------------------------------
In 1979, the Company acquired the Pyramid Mine, which consists of five unpatented lode mining claims near Fallon, Nevada. This property is scheduled for disposal pursuant to the Company's new focus on platinum and palladium related metals exploration. The claims are within the Walker Indian Reservation and located on the site of a U.S. Department of Defense bombing range. As of the date of these financial statements, no clean up has commenced on these claims. The Company is not aware of any pending requirements for clean up of hazardous materials. Pursuant to an impairment analysis performed by the Company, the Company wrote off its $70,333 investment in the Pyramid Mine, effective prior to the inception of the Company's exploration stage. This write-off resulted in a corresponding increase in accumulated deficit prior to the Company's entering the exploration stage.

Subsequent to September 30, 2001, the Pyramid Mine claims were sold by the Company to a related party. See Note 13.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE  4  -  CAPITAL  STOCK  (CONTINUED)

Preferred  Stock  (continued)
-----------------------------
One  share of Series A preferred stock has been created and issued to Mr. Thomas
S. Kaplan under an agreement which requires the holder's approval of all stock and equity issuances until such time as Mr. Kaplan, Electrum LLC or Asher B. Edelman no longer beneficially own more than twenty percent of the Company's outstanding stock. Holders of the Company's common stock will vote on the continued existence of the Series A preferred stock at each subsequent annual meeting. If the Series A preferred stock is not continued, the outstanding share of Series A preferred stock will convert to one share of common stock.

The following table discloses the Company's stock and equity transactions during its exploration stage. This information meets the disclosure requirements of SFAS No. 7 for development and exploration stage disclosures. The following abbreviations are used in the table: CS for Common Stock; OPT for Options; and WAR for Warrants.


                                            NUMBER    PRICE   COMMON   ADDITIONAL              NUMBER    NUMBER   VALUE OF
                                 ISSUE        OF       PER     STOCK     PAID-IN      TOTAL      OF        OF     OPTIONS/
                                  DATE      SHARES    SHARE   AMOUNT     CAPITAL     AMOUNT    OPTIONS  WARRANTS  WARRANTS
                               ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------
BALANCE, OCTOBER 1, 1996                   1,754,242          $17,542  $   663,218  $ 680,760
-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------
Common stock, options and
warrants activity as follows:
-----------------------------
CS for Cash                    03/25/1997    200,000  $ 0.50    2,000       98,000    100,000
-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------
CS for Payment of liabilities
and expenses                   09/30/1997     45,511    0.50      455       22,301     22,756
-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------
BALANCE SEPTEMBER 30, 1997                 1,999,753           19,998      783,518    803,516                             -
-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------


Common stock, options and
warrants activity as follows:
-----------------------------
CS for Mineral property        07/23/1998    150,000  $ 0.50    1,500       73,500     75,000
-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------
CS for Cash                    07/23/1998      7,500    0.20       75        1,425      1,500
-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------
CS for Lease termination       07/23/1998     12,000    0.50      120        5,880      6,000
-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------
CS for Debt                    07/23/1998     80,000    0.50      800       39,200     40,000
-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------
OPT for Financing              09/24/1998                                                      180,000            $   2,659
-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------
CS for Compensation            09/30/1998      9,000    0.50       90        4,410  $4,500.00
-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------

BALANCE SEPTEMBER 30, 1998                 2,258,253          $22,583  $   907,933  $ 930,516  180,000         -  $   2,659
-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 4  -  CAPITAL STOCK (CONTINUED)


                                            NUMBER    PRICE   COMMON   ADDITIONAL               NUMBER    NUMBER   VALUE OF
                                 ISSUE        OF       PER     STOCK     PAID-IN      TOTAL       OF        OF     OPTIONS/
                                  DATE      SHARES    SHARE   AMOUNT     CAPITAL      AMOUNT    OPTIONS  WARRANTS  WARRANTS
                               ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
BALANCE SEPTEMBER 30, 1998                 2,258,253          $22,583  $   907,933  $  930,516  180,000         -  $   2,659
                               ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------

Common stock, options and
warrants activity as follows:
-----------------------------
CS for Debt, investment and
expenses                       10/12/1998      9,210  $ 0.30       92        2,671       2,763
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Equipment               10/30/1998    600,000    0.30    6,000      174,000     180,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Cash                    11/28/1998      5,000    0.20       50          950       1,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Officers' compensation  12/31/1998     30,858    0.44      309       13,191      13,500
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Directors'
compensation                   01/25/1999     16,500    0.25      165        3,960       4,125
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Officers' compensation  01/31/1999      8,572    0.35       86        2,914       3,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Officers' compensation  03/31/1999     24,000    0.25      240        5,760       6,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     03/31/1999      6,000    0.25       60        1,440       1,500
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     04/30/1999     32,000    0.28      320        8,640       8,960
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Officers' compensation  04/30/1999     12,000    0.28      120        3,240       3,360
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     05/31/1999     73,333    0.25      733       17,600      18,333
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     06/30/1999     34,353    0.25      344        8,244       8,588
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Officers' compensation  06/30/1999     50,000    0.16      500        7,500       8,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     06/30/1999     95,833    0.16      958       14,375      15,333
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     07/06/1999      5,000    0.25       50        1,200       1,250
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
OPT for Financing activities   07/22/1999                                                        50,000                    -
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Mineral property
option                         07/27/1999    715,996    0.13    7,160       82,471      89,631
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Cash                    07/29/1999     33,333    0.15      333        4,667       5,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     07/30/1999    146,603    0.12    1,466       16,126      17,592
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     07/31/1999    133,697    0.12    1,337       14,707      16,044
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Officers' compensation  07/31/1999     41,667    0.12      417        4,583       5,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Cash                    08/04/1999     16,667    0.15      167        2,333       2,500
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Rent                    08/09/1999      1,000    0.25       10          240         250
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
OPT for Financing activities   08/13/1999                                                       100,000                    -
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Cash                    08/15/1999     50,000    0.05      500        2,000       2,500
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     08/17/1999      5,000    0.25       50        1,200       1,250
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Cash                    08/17/1999    100,000    0.05    1,000        4,000       5,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Cash                    08/26/1999    100,000    0.10    1,000        9,000      10,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     08/31/1999    159,750    0.25    1,598       38,341      39,938
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Prepaid expenses        09/10/1999     50,000    0.33      500       16,000      16,500
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Cash                    09/10/1999     50,000    0.10      500        4,500       5,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Cash                    09/13/1999    200,000    0.05    2,000        8,000      10,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     09/30/1999     80,053    0.26      801       20,013      20,814
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Officers' compensation  09/30/1999    133,333    0.26    1,333       33,334      34,667
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     09/30/1999     67,500    0.26      675       16,875      17,550
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------

BALANCE SEPTEMBER 30, 1999                 5,345,511          $53,455  $ 1,452,009  $1,505,464  300,000         -  $   2,659
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 4 - CAPITAL STOCK (CONTINUED)

                                            NUMBER    PRICE   COMMON   ADDITIONAL                 NUMBER      NUMBER     VALUE OF
                                 ISSUE        OF       PER     STOCK     PAID-IN      TOTAL         OF          OF       OPTIONS/
                                  DATE      SHARES    SHARE   AMOUNT     CAPITAL      AMOUNT      OPTIONS    WARRANTS    WARRANTS
                               ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
BALANCE SEPTEMBER 30, 1999                 5,345,511          $53,455  $ 1,452,009  $1,505,464     330,000           -  $   2,659
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------

Common stock, options and
warrants activity as follows:
-----------------------------
CS for Consulting services     10/04/1999     50,000  $ 0.26      500       12,500      13,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash                    10/22/1999     25,000    0.20      250        4,750       5,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     10/31/1999    273,675    0.31    2,737       82,103      84,840
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Officers' compensation  11/30/1999     52,694    0.31      527       15,807      16,334
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     11/30/1999      4,327    0.31       43        1,298       1,341
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS, OPT & WAR for Cash         12/31/1999  1,000,000   0.012   10,000        2,414      12,414   8,108,000   6,250,000     87,586
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     12/31/1999      1,200    0.35       12          408         420
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     01/04/2000     15,000    0.28      150        4,050       4,200
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Investments             01/15/2000    200,000    0.33    2,000       64,000      66,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Incentive fees          01/17/2000     65,285    0.33      653       20,891      21,544
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
OPT Expiration                 01/22/2000                                                          (50,000)                     -
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash                    01/25/2000     14,286    0.35      143        4,857       5,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       02/22/2000  1,000,000   0.142   10,000      131,900     141,900  (1,000,000)                (1,900)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS & OPT for Employees'
compensation                   02/25/2000     16,667    0.66      167       10,833      11,000      33,333                  3,070
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     02/29/2000     10,000    0.72      100        7,100       7,200
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Mineral property        03/24/2000     50,000    1.03      500       51,000      51,500
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       03/27/2000  2,500,000   0.142   25,000      329,750     354,750  (2,500,000)                (4,750)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     03/31/2000     75,000    0.81      750       60,000      60,750
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Officers' compensation  03/31/2000      3,000    0.81       30        2,400       2,430
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Mineral property        04/04/2000     50,000    0.75      500       37,000      37,500
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS & OPT for Directors'
compensation                   04/11/2000    150,000    0.70    1,500      103,500     105,000      67,000                 12,750
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Deferred mineral
property acquisition costs     05/08/2000    129,938   0.125    1,299       14,943      16,242
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     05/15/2000      9,975    0.63      100        6,184       6,284
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash                    06/26/2000    416,961   0.056    4,170       19,361      23,531
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS & WAR for Modification
of stockholder agreement       06/26/2000    200,000    0.60    2,000      118,000     120,000                 200,000     30,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
OPT & WAR for
Modification of stockholder
agreement                      06/27/2000                                                        1,729,762   1,729,761     14,641
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       06/29/2000  1,597,588   0.064   15,976       86,740     102,716  (1,597,588)                (2,716)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Officers' compensation  06/30/2000      9,000    0.81       90        7,185       7,275
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     06/30/2000      1,000    0.70       10          690         700
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
OPT Agreement Modification     07/07/2000                                                         (127,500)                     -
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       07/14/2000     10,000    0.30      100        2,900       3,000     (10,000)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       07/21/2000  1,800,000   0.122   18,000      201,060     219,060  (1,800,000)               (12,060)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       07/26/2000    650,000   0.122    6,500       72,605      79,105    (650,000)                (4,355)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Officers' compensation  07/31/2000      3,000    1.24       30        3,690       3,720
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       08/01/2000     50,000    0.15      500        7,000       7,500     (50,000)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       08/01/2000     50,000    0.30      500       14,500      15,000     (50,000)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       08/14/2000     90,000   0.122      900       10,053      10,953     (90,000)                  (603)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       08/24/2000  1,000,000   0.122   10,000      111,700     121,700  (1,000,000)                (6,700)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Directors'
compensation                   08/25/2000      1,500    1.00       15        1,485       1,500
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       08/31/2000     15,000    0.30      150        4,350       4,500     (15,000)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Officers' compensation  08/31/2000      1,000    1.13       10        1,120       1,130
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE  4  -  CAPITAL  STOCK  (CONTINUED)

                                             NUMBER     PRICE    COMMON   ADDITIONAL                 NUMBER      NUMBER
                                 ISSUE         OF        PER     STOCK      PAID-IN      TOTAL         OF          OF
                                  DATE       SHARES     SHARE    AMOUNT     CAPITAL      AMOUNT      OPTIONS    WARRANTS
                               ----------  -----------  ------  --------  -----------  ----------  -----------  ---------

CS for Cash from options       09/22/2000   1,200,174   $0.122  $ 12,002  $   134,720  $  146,722  (1,200,174)
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
CS for Consulting services     09/22/2000      90,000     1.45       900       72,000      72,900
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
CS for Officers' compensation  09/30/2000       6,000     1.35        60        8,040       8,100
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
Cash for Warrants              09/30/2000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
CS/ WAR Adjustment             09/30/2000          (5)
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------

BALANCE SEPTEMBER 30, 2000                 18,232,776            182,328    3,296,897   3,479,225     127,833   8,179,761
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------

Common stock, options and
warrants activity as follows:
-----------------------------
CS for Cash from options       10/10/2000      33,333   $ 0.39       333       12,737      13,070     (33,333)
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
CS for Consulting services     10/15/2000      10,000     1.15       100       11,400      11,500
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
CS for Officers' compensation  10/31/2000       3,000     1.30        30        3,870       3,900
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
WAR for Consulting services    11/01/2000                                                                         250,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
CS for Employees'
compensation                   12/06/2000       2,200     0.90        22        1,958       1,980
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
CS for Cash                    12/20/2000     100,000     1.00     1,000       99,000     100,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
WAR for Consulting services    12/31/2000                                                                         180,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
CS for Consulting services     01/02/2001      10,000     1.35       100       13,400      13,500
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
CS for Cash                    01/11/2001      47,000     1.00       470       46,530      47,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
CS for Consulting services     01/11/2001       3,407     1.00        34        3,373       3,407
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
CS for Consulting services     01/23/2001         604     1.10         6          658         664
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
CS for Cash                    01/24/2001      25,000     1.00       250       24,750      25,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
WAR for Loan agreements        02/01/2001                                                                         285,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
CS for Cash                    02/06/2001      20,000     1.00       200       19,800      20,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
CS for Consulting services     02/06/2001         483     1.00         5          478         483
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
CS for Directors'
compensation                   02/23/2001      75,000     0.85       750       63,000      63,750
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
OPT for Director, officer and
employee compensation          02/23/2001                                                           1,200,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
WAR for Loan agreements        03/12/2001                                                                          50,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
WAR Extension of exercise
period                         03/12/2001
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
CS for Modification of
contract                       03/22/2001       3,000     0.78        30        2,310       2,340
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
CS for Interest payments         04/03/01       5,000     0.83        50        4,100       4,150
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
CS for Consulting Services       04/13/01         967     0.98        10          938         948
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
CS for Mineral Property
Expense                          05/11/01       1,000     0.85        10          840         850
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
WAR for loan agreement           07/01/01                                                                         185,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
CS for services                  07/31/01      40,000     0.73       400       28,800      29,200
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
CS for interest payment          08/08/01       5,000      .77        50        3,800       3,850
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
WAR attached to note             08/16/01                                                                          90,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
CS for services                  08/28/01       3,700     0.30        37        1,063       1,100
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
CS for loans payable             08/31/01      92,000     1.00       920       91,080      92,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
CS for loans payable             09/28/01      42,500     1.00       425       42,075      42,500
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
Options expired                                                                                      (319,700)
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------
BALANCE SEPTEMBER 30, 2001                 18,755,970           $187,559  $ 3,772,857  $3,960,416     974,800   9,219,761
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ---------


                                VALUE OF
                                OPTIONS/
                                WARRANTS
                               -----------

CS for Cash from options       $   (8,702)
-----------------------------  -----------
CS for Consulting services
-----------------------------  -----------
CS for Officers' compensation
-----------------------------  -----------
Cash for Warrants                  10,000
-----------------------------  -----------
CS/ WAR Adjustment
-----------------------------  -----------


BALANCE SEPTEMBER 30, 2000        118,920
-----------------------------  -----------


Common stock, options and
warrants activity as follows:
-----------------------------
CS for Cash from options           (3,070)
-----------------------------  -----------
CS for Consulting services
-----------------------------  -----------
CS for Officers' compensation
-----------------------------  -----------
WAR for Consulting services       123,775
-----------------------------  -----------
CS for Employees'
compensation
-----------------------------  -----------
CS for Cash
-----------------------------  -----------
WAR for Consulting services        46,746
-----------------------------  -----------
CS for Consulting services
-----------------------------  -----------
CS for Cash
-----------------------------  -----------
CS for Consulting services
-----------------------------  -----------
CS for Consulting services
-----------------------------  -----------
CS for Cash
-----------------------------  -----------
WAR for Loan agreements            76,551
-----------------------------  -----------
CS for Cash
-----------------------------  -----------
CS for Consulting services
-----------------------------  -----------
CS for Directors'
compensation
-----------------------------  -----------
OPT for Director, officer and
employee compensation             354,000
-----------------------------  -----------
WAR for Loan agreements            13,430
-----------------------------  -----------
WAR Extension of exercise
period                            608,058
-----------------------------  -----------
CS for Modification of
contract
-----------------------------  -----------


CS for Interest payments
-----------------------------  -----------
CS for Consulting Services
-----------------------------  -----------
CS for Mineral Property
Expense
-----------------------------  -----------
WAR for loan agreement             45,079
-----------------------------  -----------
CS for services
-----------------------------  -----------
CS for interest payment
-----------------------------  -----------
WAR attached to note                6,487
-----------------------------  -----------
CS for services
-----------------------------  -----------
CS for loans payable
-----------------------------  -----------
CS for loans payable
-----------------------------  -----------
Options expired
-----------------------------  -----------
BALANCE SEPTEMBER 30, 2001     $1,389,976
-----------------------------  -----------

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

LCM Holdings, LLC loaned the Company $119,390 in a note dated October 22, 2001. This note has warrants attached to it. See Note 13.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

Pursuant to loan agreements between the Company and Electrum LLC, the Company issued warrants to acquire 285,000 shares at $1.50 per share in February 2001, exercisable through September 30, 2003, warrants to acquire 50,000 shares at $1.50 per share in March 2001, exercisable through September 30, 2006, and warrants to acquire 185,000 shares at $1.50 per share in July 2001, exercisable through September 30, 2006. The Company also extended through September 30, 2006 the expiration dates of the 285,000 warrants, together with the warrants to acquire 7,979,761 shares. The fair values of the newly issued 285,000 warrants and 50,000 warrants, estimated on their respective grant dates, as modified for the expiration date extension in the case of the 285,000 warrants, using the Black-Scholes Option Price Calculation, were $76,551 and $13,430, respectively. The fair value of the modification to extend the expiration date, estimated as of the date of the modification for the 7,979,761 warrants, using the Black-Scholes Option Price Calculation, was $608,058.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

Following  is  a  summary  of  the  status of the options during the years ended
September  30,  2001  and  2000:

                                                              Weighted Average
                                           Number of Shares    Exercise Price
                                           -----------------  -----------------
Outstanding at October 1, 1999                      330,000   $            0.32
Granted                                           9,938,095                0.12
Exercised                                        (9,962,762)               0.12
Revised                                            (127,500)               0.36
Expired                                             (50,000)               0.35
                                           -----------------  -----------------
Outstanding at September 30, 2000                   127,833   $            0.51
                                           =================  =================
Options exercisable at September 30, 2000           127,833   $            0.51
                                           =================  =================


Outstanding at October 1, 2000                      127,833   $            0.51
Granted                                           1,200,000                0.80
Exercised                                           (33,333)               0.30
Expired                                            (319,700)               0.79
                                           -----------------  -----------------
Outstanding at September 30, 2001                   974,800   $            0.86
                                           =================  =================
Options exercisable at September 30, 2001           974,800   $            0.86
                                           =================  =================
Options exercisable:
    -On or before July 19, 2002                      12,500   $            1.00
    -On or before April 15, 2003                     67,000   $            0.50
    -On or before February 23, 2004                 895,300   $            0.80

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE  6  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

Related  Party  Loans  (continued)
----------------------------------
In December 2000, the Company entered into an agreement with Electrum to provide the right to borrow additional funds. The funds obtained under this agreement bear interest at 8%, and repayment is due upon the Company's completion of a public or private debt or equity financing. The Company borrowed $200,000 under this agreement, and no additional funds are available under this agreement.

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

On July 1, 2001, the Company issued 185,000 warrants to Electrum, strike price $1.50, exercisable through September 30, 2006. These were issued per Electrum's request, and the board of director's approval, that Electrum should possess one warrant for every dollar of debt outstanding. This brought the total warrants issued related to notes payable to Electrum to 520,000 as of September 30, 2001.

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE  6  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

Related  Party  Loans  (continued)
----------------------------------
A  stockholder  loaned the Company $90,000 in a note dated August 16, 2001.  See
Note 5. This loan bears interest at 8% per annum and is due upon the Company's completion of a private equity placement and concurrently and proportionally with any amounts repaid to Electrum LLC or any others having provided loan facilities of this type to the Company. This same stockholder, subsequent to September 30, 2001, loaned the Company an additional $10,000 under the same terms as the $90,000 loan. See Note 13.

During the quarter ended September 30, 2001, various other related parties loaned the Company a total of $193,500. Of this amount, $134,500 was converted to equity by September 30, 2001 at $1 per share. See Note 5. The remaining amount of $59,000 has been recorded as short-term, uncollateralized loans, bearing no interest and having no specific due date. Of the $59,000, $25,000 has been converted, subsequent to September 30, 2001, to common stock shares in the Company. See Note 13.

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

The following is a summary of property, equipment, and accumulated depreciation.


                                         September 30,    September 30,
                                             2001             2000
                                        ---------------  ---------------
     Furniture, Equipment and Vehicles  $       51,288   $       51,288
     Less: Accumulated Depreciation            (28,926)         (11,111)
                                        ---------------  ---------------
                                        $       22,362   $       40,177
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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 8 - INVESTMENTS (CONTINUED)

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


NOTE 9 - NOTES PAYABLE

Following is a summary of long-term debt as of September 30, 2001 and 2000:

                                                                     September 30,
                                                                  ------------------
                                                                    2001      2000
                                                                  --------  --------

Note payable to Wells Fargo
      Interest at 14.99%, secured by vehicle, payable in monthly
      installments of $179 through February 28, 2003              $ 2,914   $ 4,339

Note payable to Wells Fargo
      Interest at 14.99%, secured by vehicle, payable in monthly
      installments of $231 through April 7, 2005                    7,722     9,042
                                                                  --------  --------

      Total notes payable                                          10,636    13,381

      Less:  Current maturities included in current liabilities    (3,564)   (2,992)
                                                                  --------  --------

                                                                  $ 7,072   $10,389
                                                                  ========  ========

Following  are  the  maturities  of  long-term  debt  for  the next three years:

                2003                             $  3,088
                2004                                2,330
                2005                                1,654
                                                 --------
                                                 $  7,072
                                                 ========

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Lake  Owen  Option  Agreement  (continued)
------------------------------------------
period, with no less than $150,000 of such expenditures to be made within the first year. The agreement was amended in June 2000 to include $15,000 of geophysical survey work.

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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Consulting  Agreements  (continued)
-----------------------------------
On November 8, 2000, effective November 1, 2000, the Company entered into a 24-month agreement with Eurofinance Inc. under which the entity would assist the Company with certain investment community matters in return for a monthly fee of $5,000, plus expenses, and warrants to purchase 820,000 shares of common stock at $1.50 per share. The warrants were exercisable until November 1, 2005. In early January 2001, this agreement was terminated, with the Company no longer obligated for the remaining monthly fees, and only the warrants for 250,000 shares that vested on November 1, 2000 remained outstanding as of September 30, 2001. Subsequently, these warrants have been cancelled.

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

During the year ended September 30, 2000, the Company recognized a gain of $5,000 on the sale of the Silver Strand Mine, for which it received New Jersey Mining Company stock valued at $5,000 and retained a royalty. The mine had been acquired for common stock in 1984. This New Jersey Mining Company stock was subsequently transferred to a consultant in settlement of outstanding invoices. See Notes 3, 8 and 13.


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

                              TREND MINING COMPANY
                     (FORMERLY SILVER TREND MINING COMPANY)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE  13  -  SUBSEQUENT  EVENTS

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