Form 10QSB
period 2002-03-31
TREND MINING CO
filed 2002-05-15
CIK 1115954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                           COMMISSION FILE NO. 0-31159

                              TREND MINING COMPANY

        (Exact Name of Small Business Issuer as Specified in its Charter)

  DELAWARE                                             81-0304651
  State or other jurisdiction of                I.R.S. Employer I.D. No.)
  incorporation or organization)


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

There were 20,055,935 shares of the Registrant's $.01 par value common stock outstanding as of March 31, 2002.

================================================================================





                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2002











                            WILLIAMS & WEBSTER, P.S.
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                          601 W RIVERSIDE - SUITE 1940
                           SPOKANE, WASHINGTON  99201
                                 (509) 838-5111




================================================================================

                              TREND MINING COMPANY




ACCOUNTANT'S REVIEW REPORT                                           1


FINANCIAL STATEMENTS

     Balance Sheets                                                  2

     Statements of Operations and Comprehensive Loss                 3

     Statement of Stockholders' Deficit                              4

     Statements of Cash Flows                                        6


NOTES  TO  THE  FINANCIAL  STATEMENTS                                7

Board of Directors
Trend Mining Company
Coeur d'Alene, Idaho

                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------

We have reviewed the accompanying balance sheet of Trend Mining Company (formerly Silver Trend Mining Company) (an exploration stage company) as of March 31, 2002, and the related statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the three and six months ended March 31, 2002 and 2001 and for the period from October 1, 1996 (inception of exploration stage) to March 31, 2002. All information included in these financial statements is the representation of the management of Trend Mining Company.

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



Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
May  9,  2002

                                  TREND MINING COMPANY
                              (AN EXPLORATION STAGE COMPANY)
                                      BALANCE SHEETS


                                                               March 31,
                                                                 2002       September 30,
                                                              (unaudited)       2001
                                                             ------------  ---------------
ASSETS

CURRENT ASSETS
  Cash                                                       $     7,830   $       24,954
  Equipment held for resale                                        4,000            4,000
                                                             ------------  ---------------
       Total Current Assets                                       11,830           28,954
                                                             ------------  ---------------
MINERAL PROPERTIES                                                     -                -
                                                             ------------  ---------------
PROPERTY AND EQUIPMENT, net of depreciation                       19,332           22,362
                                                             ------------  ---------------
OTHER ASSETS
  Investments                                                        500                -
                                                             ------------  ---------------

TOTAL ASSETS                                                 $    31,662   $       51,316
                                                             ============  ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                           $ 1,151,105   $    1,125,646
  Accounts payable to directors and officers                           -            8,122
  Accrued expenses                                                     -            5,312
  Interest payable                                                 7,625           29,143
  Notes payable to stockholders                                  953,445          669,000
  Current portion of long-term debt                                2,996            3,564
                                                             ------------  ---------------
       Total Current Liabilities                               2,115,171        1,840,787
                                                             ------------  ---------------
LONG-TERM DEBT, net of current portion                             6,315            7,072
                                                             ------------  ---------------
COMMITMENTS AND CONTINGENCIES                                          -                -
                                                             ------------  ---------------
STOCKHOLDERS' DEFICIT
  Preferred stock,  $0.01 par value, 20,000,000
    shares authorized; 1 share issued and outstanding                  -                -
  Common stock,  $0.01 par value, 100,000,000
    shares authorized; 20,055,935 and
    18,755,970 shares issued and outstanding, respectively       200,559          187,559
  Additional paid-in capital                                   4,734,708        3,772,857
  Stock options and warrants                                   1,389,227        1,389,976
  Pre-exploration stage accumulated deficit                     (558,504)        (558,504)
  Accumulated deficit during exploration stage                (7,855,814)      (6,588,431)
                                                             ------------  ---------------
       TOTAL STOCKHOLDERS' DEFICIT                            (2,089,824)      (1,796,543)
                                                             ------------  ---------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT                                      $    31,662   $       51,316
                                                             ============  ===============

                                                       TREND MINING COMPANY
                                                  (AN EXPLORATION STAGE COMPANY)
                                         STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                                                                   Period from
                                                                                                                 October 1, 1996
                                                                                                                  (Inception of
                                                                                                                 Exploration Stage)
                                                             Three Months Ended            Six Months Ended             to
                                                        ----------------------------  ----------------------------
                                                          March 31,      March 31,      March 31,      March 31,      March 31,
                                                            2002           2001           2002           2001           2002
                                                         (unaudited     (unaudited     (unaudited     (unaudited     (unaudited)
                                                        -------------  -------------  -------------  -------------  -------------
REVENUES                                                $          -   $          -   $          -   $          -   $          -
                                                        -------------  -------------  -------------  -------------  -------------
EXPENSES
  Exploration expense                                        778,883        118,106        782,953        222,150      2,673,320
  General and administrative                                 145,431        220,950        280,368        687,065      1,705,791
  Officers and directors compensation                         37,157        527,774         59,407        600,794      1,193,512
  Legal and professional                                       6,117        197,591         28,001        355,266      1,044,582
  Depreciation                                                 2,419          4,487          3,030          8,974         31,956
                                                        -------------  -------------  -------------  -------------  -------------
    Total Expenses                                           970,007      1,068,908      1,153,759      1,874,249      6,649,161
                                                        -------------  -------------  -------------  -------------  -------------

OPERATING LOSS                                              (970,007)    (1,068,908)    (1,153,759)    (1,874,249)    (6,649,161)
                                                        -------------  -------------  -------------  -------------  -------------
OTHER INCOME (EXPENSE)
  Dividend and interest income                                     -            120              -            228          6,398
  Gain (loss) on disposition and impairment of assets              -              -            500              -       (187,726)
  Loss on investment sales                                         -        (74,533)             -        (78,033)       (53,772)
  Financing expense                                          (57,853)      (698,039)       (67,729)      (698,039)      (887,698)
  Interest expense                                           (12,442)        (5,770)       (48,411)        (7,728)       (95,130)
  Miscellaneous income                                         2,016              -          2,016              -         11,275
                                                        -------------  -------------  -------------  -------------  -------------
    Total Other Income (Expense)                             (68,279)      (778,222)      (113,624)      (783,572)    (1,206,653)
                                                        -------------  -------------  -------------  -------------  -------------

LOSS BEFORE INCOME TAXES                                  (1,038,286)    (1,847,130)    (1,267,383)    (2,657,821)    (7,855,814)

INCOME TAXES                                                       -              -              -              -              -

NET LOSS                                                  (1,038,286)    (1,847,130)    (1,267,383)    (2,657,821)    (7,855,814)
                                                        -------------  -------------  -------------  -------------  -------------

OTHER COMPREHENSIVE LOSS
  Change in market value of investments                            -         10,688              -            413              -
                                                        -------------  -------------  -------------  -------------  -------------

NET COMPREHENSIVE LOSS                                  $ (1,038,286)  $ (1,836,442)  $ (1,267,383)  $ (2,657,408)  $ (7,855,814)
                                                        =============  =============  =============  =============  =============


BASIC AND DILUTED NET LOSS PER SHARE                    $          -   $          -   $          -   $          -
                                                        =============  =============  =============  =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                               19,045,473     18,501,226     18,882,276     18,394,823
                                                        =============  =============  =============  =============


             See accompanying notes and accountant's review report.

                                                       TREND MINING COMPANY
                                                  (AN EXPLORATION STAGE COMPANY)
                                              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                            Common Stock
                                       ---------------------   Additional       Stock                        Other
                                         Number                 Paid-in      Options and    Accumulated  Comprehensive
                                        of Shares    Amount     Capital        Warrants        Deficit       Income       Total
                                       -----------  --------  ------------  -------------  --------------  ---------  ------------
Balance, October 1, 1996                1,754,242   $ 17,542  $    663,218  $          -    $   (558,504)  $      -   $   122,256

Common stock issuances as follows:
  - for cash at $0.50 per share           200,000      2,000        98,000             -               -          -       100,000
  - for payment of liabilities and
    expenses  at $0.50  per share          45,511        455        22,301             -               -          -        22,756

Net loss for the year ended
  September 30, 1997                            -          -             -             -        (128,614)         -      (128,614)
                                       -----------  --------  ------------  -------------  --------------  ---------  ------------
Balance, September 30, 1997             1,999,753     19,997       783,519             -        (687,118)         -       116,398

Issuance of common stock as follows:
  - for mineral property at
    '$0.50 per share                      150,000      1,500        73,500             -               -          -        75,000
  - for lease termination at
    $0.50 per share                        12,000        120         5,880             -               -          -         6,000
  - for debt at $0.50 per share            80,000        800        39,200             -               -          -        40,000
  - for cash at $0.20 per share             7,500         75         1,425             -               -          -         1,500
  - for compensation at
    $0.50 per share                         9,000         90         4,410             -               -          -         4,500

Issuance of stock options for
  financing activities                          -          -             -         2,659               -          -         2,659
Net loss for the year ended
  September 30, 1998                            -          -             -             -        (119,163)         -      (119,163)
Change in market value
  of investments                                -          -             -             -               -    117,080       117,080
                                       -----------  --------  ------------  -------------  --------------  ---------  ------------

Balance, September 30, 1998             2,258,253     22,582       907,934         2,659        (806,281)   117,080       243,974

Common stock issuances as follows:
  - for cash at an average of             555,000      5,550        35,450             -               -          -        41,000
    $0.07 per share
  - for prepaid expenses at                50,000        500        16,000             -               -          -        16,500
    $0.33 per share
  - for consulting services at an
    average of $0.20 per share            839,122      8,391       158,761             -               -          -       167,152
  - for mineral property at               715,996      7,160        82,470             -               -          -        89,630
    $0.13 per share
  - for officers' compensation at
    an average of $0.24 per share         300,430      3,004        70,522             -               -          -        73,526
  - for debt,  investment and
    expenses at $0.30 per share             9,210         92         2,671             -               -          -         2,763
  - for directors' compensation at
    an average of $0.25 per share          16,500        165         3,960             -               -          -         4,125
  - for rent at $0.25 per share             1,000         10           240             -               -          -           250
  - for equipment at $0.30 per share      600,000      6,000       174,000             -               -          -       180,000

Net loss for the year ended
  September 30, 1999                            -          -             -             -        (716,759)         -      (716,759)
Other comprehensive loss                        -          -             -             -               -    (79,179)      (79,179)
                                       -----------  --------  ------------  -------------  --------------  ---------  ------------

Balance, September 30, 1999             5,345,511     53,454     1,452,007         2,659      (1,523,040)    37,901        22,982

Common stock and option issuances
as follows:
  - for employee, officer and
    director compensation at an
    average of $0.61 per share            231,361      2,314       140,446        15,820               -          -       158,580
  - for officers' and directors'
    compensation at an average
    of $1.19 per share                     11,500        115        13,615             -               -          -        13,730
  - for services at an average of
    $0.47 per share                       530,177      5,302       246,333             -               -          -       251,635
  - for mineral property at
    $0.89 per share                     1,000,000      1,000        88,000             -               -          -        89,000
  - for investments at
    $0.33 per share                       200,000      2,000        64,000             -               -          -        66,000
  - for cash at $0.08 per share           456,247      4,562        28,969        33,531
  - for cash, options and warrants        100,000     10,000         2,414        87,586         100,000
  - for incentive fees at
    $0.33 per share                        65,285        653        20,891             -               -          -        21,544
  - for deferred mineral property
    acquisition costs at
    $0.13 per share                       129,938      1,299        14,943             -               -          -        16,242
  - for modification of stockholder
    agreement at $0.60 per share          200,000      2,000       118,000        30,000               -          -       150,000
  - for modification of stockholder
    agreement                                   -          -         4,262        10,379               -          -        14,641
  -from exercise of options at
    $0.12 per share                     9,962,762     99,628     1,103,016       (37,524)              -          -     1,165,120

Cash received for the issuance of
   common stock warrants for
   7,979,761 shares of stock                    -          -             -        10,000               -          -        10,000
Miscellaneous common stock
   adjustments                                 (5)         -             -             -               -          -             -
Net loss for the year ended
   September 30, 2000                           -          -             -             -      (2,186,541)         -    (2,186,541)
Other comprehensive income (loss)               -          -             -             -               -    (38,314)      (38,314)
                                       -----------  --------  ------------  -------------  --------------  ---------  ------------
Balance, September 30, 2000            18,232,776   $182,327  $  3,296,896  $    118,920   $  (3,709,581)  $   (413)  $  (111,850)
                                       -----------  --------  ------------  -------------  --------------  ---------  ------------


             See accompanying notes and accountant's review report.

                                                     TREND MINING COMPANY
                                                (AN EXPLORATION STAGE COMPANY)
                                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                                       Common Stock
                                                    --------------------   Additional      Stock                       Other
                                                      Number                Paid-in     Options and    Accumulated Comprehensive
                                                    of Shares    Amount     Capital       Warrants        Deficit      Income
                                                    ----------  --------  ------------  -------------  --------------  --------
Balance, September 30, 2000                         18,232,776  $182,327  $  3,296,897  $    118,920    $ (3,709,581)  $  (413)

Common stock and option issuances as follows:
  - for cash of $1.00 per share                        192,000     1,920       190,080             -               -         -
  - for cash and consulting services from
    options for $0.39 per share                         33,333       333        12,737        (3,070)              -         -
  - for services at an average
    of $0.92 per share                                  13,700       137        12,463             -               -         -
  - for officer and employee compensation at
    $1.13 per share                                      5,200        52         5,828             -               -         -
  - for payment of accrued officer's
    compensation at $1.35 per share                     10,000       100        13,400             -               -         -
  - for consulting services at an
    average of $0.77 per share                          45,461       455        34,247             -               -         -
  - for directors' compensation
    at $0.85 per share                                  75,000       750        63,000             -               -         -
  - for modification of contract
    at $0.78 per share                                   3,000        30         2,310             -               -         -
  - for interest payment on contract
    at an average of $0.80 per share                    10,000       100         7,900             -               -         -
  - for mineral property expenses
    at $0.85 per share                                   1,000        10           840             -               -         -
  - for debt at $1.00 per share                        134,500     1,345       133,155             -               -         -

Options issued to officers, directors and
  employees for services                                     -         -             -       354,000               -         -

Warrants issued as follows:
  - for consulting services                                  -         -             -       170,521               -         -
  - for loan agreements                                      -         -             -       141,547               -         -
  - for extension of exercise period
    on outstanding warrants                                  -         -             -       608,058               -         -

Net loss for the year ended
  September 30, 2001 (restated)                              -         -             -             -      (3,437,354)        -

Other comprehensive income                                   -         -             -             -               -       413
                                                    ----------  --------  ------------  -------------  --------------  --------

Balance, September 30, 2001 (restated)              18,755,970   187,559     3,772,857     1,389,976      (7,146,935)        -

Common stock and option issuances as follows:
  - for a note payable at $1.00 per share               25,000       250        24,750             -               -         -
  - for consuting fees payable at $0.55 per share
    at $0.55 per share                                  12,536       126         6,769             -               -         -
  - for mineral properties at $0.70 per share        1,100,000    11,000       759,000             -               -         -
  - for services at $0.40 per share                     80,000       800        31,200             -               -         -
  - for financing expense at an
    average of $0.44 per share                          82,429       824        35,369             -               -         -

Options issued to officers, directors
  and employees for services                                 -         -             -        29,528               -         -

Warrants issued as follows:                                  -
  - for loan agreements                                      -         -             -        31,536               -         -

Expiration of stock options and warrants                     -         -        61,813       (61,813)              -         -
Interest expense forgiven by shareholders                    -         -        42,950             -               -         -

Net loss for the six months
  ended March 31, 2002                                       -         -             -             -      (1,267,383)        -
                                                    ----------  --------  ------------  -------------  --------------  --------

Balance, March 31, 2002 (unaudited)                 20,055,935  $200,559  $  4,734,708  $  1,389,227   $  (8,414,318)  $     -
                                                    ==========  ========  ============  =============  ==============  ========



                                                       Total
                                                    ------------
Balance, September 30, 2000                          $ (111,850)

Common stock and option issuances as follows:
  - for cash of $1.00 per share                         192,000
  - for cash and consulting services from
    options for $0.39 per share                          10,000
  - for services at an average
     of $0.92 per share                                  12,600
  - for officer and employee compensation at
    $1.13 per share                                       5,880
  - for payment of accrued officer's
    compensation at $1.35 per share                      13,500
  - for consulting services at an
    average of $0.77 per share                           34,702
  - for directors' compensation
     at $0.85 per share                                  63,750
  - for modification of contract
    at $0.78 per share                                    2,340
  - for interest payment on contract
    at an average of $0.80 per share                      8,000
  - for mineral property expenses
    at $0.85 per share                                      850
  - for debt at $1.00 per share                         134,500

Options issued to officers, directors and
  employees for services                                354,000
Warrants issued as follows:
  - for consulting services                             170,521
  - for loan agreements                                 141,547
  - for extension of exercise period
    on outstanding warrants                             608,058

Net loss for the year ended
  September 30, 2001 (restated)                      (3,437,354)

Other comprehensive income                                  413
                                                    ------------

Balance, September 30, 2001 (restated)               (1,796,543)

Common stock and option issuances as follows:
  - for a note payable at $1.00 per share                25,000
  - for consuting fees payable at $0.55 per share
    at $0.55 per share                                    6,895
  - for mineral properties at $0.70 per share           770,000
  - for services at $0.40 per share                      32,000
  - for financing expense at an
    average of $0.44 per share                           36,193
Options issued to officers, directors
  and employees for services                             29,528

Warrants issued as follows:
  - for loan agreements                                  31,536

Expiration of stock options and warrants                      -
Interest expense forgiven by shareholders                42,950

Net loss for the six months
  ended March 31, 2002                               (1,267,383)
                                                    ------------

Balance, March 31, 2002 (unaudited)                 ($2,089,824)
                                                    ============


             See accompanying notes and accountant's review report.

                                                   TREND MINING COMPANY
                                              (AN EXPLORATION STAGE COMPANY)
                                                 STATEMENTS OF CASH FLOWS


                                                                                                            Period from
                                                                                                              October
                                                                                                           (Inception of
                                                                                                         Exploration Stage)
                                                                                    Six Months Ended             to
                                                                               ---------------------------
                                                                                 March 31,      March 31,      March 31,
                                                                                   2002           2001           2002
                                                                                (unaudited     (unaudited     (unaudited)
                                                                               -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(1,267,383)   $(2,657,821)   $(7,855,814)
  Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation                                                                    3,030          8,974         31,956
      Loss on investment sales                                                            -         78,033         58,928
      Loss on disposition and impairment of assets                                        -              -        188,226
      Gain on sale of mineral property claims for securities                           (500)             -           (500)
      Interest expense forgiven by shareholders                                      13,807              -         13,807
      Common stock issued for services
       and expenses                                                                  68,193         13,840        610,799
      Common stock issued for payables                                               31,895              -         31,895
      Common stock and options issued as compensation                                29,528        429,884        721,119
      Stock options and warrants issued for financing activities                     31,536        698,039        798,441
      Common stock and warrants issued to acquire mineral
       property options                                                             770,000              -      1,114,873
      Warrants issued for consulting fees                                                 -        170,521        170,521
      Common stock issued for incentive fees                                              -              -         21,544
      Investment traded for services                                                      -              -         22,539
  Changes in assets and liabilities:
    Inventory                                                                             -              -          3,805
    Prepaid expenses                                                                      -          1,725              -
    Accounts payable                                                                 17,337        545,664      1,140,842
    Accrued expenses                                                                 (5,312)       (11,909)        29,142
    Interest payable                                                                  7,625              -          7,625
                                                                               -------------  -------------  -------------
  Net cash used in operating activities                                            (300,244)      (723,050)    (2,890,252)
                                                                               -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment of deposit                                                                    -              -         (1,000)
    Return of deposit                                                                     -              -          1,000
    Proceeds from sale of equipment                                                       -              -         33,926
    Proceeds from sale of mineral property                                                -              -         20,000
    Purchase of furniture and equipment                                                   -              -        (37,195)
    Proceeds from investments sold                                                        -         41,420        101,430
                                                                               -------------  -------------  -------------
  Net cash provided by investing activities                                               -         41,420        118,161
                                                                               -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable and short term borrowings                              (1,325)        (1,380)        (6,782)
    Sale of warrants for common stock                                                     -              -         10,000
    Proceeds from short-term borrowings                                             284,445        385,000      1,129,945
    Sale of common stock, subscriptions
     and exercise of options                                                              -        202,000      1,643,151
                                                                               -------------  -------------  -------------
  Net cash provided by financing activities                                         283,120        585,620      2,776,314
                                                                               -------------  -------------  -------------

NET DECREASE IN CASH                                                                (17,124)       (96,010)         4,223

CASH, BEGINNING OF PERIOD                                                            24,954        102,155          3,607
                                                                               -------------  -------------  -------------
CASH, END OF PERIOD                                                            $      7,830   $      6,145   $      7,830
                                                                               =============  =============  =============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                $        687   $        559   $      2,897
  Income taxes paid                                                            $          -   $          -   $          -

NON-CASH FINANCING ACTIVITIES:
  Common stock and warrants issued to acquire
   mineral properties                                                          $          -   $          -   $  1,114,873
  Common stock issued to acquire mineral property                              $    770,000   $          -   $    845,000
  Common stock issued for acquisition of
  mining equipment                                                             $          -   $          -   $    180,000
  Common stock issued for services and expenses                                $     68,193   $     13,840   $    611,949
  Common stock issued for investment                                           $          -   $          -   $     67,000
  Common stock issued for debt                                                 $     31,895   $     11,800   $    207,237
  Common stock issued for incentive fees                                       $          -   $          -   $     21,544
  Common stock and options issued as compensation                              $          -   $    429,884   $    691,591
  Options issued to officers, directors and employees for services             $     29,528   $          -   $    383,528
  Stock options  and warrants issued for financing activities                  $     31,536   $    698,039   $    798,441
  Warrants issued for consulting fees                                          $          -   $    170,521   $    170,521
  Deferred acquisition costs on mining property                                $          -   $          -   $     46,242
  Purchase of equipment with financing agreement                               $          -   $          -   $     14,093
  Investments received for mineral property                                    $        500   $          -   $      5,500
  Investments traded for services                                              $          -   $          -   $     22,539


             See accompanying notes and accountant's review report.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


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

Outstanding options and warrants representing 10,339,943 and 10,239,361 shares as of March 31, 2002 and 2000, respectively, have been excluded from the calculation of diluted loss per share as they would be antidilutive.

Cash  and  Cash  Equivalents
----------------------------
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Compensated  Absences
---------------------
The Company's employees are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service and other factors. The Company estimates that the amount of compensation for future absences is minimal and immaterial for the periods ended March 31, 2002 and 2000. Accordingly, no liability has been recorded in the financial statements. The Company's policy is to recognize the cost of compensated absences when compensation is actually paid to employees.

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

At March 31, 2002, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Exploration  Costs
------------------
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the periods ended March 31, 2002 and 2001 were $782,953 and $222,150, respectively. As of March 31, 2002, the exploration costs expensed during the Company's exploration stage were $2,673,320.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


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

Going  Concern
--------------
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $1,267,383 for the six month period ended March 31, 2002 and has an accumulated deficit during the exploration stage of $8,414,318. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding.

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

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


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

Option  and  Warrant  Fair  Value  Calculations
-----------------------------------------------
The Company utilizes the Black-Scholes valuation model to calculate the fair value of options and warrants issued for financing, acquisition, compensation and payment for services purposes. The parameters used in such valuations include a risk free rate of 5.5%, the assumption that no dividends are paid, exercise periods ranging from 1 week to 5.5 years, depending upon the terms of the instrument issued, and a volatility factor calculated annually based on estimates of expected volatility, as per SFAS 123. The Company used its historic volatility data to develop the 1998 estimate of 30%, consistent with its limited public trading in 1998. The volatility estimates for calculation purposes reflect an average of Company data and volatility factors reported by two other mining companies at comparable stages in their respective public trading histories, resulting in expected volatilities of 55.12% in 1999, 48.05% in 2000, 46.4% in 2001 and 50% in 2002.

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

Segment  Reporting
------------------
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended September 30, 1999. SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company's mining properties were not engaged in any business activity. The Company had no segments engaged in business activities at March 31, 2002 and, therefore, no segment reporting is required.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long -lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

At March 31, 2002, the Company had net deferred tax assets of approximately $1,400,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2002.

At March 31, 2002, the Company has net operating loss carryforwards of approximately $7,000,000, which expire in the years 2001 through 2021. The net operating loss carryforwards do not include expenses that are not deductible for tax purposes, such as compensation expense, in the amount of $1,401,064 attributable to options and warrants issued to employees and consultants. The Company also owes to the Internal Revenue Service employment taxes of approximately $90,000 as of March 31, 2002.

Interim  Financial  Statements
------------------------------
The interim financial statements as of and for the six months ended March 31, 2002 included herein have been prepared for the Company without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


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

In March 2002, the Company issued 1,100,000 shares, valued at $770,000 in full satisfaction of cash commitments relating to exploration activities. The issuance of these shares resulted in the full ownership of the Lake Owen Project property.

The Company also staked and claimed six claims known as the Albany Project during the year ended September 30, 1999. These claims are located in Albany County, Wyoming.

The Company also staked and claimed 42 unpatented mining claims known as the Spruce Mountain claims and 159 unpatented mining claims known as the Centennial West claims. These claims are also located in Albany County, Wyoming.

As of March 31, 2002, the Company has located and staked 155 unpatented mining claims in Albany County, Wyoming, including 34 and 121 claims, which were staked at the Douglas Creek and Keystone properties, respectively.

Montana  Properties
-------------------
In March 2000, the Company entered into a three-year lease and option agreement under which it had the right to acquire a 100% interest in the Intrepid claims. Upon entering into the agreement, the Company paid the claim owners $5,800 in cash and 100,000 shares of common stock. In the Company's acquisition of this option, it expensed $97,140 for cash paid and common stock issued.

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

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 3  -  MINERAL  PROPERTIES  (CONTINUED)

Montana  Properties  (continued)
--------------------------------
During the year ended September 30, 2000, the Company located and staked 211 claims in Stillwater County Montana. During the year ended September 30, 2001, 172 claims were staked and added, and 304 claims were abandoned.

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

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 3  -  MINERAL  PROPERTIES  (CONTINUED)

Idaho  Property
---------------
The Company owned the Silver Strand Mine in Idaho until it was disposed of in July 2001. The Company initially entered into an agreement with New Jersey Mining Company (New Jersey) whereby the Company received 50,000 shares of New Jersey's restricted common stock in exchange for New Jersey's opportunity to earn a 100% interest less a net smelter royalty in the Company's unpatented claims in Kootenai County, Idaho. In July 2001, the Company quitclaimed any remaining interest in the Silver Strand property to Mine Systems Design, Inc. in exchange for cancellation of $22,539 of outstanding invoices due Mine Systems. The Company also transferred 50,000 shares of New Jersey stock to Mine Systems Design as part of this settlement.

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

NOTE 4  -  CAPITAL  STOCK

Common Stock
------------
On March 28, 2001, the Company completed its reincorporation in Delaware. Under its amended certificate of incorporation, Trend has authorized the issuance of 100,000,000 shares of common stock with a par value of $0.01 per share.

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

During the period ended March 31, 2002, the Company issued 25,000 shares of common stock valued at $25,000 for a note payable, 12,536 shares of common stock valued at $6,895 for accounts payable, 1,100,000 shares of common stock valued at $770,000 for mineral property, 80,000 shares of common stock valued at $32,000 for services and 82,429 shares of common stock valued at $36,193 for financing expense.

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

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 4  -  CAPITAL STOCK (CONTINUED)

Preferred Stock
---------------
Under its amended Delaware certificate of incorporation, Trend has authorized the issuance of 20,000,000 shares of preferred stock with a par value of $0.01 per share, with rights and preferences to be determined by the Company's board of directors.

One  share of Series A preferred stock has been created and issued to Mr. Thomas
S. Kaplan under an agreement which requires the holder's approval of all common and preferred stock and equity issuances until such time as Mr. Kaplan, Electrum LLC or Mr. Asher B. Edelman no longer beneficially own more than twenty percent of the Company's outstanding stock. Holders of the Company's common stock will vote on the continued existence of the Series A preferred stock at each subsequent annual meeting. If the Series A preferred stock is not continued, the outstanding share of Series A preferred stock will convert to one share of common stock.

The following table discloses the Company's stock and equity transactions during its exploration stage. This information meets the disclosure requirements of SFAS No. 7 for development and exploration stage disclosures. The following abbreviations are used in the table: CS for Common Stock; OPT for Options; and WAR for Warrants.

                                                                              ADDITIONAL             NUMBER    NUMBER   VALUE OF
                                         NUMBER OF  PRICE PER      COMMON       PAID-IN     TOTAL      OF        OF     OPTIONS/
                             ISSUE DATE   SHARES      SHARE     STOCK AMOUNT    CAPITAL    AMOUNT    OPTIONS  WARRANTS  WARRANTS
---------------------------  ----------  ---------  ----------  -------------  ---------  ---------  -------  --------  ---------
BALANCE, OCTOBER 1, 1996                 1,754,242              $      17,542  $ 663,218  $ 680,760
---------------------------  ----------  ---------  ----------  -------------  ---------  ---------  -------  --------  ---------

---------------------------  ----------  ---------  ----------  -------------  ---------  ---------  -------  --------  ---------
Common stock, options and
warrants activity as
follows:
---------------------------  ----------  ---------  ----------  -------------  ---------  ---------  -------  --------  ---------
CS for Cash                  03/25/1997    200,000  $     0.50          2,000     98,000    100,000
---------------------------  ----------  ---------  ----------  -------------  ---------  ---------  -------  --------  ---------
CS for Payment of
Liabilities and expenses     09/30/1997     45,511        0.50            455     22,301     22,756
---------------------------  ----------  ---------  ----------  -------------  ---------  ---------  -------  --------  ---------

---------------------------  ----------  ---------  ----------  -------------  ---------  ---------  -------  --------  ---------
BALANCE SEPTEMBER 30, 1997               1,999,753                     19,998    783,518    803,516                             -
---------------------------  ----------  ---------  ----------  -------------  ---------  ---------  -------  --------  ---------

---------------------------  ----------  ---------  ----------  -------------  ---------  ---------  -------  --------  ---------
Common stock, options and
warrants activity as
follows:
---------------------------  ----------  ---------  ----------  -------------  ---------  ---------  -------  --------  ---------
CS for Mineral property      07/23/1998    150,000  $     0.50          1,500     73,500     75,000
---------------------------  ----------  ---------  ----------  -------------  ---------  ---------  -------  --------  ---------
CS for Cash                  07/23/1998      7,500        0.20             75      1,425      1,500
---------------------------  ----------  ---------  ----------  -------------  ---------  ---------  -------  --------  ---------
CS for Lease termination     07/23/1998     12,000        0.50            120      5,880      6,000
---------------------------  ----------  ---------  ----------  -------------  ---------  ---------  -------  --------  ---------
CS for Debt                  07/23/1998     80,000        0.50            800     39,200     40,000
---------------------------  ----------  ---------  ----------  -------------  ---------  ---------  -------  --------  ---------
OPT for Financing            09/24/1998                                                              180,000            $   2,659
---------------------------  ----------  ---------  ----------  -------------  ---------  ---------  -------  --------  ---------
CS for Compensation          09/30/1998      9,000        0.50             90      4,410  $4,500.00
---------------------------  ----------  ---------  ----------  -------------  ---------  ---------  -------  --------  ---------

BALANCE SEPTEMBER 30, 1998               2,258,253              $      22,583  $ 907,933  $ 930,516  180,000         -  $   2,659
---------------------------  ----------  ---------  ----------  -------------  ---------  ---------  -------  --------  ---------

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 4  -  CAPITAL STOCK (CONTINUED)


                                                                                                                     VALUE
                                            NUMBER    PRICE   COMMON   ADDITIONAL               NUMBER    NUMBER      OF
                                              OF       PER     STOCK     PAID-IN      TOTAL       OF        OF     OPTIONS/
                               ISSUE DATE   SHARES    SHARE   AMOUNT     CAPITAL      AMOUNT    OPTIONS  WARRANTS  WARRANTS
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
BALANCE SEPTEMBER 30, 1998                 2,258,253          $22,583  $   907,933  $  930,516  180,000         -  $   2,659
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------

-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
Common stock, options and
warrants activity as follows:
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Debt, investment and
expenses                       10/12/1998      9,210  $ 0.30       92        2,671       2,763
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Equipment               10/30/1998    600,000    0.30    6,000      174,000     180,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Cash                    11/28/1998      5,000    0.20       50          950       1,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Officers' compensation  12/31/1998     30,858    0.44      309       13,191      13,500
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Directors'
compensation                   01/25/1999     16,500    0.25      165        3,960       4,125
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Officers' compensation  01/31/1999      8,572    0.35       86        2,914       3,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Officers' compensation  03/31/1999     24,000    0.25      240        5,760       6,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     03/31/1999      6,000    0.25       60        1,440       1,500
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     04/30/1999     32,000    0.28      320        8,640       8,960
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Officers' compensation  04/30/1999     12,000    0.28      120        3,240       3,360
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     05/31/1999     73,333    0.25      733       17,600      18,333
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     06/30/1999     34,353    0.25      344        8,244       8,588
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Officers' compensation  06/30/1999     50,000    0.16      500        7,500       8,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     06/30/1999     95,833    0.16      958       14,375      15,333
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     07/06/1999      5,000    0.25       50        1,200       1,250
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
OPT for Financing activities   07/22/1999                                                        50,000                    -
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Mineral property
option                         07/27/1999    715,996    0.13    7,160       82,471      89,631
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Cash                    07/29/1999     33,333    0.15      333        4,667       5,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     07/30/1999    146,603    0.12    1,466       16,126      17,592
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     07/31/1999    133,697    0.12    1,337       14,707      16,044
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Officers' compensation  07/31/1999     41,667    0.12      417        4,583       5,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Cash                    08/04/1999     16,667    0.15      167        2,333       2,500
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Rent                    08/09/1999      1,000    0.25       10          240         250
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
OPT for Financing activities   08/13/1999                                                       100,000                    -
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Cash                    08/15/1999     50,000    0.05      500        2,000       2,500
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     08/17/1999      5,000    0.25       50        1,200       1,250
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Cash                    08/17/1999    100,000    0.05    1,000        4,000       5,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Cash                    08/26/1999    100,000    0.10    1,000        9,000      10,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     08/31/1999    159,750    0.25    1,598       38,341      39,938
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Prepaid expenses        09/10/1999     50,000    0.33      500       16,000      16,500
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Cash                    09/10/1999     50,000    0.10      500        4,500       5,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Cash                    09/13/1999    200,000    0.05    2,000        8,000      10,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     09/30/1999     80,053    0.26      801       20,013      20,814
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Officers' compensation  09/30/1999    133,333    0.26    1,333       33,334      34,667
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     09/30/1999     67,500    0.26      675       16,875      17,550
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------

BALANCE SEPTEMBER 30, 1999                 5,345,511          $53,455  $ 1,452,009  $1,505,464  300,000         -  $   2,659
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 4  -  CAPITAL  STOCK  (CONTINUED)



                                            NUMBER    PRICE   COMMON   ADDITIONAL                 NUMBER      NUMBER     VALUE OF
                                 ISSUE        OF       PER     STOCK     PAID-IN      TOTAL         OF          OF       OPTIONS/
                                  DATE      SHARES    SHARE   AMOUNT     CAPITAL      AMOUNT      OPTIONS    WARRANTS    WARRANTS
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
BALANCE SEPTEMBER 30, 1999                 5,345,511          $53,455  $ 1,452,009  $1,505,464     330,000           -  $   2,659
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------

-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
Common stock, options and
warrants activity as follows:
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     10/04/1999     50,000  $ 0.26      500       12,500      13,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash                    10/22/1999     25,000    0.20      250        4,750       5,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     10/31/1999    273,675    0.31    2,737       82,103      84,840
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Officers' compensation  11/30/1999     52,694    0.31      527       15,807      16,334
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     11/30/1999      4,327    0.31       43        1,298       1,341
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS, OPT & WAR for Cash         12/31/1999  1,000,000   0.012   10,000        2,414      12,414   8,108,000   6,250,000     87,586
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     12/31/1999      1,200    0.35       12          408         420
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     01/04/2000     15,000    0.28      150        4,050       4,200
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Investments             01/15/2000    200,000    0.33    2,000       64,000      66,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Incentive fees          01/17/2000     65,285    0.33      653       20,891      21,544
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
OPT Expiration                 01/22/2000                                                          (50,000)                     -
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash                    01/25/2000     14,286    0.35      143        4,857       5,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       02/22/2000  1,000,000   0.142   10,000      131,900     141,900  (1,000,000)                (1,900)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS & OPT for Employees'
compensation                   02/25/2000     16,667    0.66      167       10,833      11,000      33,333                  3,070
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     02/29/2000     10,000    0.72      100        7,100       7,200
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Mineral property        03/24/2000     50,000    1.03      500       51,000      51,500
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       03/27/2000  2,500,000   0.142   25,000      329,750     354,750  (2,500,000)                (4,750)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     03/31/2000     75,000    0.81      750       60,000      60,750
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Officers' compensation  03/31/2000      3,000    0.81       30        2,400       2,430
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Mineral property        04/04/2000     50,000    0.75      500       37,000      37,500
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS & OPT for Directors'
compensation                   04/11/2000    150,000    0.70    1,500      103,500     105,000      67,000                 12,750
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Deferred mineral
property acquisition costs     05/08/2000    129,938   0.125    1,299       14,943      16,242
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     05/15/2000      9,975    0.63      100        6,184       6,284
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash                    06/26/2000    416,961   0.056    4,170       19,361      23,531
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS & WAR for Modification
of stockholder agreement       06/26/2000    200,000    0.60    2,000      118,000     120,000                 200,000     30,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
OPT & WAR for
Modification of stockholder
agreement                      06/27/2000                                                        1,729,762   1,729,761     14,641
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       06/29/2000  1,597,588   0.064   15,976       86,740     102,716  (1,597,588)                (2,716)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Officers' compensation  06/30/2000      9,000    0.81       90        7,185       7,275
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     06/30/2000      1,000    0.70       10          690         700
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
OPT Agreement Modification     07/07/2000                                                         (127,500)                     -
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       07/14/2000     10,000    0.30      100        2,900       3,000     (10,000)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       07/21/2000  1,800,000   0.122   18,000      201,060     219,060  (1,800,000)               (12,060)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       07/26/2000    650,000   0.122    6,500       72,605      79,105    (650,000)                (4,355)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Officers' compensation  07/31/2000      3,000    1.24       30        3,690       3,720
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       08/01/2000     50,000    0.15      500        7,000       7,500     (50,000)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       08/01/2000     50,000    0.30      500       14,500      15,000     (50,000)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       08/14/2000     90,000   0.122      900       10,053      10,953     (90,000)                  (603)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       08/24/2000  1,000,000   0.122   10,000      111,700     121,700  (1,000,000)                (6,700)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Directors'
compensation                   08/25/2000      1,500    1.00       15        1,485       1,500
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       08/31/2000     15,000    0.30      150        4,350       4,500     (15,000)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Officers' compensation  08/31/2000      1,000    1.13       10        1,120       1,130
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 4  -  CAPITAL STOCK (CONTINUED)



                                             NUMBER     PRICE    COMMON   ADDITIONAL                 NUMBER       NUMBER
                                 ISSUE         OF        PER     STOCK      PAID-IN      TOTAL         OF           OF
                                  DATE       SHARES      HARE    AMOUNT     CAPITAL      AMOUNT      OPTIONS     WARRANTS
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for Cash from options       09/22/2000   1,200,174   $0.122  $ 12,002  $   134,720  $  146,722  (1,200,174)
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for Consulting services     09/22/2000      90,000     1.45       900       72,000      72,900
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for Officers' compensation  09/30/2000       6,000     1.35        60        8,040       8,100
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
Cash for Warrants              09/30/2000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS/ WAR Adjustment             09/30/2000          (5)
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------

-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
BALANCE SEPTEMBER 30, 2000                 18,232,776            182,328    3,296,897   3,479,225     127,833   8,179,761
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------

-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
Common stock, options and
warrants activity as follows:
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for Cash from options       10/10/2000      33,333   $ 0.39       333       12,737      13,070     (33,333)
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for Consulting services     10/15/2000      10,000     1.15       100       11,400      11,500
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for Officers' compensation  10/31/2000       3,000     1.30        30        3,870       3,900
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
WAR for Consulting services    11/01/2000                                                                         250,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for Employees'
compensation                   12/06/2000       2,200     0.90        22        1,958       1,980
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for Cash                    12/20/2000     100,000     1.00     1,000       99,000     100,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
WAR for Consulting services    12/31/2000                                                                         180,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for Consulting services     01/02/2001      10,000     1.35       100       13,400      13,500
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for Cash                    01/11/2001      47,000     1.00       470       46,530      47,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for Consulting services     01/11/2001       3,407     1.00        34        3,373       3,407
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for Consulting services     01/23/2001         604     1.10         6          658         664
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for Cash                    01/24/2001      25,000     1.00       250       24,750      25,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
WAR for Loan agreements        02/01/2001                                                                         285,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for Cash                    02/06/2001      20,000     1.00       200       19,800      20,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for Consulting services     02/06/2001         483     1.00         5          478         483
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for Directors'
compensation                   02/23/2001      75,000     0.85       750       63,000      63,750
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
OPT for Director, officer and
employee compensation          02/23/2001                                                           1,200,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
WAR for Loan agreements        03/12/2001                                                                          50,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
WAR Extension of exercise
period                         03/12/2001
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for Modification of
contract                       03/22/2001       3,000     0.78        30        2,310       2,340
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------


CS for Interest payments         04/03/01       5,000     0.83        50        4,100       4,150
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for Consulting Services       04/13/01         967     0.98        10          938         948
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for Mineral Property
Expense                          05/11/01       1,000     0.85        10          840         850
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
WAR for loan agreement           07/01/01                                                                         185,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for services                  07/31/01      40,000     0.73       400       28,800      29,200
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for interest payments         08/08/01       5,000     0.77        50        3,800       3,850
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
WAR attached to note             08/16/01                                                                          90,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for services                  08/28/01       3,700     0.30        37        1,063       1,100
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for loans payable             08/31/01      92,000     1.00       920       91,080      92,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for loans payable             09/28/01      42,500     1.00       425       42,075      42,500
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
Options expired                                                                                      (319,700)
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
BALANCE SEPTEMBER 30, 2001                 18,755,970            187,559    3,772,857   3,960,416     974,800   9,219,761
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for note payable              10/08/01      25,000     1.00       250       24,750      25,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for payable                   10/24/01      12,536     0.55       126        6,769       6,895
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
WAR for loan agreements          11/01/01                                                                         129,445
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
WAR cancelled                    11/15/01                                       2,750                            (275,000)
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for financing expense          1/25/02      64,429     0.45       644       28,349      28,993
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
Interest expense forgiven by
shareholders                      1/30/02                                      42,950
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
WAR issued                        1/30/02                                                                         180,000
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------
CS for financing expense           2/8/02      18,000     0.40       180        7,020       7,200
-----------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------  ----------


                                VALUE OF
                                OPTIONS/
                                WARRANTS
                               -----------

CS for Cash from options       $   (8,702)
-----------------------------  -----------
CS for Consulting services
-----------------------------  -----------
CS for Officers' compensation
-----------------------------  -----------
Cash for Warrants                  10,000
-----------------------------  -----------
CS/ WAR Adjustment
-----------------------------  -----------

-----------------------------  -----------
BALANCE SEPTEMBER 30, 2000     $  118,920
-----------------------------  -----------

-----------------------------  -----------
Common stock, options and
warrants activity as follows:
-----------------------------  -----------
CS for Cash from options           (3,070)
-----------------------------  -----------
CS for Consulting services
-----------------------------  -----------
CS for Officers' compensation
-----------------------------  -----------
WAR for Consulting services       123,775
-----------------------------  -----------
CS for Employees'
compensation
-----------------------------  -----------
CS for Cash
-----------------------------  -----------
WAR for Consulting services        46,746
-----------------------------  -----------
CS for Consulting services
-----------------------------  -----------
CS for Cash
-----------------------------  -----------
CS for Consulting services
-----------------------------  -----------
CS for Consulting services
-----------------------------  -----------
CS for Cash
-----------------------------  -----------
WAR for Loan agreements            76,551
-----------------------------  -----------
CS for Cash
-----------------------------  -----------
CS for Consulting services
-----------------------------  -----------
CS for Directors'
compensation
-----------------------------  -----------
OPT for Director, officer and
employee compensation             354,000
-----------------------------  -----------
WAR for Loan agreements            13,430
-----------------------------  -----------
WAR Extension of exercise
period                            608,058
-----------------------------  -----------
CS for Modification of
contract
-----------------------------  -----------
CS for Interest payments
-----------------------------  -----------
CS for Consulting Services
-----------------------------  -----------
CS for Mineral Property
Expense
-----------------------------  -----------
WAR for loan agreement             45,079
-----------------------------  -----------
CS for services
-----------------------------  -----------
CS for interest payments
-----------------------------  -----------
WAR attached to note                6,487
-----------------------------  -----------
CS for services
-----------------------------  -----------
CS for loans payable
-----------------------------  -----------
CS for loans payable
-----------------------------  -----------
Options expired
-----------------------------  -----------
BALANCE SEPTEMBER 30, 2001      1,389,976
-----------------------------  -----------
CS for note payable
-----------------------------  -----------
CS for payable
-----------------------------  -----------
WAR for loan agreements             9,876
-----------------------------  -----------
WAR cancelled                      (2,750)
-----------------------------  -----------
CS for financing expense
-----------------------------  -----------
Interest expense forgiven by
shareholders
-----------------------------  -----------
WAR issued                         21,660
-----------------------------  -----------
CS for financing expense
-----------------------------  -----------

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 4  -  CAPITAL STOCK (CONTINUED)


                                          NUMBER    PRICE   COMMON   ADDITIONAL                 NUMBER     NUMBER     VALUE OF
                                ISSUE       OF       PER    STOCK      PAID-IN      TOTAL         OF         OF       OPTIONS/
                                DATE      SHARES    SHARE   AMOUNT     CAPITAL      AMOUNT     OPTIONS    WARRANTS    WARRANTS
-----------------------------  -------  ----------  -----  --------  -----------  ----------  ----------  ---------  -----------

CS for services                 2/8/02      60,000   0.40       600       23,400      24,000
-----------------------------  -------  ----------  -----  --------  -----------  ----------  ----------  ---------  -----------
CS for services                2/22/02      20,000   0.40       200        7,800       8,000
-----------------------------  -------  ----------  -----  --------  -----------  ----------  ----------  ---------  -----------
OPT for Director, officer and
employee compensation          3/12/02                                                          307,800                  29,528
-----------------------------  -------  ----------  -----  --------  -----------  ----------  ----------  ---------  -----------
Options expired                3/12/02                                    59,063               (196,863)                (59,063)
-----------------------------  -------  ----------  -----  --------  -----------  ----------  ----------  ---------  -----------
CS for mineral properties      3/20/02   1,100,000   0.70    11,000      759,000     770,000
-----------------------------  -------  ----------  -----  --------  -----------  ----------  ----------  ---------  -----------
BALANCE MARCH 31, 2002                  20,055,935         $200,559  $ 4,734,708  $4,935,267  1,085,737   9,254,206  $1,389,227
-----------------------------  -------  ----------  -----  --------  -----------  ----------  ----------  ---------  -----------

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

During 2002, the Company granted an officer 107,800 options until February 23, 2004 and a consultant 200,000 options until March 3, 2006 with exercise prices of $0.80 per share as compensation. The fair value of these options estimated on the grant date using the Black-Scholes Option Price Calculation was $29,528.

On January 8, 2002, a stockholder loaned the Company $30,000. This loan bears interest at 8% per annum and is due upon the Company's completion of a private equity placement and concurrently and proportionally with any amounts repaid to Electrum LLC or any others having provided loan facilities of this type to the Company. One warrant is attached to each dollar of debt, with a strike price of $1.50, exercisable through January 9, 2004. The lender may also elect to be repaid partially or completely in regards to the total principal and interest outstanding under the loan in "units" of Trend securities, at the rate of one unit per each $1.25 owed. Each unit would consist of one share of common stock and a warrant to purchase one share of common stock at $1.50 per share, originally exercisable through September 30, 2006. On January 30, 2002, this stockholder forgave interest due in the amount of $138 in exchange for the adjustment to the conversion feature, such as Electrum was granted.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 5  -  COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

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

In a note dated August 16, 2001, a stockholder loaned the Company $90,000. One warrant is attached to each dollar of debt, with a strike price of $1.50, exercisable through June 9, 2004. The fair value of these warrants, estimated on the grant date using the Black-Scholes Option Price Calculation, was $6,487. This same stockholder, on October 2, 2001, loaned the Company an additional $10,000 under the same terms as the $90,000 loan. The warrants attached to the October loan are exercisable until January 9, 2004. The fair value of these warrants, estimated on the grant date using the Black-Scholes Option Price
Calculation, was $840. See Note 6. On January 30, 2002, this stockholder forgave interest due her in the amount of $3,299 in exchange for the adjustment to the conversion feature, such as Electrum was granted.

LCM Holdings, LLC loaned the Company $119,445 in a note dated October 22, 2001. One warrant is attached to each dollar of debt, with a strike price of $1.50, exercisable through January 9, 2004. The fair value of these warrants, estimated on the grant date using the Black-Scholes Option Price Calculation, was $9,036. On January 30, 2002, LCM Holdings, LLC forgave interest due in the amount of $2,129 for the adjustment to the conversion feature, such as Electrum was granted.

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

Tigris  Financial  Group  Ltd./Electrum  LLC
--------------------------------------------
On December 29, 1999, the Company entered into a stock purchase agreement with Tigris Financial Group Ltd. under which Tigris purchased 1,000,000 shares of the Company's common stock for $100,000, was granted an option until March 28, 2000 to acquire up to an additional 3,500,000 shares of common stock for an exercise price of $0.14 per share, (or $490,000 in the aggregate), and was granted an option to purchase, for $10,000, warrants to purchase an additional 6,250,000 shares of the Company's common stock at an exercise price of $0.40 per share. The Company used the Black-Scholes Option Price Calculation effective as of the transaction date and estimated the fair values to be $37,524 for the option and $50,062 for the warrants. On March 8, 2000, Tigris assigned its rights under the stock purchase agreement to Electrum LLC, ("Electrum") an affiliate.

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

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 5  -  COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

Tigris  Financial  Group  Ltd./Electrum  LLC  (continued)
---------------------------------------------------------
2006, and warrants to acquire 185,000 shares at $1.50 per share in July 2001, exercisable through September 30, 2006. The Company also extended through September 30, 2006 the expiration dates of the 285,000 warrants, together with the warrants to acquire 7,979,761 shares. The fair values of the 285,000 warrants, 50,000 warrants, and the 185,000 warrants estimated on their respective grant dates, as modified for the expiration date extension in the case of the 285,000 warrants, using the Black-Scholes Option Price Calculation, were $76,551, $13,430 and $45,079, respectively. The fair value of the modification to extend the expiration date, estimated as of the date of the modification for the 7,979,761 warrants, using the Black-Scholes Option Price
Calculation,  was  $608,058.

Pursuant to an agreement to readjust certain terms of loans and warrants dated January 30, 2002, the Company borrowed an additional $150,000 from Electrum and Electrum waived accrued interest owed by the Company as of January 29, 2002 totaling $37,384. In consideration of the additional loan and waiver, the Company issued to Electrum additional warrants to purchase 150,000 shares of common stock for $1.00 per share through January 30, 2007. Electrum may, in its sole discretion, elect to be repaid the $150,000 loan by converting the amount outstanding in units of the Company's securities, at the rate of one unit per $0.50 of loans converted. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at a price of $0.50 per share, exercisable though January 30, 2007. In addition, the Company and Electrum agreed to amend the prior loan agreements to reduce the conversion rate of the existing units, previously at a rate of one unit per $1.25 of loans converted to a rate of one unit per $0.50 of loans converted and to reduce the exercise price of the warrants included in the units from $1.50 to $1.00 per share. In addition, the exercise price of warrants included in the units to purchase a total of 520,000 shares of common stock, owned by Electrum, was reduced from a price of $1.50 per share to $1.00 per share and the exercise term of each such warrant was extended for a period of one year.

As of March 31, 2002, Tigris and Electrum own approximately 30% of the Company's outstanding common stock and, assuming that Electrum exercises its warrants and that the Company has issued no other shares, would own approximately 50% of the Company's then outstanding common stock.

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

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 5  -  COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

Following  is  a  summary  of  the  status  of the options during the year ended
September  30,  2001  and  the  period  ended  March  31,  2002:

                                                              Weighted Average
                                           Number of Shares    Exercise Price
                                           -----------------  -----------------
Outstanding at October 1, 2000                      127,833   $            0.51
Granted                                           1,200,000                0.80
Exercised                                           (33,333)               0.30
Expired                                            (319,700)               0.79
                                           -----------------  -----------------
Outstanding at September 30, 2001                   974,800   $            0.86
                                           =================  =================
Options exercisable at September 30, 2001           974,800   $            0.86
                                           =================  =================


Outstanding at October 1, 2001                      974,800   $            0.86
Granted                                             307,800                   -
Exercised                                                 -                   -
Expired                                            (196,863)                  -
                                           -----------------  -----------------
Outstanding at March 31, 2002                     1,085,737   $            0.86
                                           =================  =================
Options exercisable at March 31, 2002             1,085,737   $            0.86
                                           =================  =================
Options exercisable:
    -On or before July 19, 2002                      12,500   $            1.00
    -On or before April 15, 2003                     67,000   $            0.50
    -On or before February 23, 2004                 806,237   $            0.80
    -On or before March 3, 2006                     200,000   $            0.80

NOTE 6  -  RELATED PARTY TRANSACTIONS

The Pyramid Mine claims were sold by the Company on November 12, 2001 to Calumet Mining Company for 50,000 shares of common stock of Calumet Mining Company, a related party. The CFO of the Trend Mining Company is also the president of Calumet Mining Company. See Notes 3 and 8.

Related  Party  Loans
---------------------
In November 2000, the Company borrowed $135,000 from Electrum, LLC, an affiliated company. The loan bears interest at an annual rate of 5% and is due upon the earlier of either the Company's completion of a public or private debt or equity financing or December 1, 2005.

In December 2000, the Company entered into an agreement with Electrum to provide the right to borrow additional funds. The funds obtained under this agreement bear interest at 8%, and repayment is due upon the Company's completion of a public or private debt or equity financing. The Company borrowed $200,000 under this agreement, and no additional funds are available under this agreement.

The Electrum loan agreement provides that if these loans are not paid by February 1, 2001, the Company is required to grant Electrum warrants to purchase 285,000 shares of the Company's common stock at $1.50 per share exercisable through September 30, 2003. The loans were not repaid by February 1, 2001, and the warrants have been issued. Electrum may also elect to be repaid partially or completely in regards to the total principal and interest outstanding under both loans in "units" of Trend securities, at the rate of one unit per each $1.25 owed. Each unit would consist of one share of common stock and a warrant to purchase one share of common stock at $1.50 per share, originally exercisable through

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE  6  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

Related  Party  Loans  (continued)
----------------------------------
September 30, 2003. Electrum has agreed that at least $100,000 of the November 2000 loan will be repaid in units. This conversion of debt to equity has not been accomplished, and was not reflected in the financial statements as of March 31, 2002.

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

On July 1, 2001, the Company issued 185,000 warrants to Electrum, strike price $1.50, exercisable through September 30, 2006. These were issued per Electrum's request, and the board of directors' approval, that Electrum should possess one warrant for every dollar of debt outstanding. This brought the total warrants issued related to notes payable to Electrum to 520,000 as of September 30, 2001. See Note 12.

Pursuant to an agreement to readjust certain terms of loans and warrants dated January 30, 2002, the Company borrowed an additional $150,000 from Electrum and Electrum waived accrued interest owed by the Company as of January 29, 2002 totaling $37,384. In consideration of the additional loan and waiver, the Company issued to Electrum additional warrants to purchase 150,000 shares of common stock for $1.00 per share through January 30, 2007. Electrum may, in its sole discretion, elect to be repaid the $150,000 loan by converting the amount outstanding in units of the Company's securities, at the rate of one unit per $0.50 of loans converted. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at a price of $0.50 per share, exercisable though January 30, 2007. In addition, the Company and Electrum agreed to amend the prior loan agreements to reduce the conversion rate of the existing units, previously at a rate of one unit per $1.25 of loans converted to a rate of one unit per $0.50 of loans converted and to reduce the exercise price of the warrants included in the units from $1.50 to $1.00 per share. In addition, the exercise price of warrants included in the units to purchase a total of 520,000 shares of common stock, owned by Electrum, was reduced from a price of

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 6  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

Related  Party  Loans  (continued)
----------------------------------
$1.50 per share to $1.00 per share and the exercise term of each such warrant was extended for a period of one year.

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

On January 8, 2002, a stockholder loaned the Company $30,000. This loan bears interest at 8% per annum and is due upon the Company's completion of a private equity placement and concurrently and proportionally with any amounts repaid to Electrum LLC or any others having provided loan facilities of this type to the Company. One warrant is attached to each dollar of debt, with a strike price of $1.50, exercisable through January 9, 2004. The lender may also elect to be repaid partially or completely in regards to the total principal and interest outstanding under the loan in "units" of Trend securities, at the rate of one unit per each $1.25 owed. Each unit would consist of one share of common stock and a warrant to purchase one share of common stock at $1.50 per share, originally exercisable through September 30, 2006. On January 30, 2002, this stockholder forgave interest due in the amount of $138 in exchange for the adjustment to the conversion feature, such as Electrum was granted.

During the quarter ended September 30, 2001, other related parties loaned the Company a total of $193,500. Of this amount, $134,500 was converted to common stock by September 30, 2001 at $1 per share. See Note 5. The remaining amount of $59,000 has been recorded as short-term, uncollateralized loans, bearing no interest and having no specific due date. On October 8, 2001, $25,000 of the remaining $59,000 was converted to common stock shares in the Company.

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

Employment  Agreement
---------------------
In July 2000, the Company entered into an employment agreement with John Ryan, then the chief financial officer, secretary and treasurer of the Company, under which Mr. Ryan received 3,000 shares per month of Trend common stock as compensation for his services. Mr. Ryan resigned in December 2000, and this agreement was terminated. In July 2001, Mr. Ryan was again designated as the Company's chief financial officer, secretary and treasurer. A revised employment agreement was reached under which Mr. Ryan is receiving 7,500 shares per month. As of March 31, 2002, 7,500 shares were owed Mr. Ryan.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 7  -  PROPERTY  AND  EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment, including vehicles, is being calculated using the double-declining balance method over the expected useful lives of three to seven years. Depreciation expense for the periods ending March 31, 2002 and 2000 was $3,030 and $8,974, respectively.

The following is a summary of property, equipment, and accumulated depreciation.

                                               March 31,     March 31,
                                                 2002          2001
                                              ----------  ------------
      Furniture, Equipment, and Vehicles      $  51,288   $    51,258
      Less:  Accumulated  Depreciation          (31,956)      (20,055)
                                              ----------  ------------
                                              $  19,332   $    31,203
                                              ==========  ============

NOTE 8  -  INVESTMENTS

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

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 9 - NOTES PAYABLE

Following is a summary of long-term debt as of March 31, 2002 and 2001:

                                                                        March 31,
                                                                    ------------------
                                                                      2002      2001
                                                                    --------  --------
     Note payable to Wells Fargo
        Interest at 14.99%, secured by vehicle, payable in monthly
        installments of $179 through February 28, 2003              $ 2,221   $ 3,954

     Note payable to Wells Fargo
        Interest at 14.99%, secured by vehicle, payable in monthly
        installments of $231 through April 7, 2005                    7,090     8,683
                                                                    --------  --------

        Total notes payable                                           9,311    12,637

       Less:  Current maturities included in current liabilities    (2,996)   (3,166)
                                                                    --------  --------

                                                                    $ 6,315   $ 9,471
                                                                    ========  ========

Following  are  the  maturities  of  long-term  debt  for  the next three years:

                2003                     $  2,881
                2004                        2,419
                2005                        1,015
                                         --------
                                         $  6,315
                                         ========

NOTE 10  -  COMMITMENTS AND CONTINGENCIES

Canadian  Property
------------------
In August 2000, the Company entered into an agreement whereby Spectra Management Corporation would explore and stake five claims representing about 67,000 acres for the Company in northern Saskatchewan. This property is now known as the Peter Lake Claims. The Company is obligated to complete work requirements of $212,000 U.S. by June 1, 2002.

Lease  Agreements
-----------------
During the period ended December 31, 2000, the Company entered into a lease for its executive offices in Coeur d'Alene, Idaho. The lease has a three-year term with monthly rent of $2,656 in addition to a $2,656 security deposit. The Company has the option to extend the lease for an additional two years at a monthly rent of $2,921. In January 2002, the Company decreased their occupancy space resulting in a new monthly payment of $1,422. The Company's rent expense reflects a reduction for payments for improvements that were considered to be in lieu of lease expense. Total rent expense, relating to this lease, for the period ended March 31, 2002 was $12,234.

Future minimum lease payments under this operating lease are as follows at March 31, 2002:

            Year  Ending:

            September 30, 2002          $    8,532
            September 30, 2003          $   14,408

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 10  -  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease  Agreements  (continued)
------------------------------
In July 2000, the Company entered into a lease agreement for additional office facilities in Reno, Nevada. The agreement is a two-year lease and calls for monthly payments of $1,725 during the first year and $1,775 during the second year, in addition to a $350 security deposit. Prior to the signing of this lease, the Company had occupied the facilities on a month-to-month basis for $1,714 per month. As of September 30, 2001, the Company no longer occupied these facilities in Nevada. Management is currently carrying on negotiations with the leassor as to whether the Company will be liable for the remainder of the lease.

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

Mr. Sharratt has an agreement with the Company that compensates him with 5,000 shares per month, as of February 1, 2002 in return for executive services performed.

Mr.  Ryan  also  has  an  agreement  with  the  Company, as discussed in Note 6.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                                 MARCH 31, 2002

NOTE  13  -  SUBSEQUENT  EVENT

     On May 7, 2002, LCM Holdings, LDC, a stockholder, loaned the Company $60,000. This loan bears interest at 8% per annum and is due upon the Company's completion of a private equity placement and concurrently and proportionally with any amounts repaid to Electrum LLC or any others having provided loan facilities of this type to the Company. One warrant is attached to each dollar of debt, with a strike price of $1.00, exercisable through May 7, 2007. The lender may also elect to be repaid partially or completely in regards to the total principal and interest outstanding under the loan in "units" of Trend securities, at the rate of one unit per each $.50 owed. Each unit would consist of one share of common stock and a warrant to purchase one share of common stock at $1.00 per share, exercisable through May 7, 2007.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Our losses for the six month period ended March 31, 2002, were $1,267,383. These losses increased our accumulated deficit as of March 31, 2002 to $8,039,832. Our third quarter loss is due primarily to exploration expenses of $782.953 and general operating expenses of $280,368.

     Our operating cash deficit totaled $2,107,341 during the quarter. We have inadequate cash to fund our planned acquisition and exploration activities and other operations during the next 12 months. Such funding uncertainty raises substantial doubts about our ability to continue as a going concern without raising significant additional capital.

     Since February 2001, we have borrowed funds principally from the major shareholder of the Company to fund the minimum activities of the Company. As of March 31, 2002, we have borrowed approximately $670,000 from Electrum LLC, our largest stockholder pursuant to certain financial arrangements. Subsequent to the end of the reporting period but prior to the date of this report, LCM Holdings, LDC, a major stockholder of the Company loaned an additional $60,000 to the Company.

     The loans from Electrum LLC and several other major shareholders are convertible into "units" of the Company at $0.50 per unit. A unit is comprised of one share of our common stock and a warrant to acquire one share of common stock at an exercise price of $1.00, exercisable through September 30, 2006. In connection with such loan agreements with Electrum, we have granted Electrum warrants to purchase 670,000 shares of our common stock at $1.00 per share that begin to expire September 30, 2006, and we have extended for three years through September 30, 2006 the expiration date of additional warrants to acquire 7,979,761 shares.

     Pursuant to an agreement made as of January 30, 2002, the Company agreed to adjust the conversion terms of the loans provided by Electrum and affiliated parties. This adjustment also included redefining the terms of the warrants previously granted to Electrum and others.

     We must seek additional financing from the public or private debt or equity markets to continue our business activities. Under our Delaware certificate of incorporation, we have 100,000,000 authorized shares of common stock and are authorized to issue 20,000,000 shares of preferred stock. The holder of the one issued share of our Series A preferred stock, currently Mr. Kaplan, has the right to approve or disapprove all issuances of equity securities. There can be no assurance that Electrum will continue to advance funds to us or that our efforts to obtain additional financing will be successful. Further, there can be no assurance that additional financing will be available on terms acceptable to the Company and/or Mr. Kaplan.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                                 MARCH 31, 2002

     IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, WE MAY  HAVE  TO  SUSPEND  OR
     ---------------------------------------------------------------------------
CEASE  OPERATIONS.
------------------

     During July and August 2001, we implemented plans to close the Reno, Nevada office and reduce staff. Since then we have continued to review the Company's mineral properties and the expenses associated with holding such properties as well as their exploration and development. We have implemented plans towards further cost-cutting and a focus on the mineral properties which we view as having the greatest potential to host economic mineralization.

     If we are able to raise additional capital on acceptable terms, our primary business objective for 2002 will be to focus on the evaluation of the mineral properties we now control. We have satisfied the work commitments on Lake Owen, but it is highly unlikely that we will be able to satisfy the work commitments at Peter Lake, Saskatchewan due to our current funding constraints. Therefore, we may subsequently lose control of this property and which represents a very sizable portion of our total acreage.

     During the remainder of 2002 we plan to spend from $500,000 to $800,000 on land payments, scientific analyses of existing geologic data, and general exploration activities on the Lake Owen property. In addition, depending on the timing of raising additional funds, we may spend from $50,000 to $100,000 on a selected basis on our other existing properties for reconnaissance and other exploration work, which may include geological mapping, geo-chemical sampling, and/or geophysical surveys. During the six months ended March 31, 2002, our exploration expenditures totaled $782,953.

     As of March 31, 2002, we had a net operating loss for federal income tax purposes of approximately $7,000,000. A significant portion of this net operating loss may expire without its being utilized, as we may be unable to begin profitable operations, which would involve moving from being an exploration stage company to a development stage company and finally an operating entity, before its expiration. The net operating loss may be further limited under Internal Revenue Service rules concerning limitations from ownership changes. Our management believes there is no current basis for the recognition of the value of the deferred tax assets derived from the net operating loss. At such time that our management believes that profitable operations are imminent, the value of any net operating loss then available will be used to determine the net deferred tax asset, if any, to be recognized.

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

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                                 MARCH 31, 2002

PART  II

ITEM  1.  LEGAL PROCEEDINGS.

     Several vendors of the Company have threatened to take legal action to recover sums owed to them. Additionally, one vendor, Nevada Southwest Investments LLC, dba Reno Business Park, has filed an action against the Company in the Second Judicial District, Washoe County, Nevada to collect the amount of $17,608.29 due under a rental lease agreement for office space the Company chose to vacate. The Company does not intend to contest this action since it has no basis to do so. A court judgment imposed against the Company, which is highly likely, may result in liens against the Company bank account, other Company assets, or the mineral properties held by the Company. Such liens may have the impact of reducing the capability of the Company to remain as a going concern.

     Additionally, both the State of Idaho and the Internal Revenue Service have threatened to impose liens against the Company bank account, other assets, or the Company mineral properties unless the Company adheres to a rigorous payment schedule imposed by these entities to repay past due withholding taxes. The Company may be unable to comply with this schedule due to funding constraints, in which case, actions by these entities may severely hamper the ability of the Company to maintain itself as a going concern.

ITEM  2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

     We had 20,055,935 shares of common stock issued and outstanding as of March 31, 2002. The issuances discussed under this section are exempted from registration under Rule 506 of the Securities Act ("Rule 504") or Section 4(2) of the Securities Act ("Section 4(2)"), as provided. All purchasers of the following securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sales of securities referred to in this section.

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


     Common Stock
     -------------

     During the six month period ended March 31, 2002, the Company issued 25,000 shares of common stock valued at $25,000 for a note payable, 12,536 shares of common stock valued at $6,895 for accounts payable, 1,100,000 shares valued at $770,000 in lieu of and in satisfaction of mineral property work commitments, 80,000 shares valued at $32,000 for services rendered, and 82,429 shares valued at $36,193 for financing expenses.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                                 MARCH 31, 2002

     Options
     -------

     During the reporting period the Company granted an officer 107,800 options until February 23, 2004 and a consultant 200,000 options until March 3, 2006 with exercise prices of $0.80 per share as compensation. The fair value of these options estimated on the grant date using the Black-Scholes Option Price Calculation was $29,528.

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

     Pursuant to an agreement to readjust certain loan terms and strike prices of certain warrants dated January 30, 2002, the Company borrowed an additional $150,000 from Electrum and Electrum waived accrued interest owed by the Company as of January 29, 2002 totaling $42,950. In consideration of the additional loan and waiver, the Company issued to Electrum additional warrants to purchase 150,000 shares of Common Stock for $1.00 per share through January 30, 2007. Electrum may, in its sole discretion, elect to be repaid the $150,000 loan by converting the amount outstanding in Units of the Company's securities, at the rate of one Unit per $0.50 of loans converted. Each Unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock at a price of $0.50 per share, exercisable though January 30, 2007. In addition, the Company and Electrum agreed to amend the prior loan agreements to reduce the conversion rate of the existing Units, previously at a rate of one Unit per $1.25 of loans converted to a rate of one Unit per $0.50 of loans converted and to reduce the exercise price of the warrants included in the Units from $1.50 to $1.00 per share. In addition, the exercise price of warrants included in the Units to purchase a total of 520,000 shares of Common Stock, owned by Electrum, was reduced from a price of $1.50 per share to $1.00 per share and the exercise term of each such warrant was extended for a period of one year.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                                 MARCH 31, 2002

     Subsequent to the end of the reporting period, on May 7, 2002, LCM Holdings, LDC, a stockholder, loaned the Company $60,000. This loan bears interest at 8% per annum and is due upon the Company's completion of a private equity placement and concurrently and proportionally with any amounts repaid to Electrum LLC or any others having provided loan facilities of this type to the Company. One warrant is attached to each dollar of debt, with a strike price of $1.00, exercisable through May 7, 2007. The lender may also elect to be repaid partially or completely in regards to the total principal and interest outstanding under the loan in "units" of Trend securities, at the rate of one unit per each $.50 owed. Each unit would consist of one share of common stock and a warrant to purchase one share of common stock at $1.00 per share, exercisable through May 7, 2007.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

          None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          None.

ITEM  5.  OTHER  INFORMATION.

          None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          (a)     Exhibits

          None.

          -------------

          (b)     Reports on Form 8-K.

          None

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                                 MARCH 31, 2002

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND MINING COMPANY

Dated:  May 14, 2002
By:     /s/ Kurt J. Hoffman
        -------------------------
        Kurt  J.  Hoffman
        President and Chief Executive Officer
        (Principal  Executive  Officer)


Dated:  May 14, 2002
By:     /s/ John  P.  Ryan
        -------------------------
        John P.  Ryan
        Chief Financial Officer