Form 10QSB
period 2002-06-30
TREND MINING CO
filed 2002-08-14
CIK 1115954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

There were 20,088,435 shares of the Registrant's $.01 par value common stock outstanding as of June 30, 2002.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2002






                            WILLIAMS & WEBSTER, P.S.
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                          601 W. RIVERSIDE, SUITE 1940
                           SPOKANE, WASHINGTON  99201
                                 (509) 838-5111

                              TREND MINING COMPANY


ACCOUNTANT'S REVIEW REPORT                                         1

FINANCIAL STATEMENTS

         Balance Sheets                                            2

         Statements of Operations and Comprehensive Loss           3

         Statement of Stockholders' Equity (Deficit)               4

         Statements of Cash Flows                                  6


NOTES TO THE FINANCIAL STATEMENTS                                  7

Board  of  Directors
Trend  Mining  Company
Coeur  d'Alene,  Idaho
                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Trend Mining Company (an exploration stage company) as of June 30, 2002, and the related statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the three and nine months ended June 30, 2002 and 2001 and for the period from October 1, 1996 (inception of exploration stage) to June 30, 2002. All information included in these financial statements is the representation of the management of Trend Mining Company.

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



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 1, 2002

                                   TREND MINING COMPANY
                              (AN EXPLORATION STAGE COMPANY)
                                      BALANCE SHEETS



                                                               June 30,
                                                                 2002       September 30,
                                                              (unaudited)       2001
                                                             ------------  ---------------
ASSETS

CURRENT ASSETS
  Cash                                                       $    75,857   $       24,954
  Equipment held for resale                                        4,000            4,000
                                                             ------------  ---------------
    Total Current Assets                                          79,857           28,954
                                                             ------------  ---------------

MINERAL PROPERTIES                                                     -                -
                                                             ------------  ---------------

PROPERTY AND EQUIPMENT, net of depreciation                       31,570           22,362
                                                             ------------  ---------------

OTHER ASSETS
  Investments                                                        500                -
                                                             ------------  ---------------

TOTAL ASSETS                                                 $   111,927   $       51,316
                                                             ============  ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                           $ 1,038,898   $    1,125,646
  Accounts payable to directors and officers                           -            8,122
  Accrued expenses                                                24,948            5,312
  Interest payable                                                32,509           29,143
  Notes payable to stockholders                                1,141,858          669,000
  Current portion of long-term debt                                3,709            3,564
                                                             ------------  ---------------
    Total Current Liabilities                                  2,241,922        1,840,787
                                                             ------------  ---------------

LONG-TERM DEBT, net of current portion                            12,502            7,072
                                                             ------------  ---------------

COMMITMENTS AND CONTINGENCIES                                          -                -
                                                             ------------  ---------------

STOCKHOLDERS' DEFICIT
  Preferred stock,  $0.01 par value, 20,000,000
    shares authorized; 1 share issued and outstanding                  -                -
  Common stock,  $0.01 par value, 100,000,000
    shares authorized; 20,055,935 and
    18,755,970 shares issued and outstanding, respectively       200,884          187,559
  Additional paid-in capital                                   4,787,134        3,772,857
  Stock options and warrants                                   1,398,793        1,389,976
  Pre-exploration stage accumulated deficit                     (558,504)        (558,504)
  Accumulated deficit during exploration stage                (7,970,804)      (6,588,431)
                                                             ------------  ---------------
    TOTAL STOCKHOLDERS' DEFICIT                               (2,142,497)      (1,796,543)
                                                             ------------  ---------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT                                      $   111,927   $       51,316
                                                             ============  ===============

             See accompanying notes and accountant's review report.

                                                 TREND MINING COMPANY
                                            (AN EXPLORATION STAGE COMPANY)
                                     STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                                                                 Period from
                                                                                                               October 1, 1996
                                                                                                                (Inception of
                                                                                                                  Exploration
                                                            Three Months Ended           Nine Months Ended           Stage)
                                                        --------------------------  ----------------------------       to
                                                          June 30,      June 30,      June 30,       June 30,       June 30,
                                                            2002          2001          2002           2001           2002
                                                         (unaudited)   (unaudited)   (unaudited)    (unaudited)    (unaudited)
                                                        ------------  ------------  -------------  -------------  -------------
REVENUES                                                $         -   $         -   $          -   $          -   $          -
                                                        ------------  ------------  -------------  -------------  -------------

EXPENSES
  Exploration expense                                         5,813        25,838        788,766        247,988      2,679,133
  General and administrative                                 14,351       125,542        294,719        812,607      1,720,142
  Officers and directors compensation                        31,189        79,738         90,596        680,532      1,224,701
  Legal and professional                                      2,245       184,403         30,246        539,669      1,046,827
  Depreciation                                                2,853         4,487          5,883         13,461         34,809
                                                        ------------  ------------  -------------  -------------  -------------
    Total Expenses                                           56,451       420,008      1,210,210      2,294,257      6,705,612
                                                        ------------  ------------  -------------  -------------  -------------

OPERATING LOSS                                              (56,451)     (420,008)    (1,210,210)    (2,294,257)    (6,705,612)
                                                        ------------  ------------  -------------  -------------  -------------

OTHER INCOME (EXPENSE)
  Dividend and interest income                                    -            16              -            244          6,398
  Gain (loss) on disposition and impairment of assets             -             -            500              -       (187,726)
  Loss on investment sales                                        -             -              -        (78,033)       (53,772)
  Financing expense                                         (39,566)            -       (107,295)      (698,039)      (927,264)
  Interest expense                                          (24,884)      (13,545)       (73,295)       (21,273)      (120,014)
  Miscellaneous income                                        5,911           136          7,927            136         17,186
                                                        ------------  ------------  -------------  -------------  -------------
    Total Other Income (Expense)                            (58,539)      (13,393)      (172,163)      (796,965)    (1,265,192)
                                                        ------------  ------------  -------------  -------------  -------------

LOSS BEFORE INCOME TAXES                                   (114,990)     (433,401)    (1,382,373)    (3,091,222)    (7,970,804)

INCOME TAXES                                                      -             -              -              -              -
                                                        ------------  ------------  -------------  -------------  -------------
NET LOSS                                                   (114,990)     (433,401)    (1,382,373)    (3,091,222)    (7,970,804)
                                                        ------------  ------------  -------------  -------------  -------------

OTHER COMPREHENSIVE INCOME
  Change in market value of investments                           -             -              -            413              -
                                                        ------------  ------------  -------------  -------------  -------------

NET COMPREHENSIVE LOSS                                  $  (114,990)  $   (433,401) $  (1,382,373) $  (3,090,809) $  (7,970,804)
                                                        ============  ============  =============  =============  =============


BASIC AND DILUTED NET LOSS PER SHARE                    $     (0.01)  $     (0.02)  $      (0.07)  $      (0.17)
                                                        ============  ============  =============  =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                              20,072,185    18,571,276     19,260,193     18,396,648
                                                        ============  ============  =============  =============

                                   See accompanying notes and accountant's review report.

                                                      TREND MINING COMPANY
                                                 (AN EXPLORATION STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                 Common Stock
                                                            ---------------------   Additional       Stock
                                                              Number                 Paid-in      Options and    Accumulated
                                                             of Shares    Amount     Capital        Warrants        Deficit
                                                            -----------  --------  ------------  -------------  --------------
Balance, October 1, 1996                                     1,754,242   $ 17,542  $    663,218  $          0   $    (558,504)

Common stock issuances as follows:
  - for cash at $0.50 per share                                200,000      2,000        98,000             -               -
  - for payment of liabilities and expenses at $0.50
    per share                                                   45,511        455        22,301             -               -

Net loss for the year ended September 30, 1997                       -          -             -             -        (128,614)
                                                            -----------  --------  ------------  -------------  --------------

Balance, September 30, 1997                                  1,999,753     19,997       783,519             -        (687,118)

Issuance of common stock as follows:
  - for mineral property at $0.50 per share                    150,000      1,500        73,500             -               -
  - for lease termination at $0.50 per share                    12,000        120         5,880             -               -
  - for debt at $0.50 per share                                 80,000        800        39,200             -               -
  - for cash at $0.20 per share                                  7,500         75         1,425             -               -
  - for compensation at $0.50 per share                          9,000         90         4,410             -               -

Issuance of stock options for financing activities                   -          -             -         2,659               -

Net loss for the year ended September 30, 1998                       -          -             -             -        (119,163)

Change in market value of investments                                -          -             -             -               -
                                                            -----------  --------  ------------  -------------  --------------

Balance, September 30, 1998                                  2,258,253     22,582       907,934         2,659        (806,281)

Common stock issuances as follows:
  - for cash at an average of $0.07 per share                  555,000      5,550        35,450             -               -
  - for prepaid expenses at $0.33 per share                     50,000        500        16,000             -               -
  - for consulting services at an average of
    $0.20 per share                                            839,122      8,391       158,761             -               -
  - for mineral property at $0.13 per share                    715,996      7,160        82,470             -               -
  - for officers' compensation at an average of
    $0.24 per share                                            300,430      3,004        70,522             -               -
  - for debt,  investment and expenses at $0.30 per share        9,210         92         2,671             -               -
  - for directors' compensation at an average of
    $0.25 per share                                             16,500        165         3,960             -               -
  - for rent at $0.25 per share                                  1,000         10           240             -               -
  - for equipment at $0.30 per share                           600,000      6,000       174,000             -               -

Net loss for the year ended  September 30, 1999                      -          -             -             -        (716,759)

Other comprehensive loss                                             -          -             -             -               -
                                                            -----------  --------  ------------  -------------  --------------

Balance, September 30, 1999                                  5,345,511     53,454     1,452,007         2,659      (1,523,040)

Common stock and option issuances as follows:
  - for employee, officer and director
  compensation at an average of
  $0.61 per share                                              231,361      2,314       140,446        15,820               -
  - for officers' and directors' compensation
  at an average of $1.19 per share                              11,500        115        13,615             -               -
  - for services at an average of $0.47 per share              530,177      5,302       246,333             -               -
  - for mineral property at $0.89 per share                  1,000,000      1,000        88,000             -               -
  - for investments at $0.33 per share                         200,000      2,000        64,000             -               -
  - for cash at $0.08 per share                                456,247      4,562        28,969        33,531
  - for cash, options and warrants                             100,000     10,000         2,414        87,586         100,000
  - for incentive fees at $0.33 per share                       65,285        653        20,891             -               -
  - for deferred mineral property acquisition
  costs at $0.13 per share                                     129,938      1,299        14,943             -               -
  - for modification of stockholder agreement
  at $0.60 per share                                           200,000      2,000       118,000        30,000               -
  - for modification of stockholder agreement                        -          -         4,262        10,379               -
  -from exercise of options at $0.12 per share               9,962,762     99,628     1,103,016       (37,524)              -

Cash received for the issuance of common stock
  warrants for 7,979,761 shares of stock                             -          -             -        10,000               -

Miscellaneous common stock adjustments                              (5)         -             -             -               -

Net loss for the year ended  September 30, 2000                      -          -             -             -      (2,186,541)

Other comprehensive income (loss)                                    -          -             -             -               -
                                                            -----------  --------  ------------  -------------  --------------
Balance, September 30, 2000                                 18,232,776   $182,327  $  3,296,896  $    118,920   $  (3,709,581)
                                                            -----------  --------  ------------  -------------  --------------


                                                             Other
                                                          Comprehensive
                                                             Income          Total
                                                          -------------  --------------
Balance, October 1, 1996                                  $          0   $     122,256

Common stock issuances as follows:
  - for cash at $0.50 per share                                      -         100,000
  - for payment of liabilities and expenses at $0.50
    per share                                                        -          22,756

Net loss for the year ended September 30, 1997                       -        (128,614)
                                                          -------------  --------------

Balance, September 30, 1997                                          -         116,398

Issuance of common stock as follows:
  - for mineral property at $0.50 per share                          -          75,000
  - for lease termination at $0.50 per share                         -           6,000
  - for debt at $0.50 per share                                      -          40,000
  - for cash at $0.20 per share                                      -           1,500
  - for compensation at $0.50 per share                              -           4,500

Issuance of stock options for financing activities                   -           2,659

Net loss for the year ended September 30, 1998                       -        (119,163)

Change in market value of investments                          117,080         117,080
                                                          -------------  --------------

Balance, September 30, 1998                                    117,080         243,974

Common stock issuances as follows:
  - for cash at an average of $0.07 per share                        -          41,000
  - for prepaid expenses at $0.33 per share                          -          16,500
  - for consulting services at an average of
    $0.20 per share                                                  -         167,152
  - for mineral property at $0.13 per share                          -          89,630
  - for officers' compensation at an average of
    $0.24 per share                                                  -          73,526
  - for debt,  investment and expenses at $0.30 per share            -           2,763
  - for directors' compensation at an average of
    $0.25 per share                                                  -           4,125
  - for rent at $0.25 per share                                      -             250
  - for equipment at $0.30 per share                                 -         180,000

Net loss for the year ended  September 30, 1999                      -        (716,759)

Other comprehensive loss                                       (79,179)        (79,179)
                                                          -------------  --------------

Balance, September 30, 1999                                     37,901          22,982

Common stock and option issuances as follows:
  - for employee, officer and director
  compensation at an average of
  $0.61 per share                                                    -         158,580
  - for officers' and directors' compensation
  at an average of $1.19 per share                                   -          13,730
  - for services at an average of $0.47 per share                    -         251,635
  - for mineral property at $0.89 per share                          -          89,000
  - for investments at $0.33 per share                               -          66,000
  - for cash at $0.08 per share
  - for cash, options and warrants
  - for incentive fees at $0.33 per share                            -          21,544
  - for deferred mineral property acquisition
  costs at $0.13 per share                                           -          16,242
  - for modification of stockholder agreement
  at $0.60 per share                                                 -         150,000
  - for modification of stockholder agreement                        -          14,641
  -from exercise of options at $0.12 per share                       -       1,165,120

Cash received for the issuance of common stock
  warrants for 7,979,761 shares of stock                             -          10,000

Miscellaneous common stock adjustments                               -               -

Net loss for the year ended  September 30, 2000                      -      (2,186,541)

Other comprehensive income (loss)                              (38,314)        (38,314)
                                                          -------------  --------------
Balance, September 30, 2000                                      ($413)      ($111,850)
                                                          -------------  --------------

             See accompanying notes and accountant's review report.

                                                TREND MINING COMPANY
                                           (AN EXPLORATION STAGE COMPANY)
                               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                                                       Common Stock
                                                                   --------------------   Additional      Stock
                                                                     Number                Paid-in     Options and
                                                                   of Shares    Amount     Capital       Warrants
                                                                   ----------  --------  ------------  -------------
Balance, September 30, 2000                                        18,232,776  $182,327  $  3,296,897  $    118,920

Common stock and option issuances as follows:
  - for cash of $1.00 per share                                       192,000     1,920       190,080             -
  - for cash and consulting services from
    options for $0.39 per share                                        33,333       333        12,737        (3,070)
  - for services at an average of $0.92 per share                      13,700       137        12,463             -
  - for officer and employee compensation at
    $1.13 per share                                                     5,200        52         5,828             -
  - for payment of accrued officer's compensation
    at $1.35 per share                                                 10,000       100        13,400             -
  - for consulting services at an average of $0.77 per share           45,461       455        34,247             -
  - for directors' compensation at $0.85 per share                     75,000       750        63,000             -
  - for modification of contract at $0.78 per share                     3,000        30         2,310             -
  - for interest payment on contract
    at an average of $0.80 per share                                   10,000       100         7,900             -
  - for mineral property expenses at $0.85 per share                    1,000        10           840             -
  - for debt at $1.00 per share                                       134,500     1,345       133,155             -

Options issued to officers, directors and employees for services            -         -             -       354,000

Warrants issued as follows:
  - for consulting services                                                 -         -             -       170,521
  - for loan agreements                                                     -         -             -       141,547
  - for extension of exercise period
    on outstanding warrants                                                 -         -             -       608,058

Net loss for the year ended September 30, 2001 (restated)                   -         -             -             -

Other comprehensive income                                                  -         -             -             -
                                                                   ----------  --------  ------------  -------------

Balance, September 30, 2001 (restated)                             18,755,970   187,559     3,772,857     1,389,976

Common stock and option issuances as follows:
  - for a note payable at $1.00 per share                              25,000       250        24,750             -
  - for consulting fees payable at $0.55 per share                     12,536       126         6,769             -
  - for mineral properties at $0.70 per share                       1,100,000    11,000       759,000             -
  - for services at an average of $0.49 per share                     112,500     1,125        53,625             -
  - for financing expense at an average of $0.44 per share             82,429       824        35,369             -

Options issued to officers, directors and employees for services            -         -             -        29,528

Warrants issued as follows:                                                 -
  - for loan agreements                                                     -         -             -        71,103

Expiration of stock options and warrants                                    -         -        91,814       (91,814)

Interest expense forgiven by shareholders                                   -         -        42,950             -

Net loss for the nine months ended June 30, 2002                            -         -             -             -
                                                                   ----------  --------  ------------  -------------

Balance, June 30, 2002 (unaudited)                                 20,088,435  $200,884  $  4,787,134  $  1,398,793
                                                                   ==========  ========  ============  =============



                                                                    Accumulated    Comprehensive
                                                                      Deficit         Income           Total
                                                                   --------------  -------------  ------------
Balance, September 30, 2000                                          ($3,709,581)         ($413)    ($111,850)

Common stock and option issuances as follows:
  - for cash of $1.00 per share                                                -              -       192,000
  - for cash and consulting services from
    options for $0.39 per share                                                -              -        10,000
  - for services at an average of $0.92 per share                              -              -        12,600
  - for officer and employee compensation at
    $1.13 per share                                                            -              -         5,880
  - for payment of accrued officer's compensation
    at $1.35 per share                                                         -              -        13,500
  - for consulting services at an average of $0.77 per share                   -              -        34,702
  - for directors' compensation at $0.85 per share                             -              -        63,750
  - for modification of contract at $0.78 per share                            -              -         2,340
  - for interest payment on contract
    at an average of $0.80 per share                                           -              -         8,000
  - for mineral property expenses at $0.85 per share                           -              -           850
  - for debt at $1.00 per share                                                -              -       134,500

Options issued to officers, directors and employees for services               -              -       354,000

Warrants issued as follows:
  - for consulting services                                                    -              -       170,521
  - for loan agreements                                                        -              -       141,547
  - for extension of exercise period
    on outstanding warrants                                                    -              -       608,058

Net loss for the year ended September 30, 2001 (restated)             (3,437,354)             -    (3,437,354)

Other comprehensive income                                                     -            413           413
                                                                   --------------  -------------  ------------

Balance, September 30, 2001 (restated)                                (7,146,935)             -    (1,796,543)

Common stock and option issuances as follows:
  - for a note payable at $1.00 per share                                      -              -        25,000
  - for consulting fees payable at $0.55 per share                             -              -         6,895
  - for mineral properties at $0.70 per share                                  -              -       770,000
  - for services at an average of $0.49 per share                              -              -        54,750
  - for financing expense at an average of $0.44 per share                     -              -        36,193

Options issued to officers, directors and employees for services               -              -        29,528

Warrants issued as follows:
  - for loan agreements                                                        -              -        71,103

Expiration of stock options and warrants                                       -              -             -

Interest expense forgiven by shareholders                                      -              -        42,950

Net loss for the nine months ended June 30, 2002                      (1,382,373)             -    (1,382,373)
                                                                   --------------  -------------  ------------
Balance, June 30, 2002 (unaudited)                                   ($8,529,308)  $          0   ($2,142,497)
                                                                   ==============  =============  ============

             See accompanying notes and accountant's review report.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                              Period from
                                                                                                            October 1, 1996
                                                                                                             (Inception of
                                                                                                              Exploration
                                                                                     Nine Months Ended           Stage)
                                                                                ----------------------------       to
                                                                                  June 30,       June 30,       June 30,
                                                                                    2002           2001           2002
                                                                                 (unaudited)    (unaudited)    (unaudited)
                                                                                -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $ (1,382,373)  $ (3,091,222)  $ (7,970,804)
  Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation                                                                     5,883         13,461         34,809
      Loss on investment sales                                                             -         78,033         58,928
      Loss on disposition and impairment of assets                                         -              -        188,226
      Gain on sale of mineral property claims for securities                            (500)             -           (500)
      Gain on trade-in of property and equipment                                      (5,641)             -         (5,641)
      Interest expense forgiven by shareholders                                       13,807              -         13,807
      Common stock issued for services
        and expenses                                                                  90,943         19,788        633,549
      Common stock issued for payables                                                31,895              -         31,895
      Common stock and options issued as compensation                                 29,528        429,884        721,119
      Stock options and warrants issued for financing activities                      71,103        698,039        838,008
      Common stock and warrants issued to acquire mineral
        property options                                                             770,000              -      1,114,873
      Warrants issued for consulting fees                                                  -        170,521        170,521
      Common stock issued for incentive fees                                               -              -         21,544
      Investment traded for services                                                       -              -         22,539
  Changes in assets and liabilities:
    Inventory                                                                              -              -          3,805
    Prepaid expenses                                                                       -          1,725              -
    Accounts payable                                                                 (94,870)       778,842      1,028,635
    Accrued expenses                                                                  19,636         26,112         54,090
    Interest payable                                                                  32,509              -         32,509
                                                                                -------------  -------------  -------------
  Net cash used by operating activities                                             (418,080)      (874,817)    (3,008,088)
                                                                                -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                                        -              -         33,926
    Proceeds from sale of mineral property                                                 -              -         20,000
    Purchase of furniture and equipment                                                    -              -        (37,195)
    Proceeds from investments sold                                                         -         41,420        101,430
                                                                                -------------  -------------  -------------
  Net cash provided by investing activities                                                -         41,420        118,161
                                                                                -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable and short term borrowings                               (3,875)        (2,130)        (9,332)
    Sale of warrants for common stock                                                      -              -         10,000
    Proceeds from short-term borrowings                                              472,858        535,000      1,403,358
    Sale of common stock, subscriptions
      and exercise of options                                                              -        202,000      1,558,151
                                                                                -------------  -------------  -------------
  Net cash provided by financing activities                                          468,983        734,870      2,962,177
                                                                                -------------  -------------  -------------

NET INCREASE (DECREASE) IN CASH                                                       50,903        (98,527)        72,250

CASH, BEGINNING OF PERIOD                                                             24,954        102,155          3,607
                                                                                -------------  -------------  -------------

CASH, END OF PERIOD                                                             $     75,857   $      3,628   $     75,857
                                                                                =============  =============  =============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                 $        852   $        559   $      3,062
  Income taxes paid                                                             $          -   $          -   $          -

NON-CASH FINANCING ACTIVITIES:
  Common stock and warrants issued to acquire
    mineral properties                                                          $          -   $          -   $    344,873
  Common stock issued to acquire mineral property                               $    770,000   $          -   $    845,000
  Common stock issued for acquisition of
    mining equipment                                                            $          -   $          -   $    180,000
  Common stock issued for services and expenses                                 $     90,943   $     19,788   $    634,699
  Common stock issued for investment                                            $          -   $          -   $     67,000
  Common stock issued for debt                                                  $     31,895   $     11,800   $    207,237
  Common stock issued for incentive fees                                        $          -   $          -   $     21,544
  Common stock and options issued as compensation                               $          -   $    429,884   $    691,591
  Options issued to officers, directors and employees for services              $     29,528   $          -   $    383,528
  Stock options  and warrants issued for financing activities                   $     71,103   $    698,039   $    838,008
  Warrants issued for consulting fees                                           $          -   $    170,521   $    170,521
  Deferred acquisition costs on mining property                                 $          -   $          -   $     46,242
  Purchase of equipment with financing agreement                                $      5,127   $          -   $     19,220
  Investments received for mineral property                                     $        500   $          -   $      5,000
  Investments traded for services                                               $          -   $          -   $     22,539

             See accompanying notes and accountant's review report.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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

0n March 28, 2001, the Company reincorporated in Delaware. Under its amended certificate of incorporation, Trend has authorized the issuance of 100,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of authorized preferred stock with a par value of $0.01, with rights and preferences to be determined by the Company's board of directors. One share of Series A preferred stock has been created and issued to Mr. Thomas S. Kaplan and requires the holder's approval for all stock and equity issuances. See Note 4.

The Company is actively seeking additional capital. Management believes that additional stock can be sold to enable the Company to continue to fund its property acquisition and platinum group metals exploration activities, however, management is unable to provide assurances that it will be successful in obtaining sufficient sources of capital. In fact, despite continual efforts to raise additional equity capital for the last twelve months, only minimal new equity funding has become available raising serious doubts by management that the Company can continue as a going concern.

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

Outstanding options and warrants representing 10,328,356 and 10,239,261 shares as of June 30, 2002 and 2001, respectively, have been excluded from the calculation of diluted loss per share as they would be antidilutive.

Cash  and  Cash  Equivalents
----------------------------
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Compensated  Absences
---------------------
The Company's employees are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service and other factors. The Company estimates that the amount of compensation for future absences is minimal and immaterial for the periods ended June 30, 2002 and 2001. Accordingly, no liability has been recorded in the financial statements. The Company's policy is to recognize the cost of compensated absences when compensation is actually paid to employees.

Comprehensive  Income
---------------------
The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Amounts are reported net of tax and include unrealized gains or losses on available for sale securities.

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

At June 30, 2002, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Employee  and  Non-Employee  Stock  Compensation
------------------------------------------------
The Company values common stock issued to employees and non-employees for services, property and investments at the fair market value of the common stock, which is the closing price of Company stock on the day of issuance. If no trading occurred on that day, then the fair market value used is the lower of the closing prices on the first previous day and the first following day on which the Company's stock was traded.

Exploration  Costs
------------------
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the periods ended June 30, 2002 and 2001 were $788,766 and $247,988, respectively. As of June 30, 2002, the exploration costs expensed during the Company's exploration stage were $2,679,133.

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

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Fair  Value  of  Financial  Instruments
---------------------------------------
The carrying amounts for cash, accounts payable, notes payable and accrued liabilities approximate their fair value.

Going  Concern
--------------
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $1,382,373 for the nine month period ended June 30, 2002 and has an accumulated deficit of $8,529,308. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections.

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

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

Segment  Reporting
------------------
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended September 30, 1999. SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company's mining properties were not engaged in any business activity. The Company had no segments engaged in business activities at June 30, 2002 and, therefore, no segment reporting is required.

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

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Accounting  Pronouncements  (continued)
---------------------------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long -lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

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

At June 30, 2002, the Company had net deferred tax assets of approximately $820,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2002.

At June 30, 2002, the Company has net operating loss carryforwards of approximately $4,100,000, which expire in the years 2001 through 2021. The net operating loss carryforwards do not include expenses that are not deductible for tax purposes, such as compensation expense, in the amount of $2,333,469 attributable to options and warrants issued to employees and consultants. The Company also owes to the Internal Revenue Service employment taxes of approximately $60,000 as of June 30, 2002.

Interim  Financial  Statements
------------------------------
The interim financial statements as of and for the nine months ended June 30, 2002 included herein have been prepared for the Company without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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

The Company and GMC subsequently entered into an amendment to the agreement under which (i) the Company issued 416,961 shares of common stock to GMC upon GMC's exercise of preemptive rights, (ii) the Company agreed to perform an additional $15,000 of geophysical work on the Lake Owen Project prior to December 31, 2000 (subsequently modified), (iii) the Company issued 200,000 additional shares and warrants exercisable until June 2002 to purchase 200,000 shares at $0.70 per share, and (iv) GMC agreed to terminate its antidilution and preemptive rights as provided in the original agreement. The Company has expensed $295,873 for cash paid and common stock issued to acquire this project. The 200,000 warrants have expired. See Note 5.

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

The Company additionally staked and claimed 42 unpatented mining claims known as the Spruce Mountain claims, 159 unpatented mining claims known as the Centennial West claims, 34 unpatented mining claims at the Douglas Creek property and 121 unpatented mining claims known as the Keystone property. These claims are also located in Albany County, Wyoming. As of June 30, 2002, the Company owns a total of 963 unpatented mining claims in Albany County, Wyoming.

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

Under the agreement, the Company was obligated to incur exploration expenditures of not less than $10,000 by September 30, 2001, $15,000 by March 4, 2002 and $15,000 by March 4, 2003. In addition, the Company must make advance royalty payments of $10,000 by March 4, 2001, $25,000 by March 4, 2002 and $35,000 each year thereafter. In March 2001, the Company and the claim holders agreed to replace the March $10,000 advance royalty payment with a $9,000 payment due May 11, 2001. In

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  3  -  MINERAL  PROPERTIES  (CONTINUED)

Montana  Properties  (continued)
--------------------------------
connection with this agreement, the Company issued to the holders 3,000 shares of common stock on March 11, 2001 with an aggregate value of $2,340.

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

The Pyramid Mine claims were sold by the Company on November 12, 2001 to Calumet Mining Company for 50,000 shares of common stock of Calumet Mining Company, a related party. The property was sold because of the Company's focus on platinum and palladium mineralization.

The Company retained a 1.5% net smelter return production royalty interest in the Pyramid Mines. See Notes 6 and 8.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  3  -  MINERAL  PROPERTIES  (CONTINUED)

California  Properties
----------------------
In mid-2000, the Company located 79 unpatented mining claims, known as the Pole Corral property, in Tehema County, California.

Canadian  Property
------------------
In August 2000, the Company entered into an agreement whereby Spectra Management Corporation would explore and stake five claims representing about 67,000 acres for the Company in northern Saskatchewan. This property is now known as the Peter Lake Claims. The Company has not completed work requirements of $212,000 U.S. by June 1, 2002, as put forth in the agreement. The Company has a short "grace" period to rectify this lack of payment, but it is highly unlikely that the Company will continue to hold the property due to funding constraints.

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

NOTE 4 - CAPITAL STOCK

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

During the period ended June 30, 2002, the Company issued 25,000 shares of common stock valued at $25,000 for a note payable, 12,536 shares of common stock valued at $6,895 for accounts payable,

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 4 - CAPITAL STOCK (CONTINUED)

Common  Stock  (continued)
--------------------------
1,100,000 shares of common stock valued at $770,000 for mineral property, 112,500 shares of common stock valued at $54,750 for services and 82,429 shares of common stock valued at $36,193 for financing expense.

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

-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------
                                            NUMBER    PRICE   COMMON   ADDITIONAL              NUMBER    NUMBER   VALUE OF
                                              OF       PER     STOCK     PAID-IN      TOTAL      OF        OF     OPTIONS/
                               ISSUE DATE   SHARES    SHARE   AMOUNT     CAPITAL     AMOUNT    OPTIONS  WARRANTS  WARRANTS
-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------

BALANCE, OCTOBER 1, 1996                   1,754,242          $17,542  $   663,218  $ 680,760
-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------

-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------
Common stock, options and
warrants activity as follows:
CS for Cash                    03/25/1997    200,000  $ 0.50    2,000       98,000    100,000
-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------
CS for Payment of liabilities
and expenses                   09/30/1997     45,511    0.50      455       22,301     22,756
-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------

-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------
BALANCE SEPTEMBER 30, 1997                 1,999,753           19,998      783,518    803,516                             -
-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------

-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------
Common stock, options and
warrants activity as follows:
CS for Mineral property        07/23/1998    150,000  $ 0.50    1,500       73,500     75,000
-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------
CS for Cash                    07/23/1998      7,500    0.20       75        1,425      1,500
-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------
CS for Lease termination       07/23/1998     12,000    0.50      120        5,880      6,000
-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------
CS for Debt                    07/23/1998     80,000    0.50      800       39,200     40,000
-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------
OPT for Financing              09/24/1998                                                      180,000            $   2,659
-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------
CS for Compensation            09/30/1998      9,000    0.50       90        4,410  $4,500.00
-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------

-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------
BALANCE SEPTEMBER 30, 1998                 2,258,253          $22,583  $   907,933  $ 930,516  180,000         -  $   2,659
-----------------------------  ----------  ---------  ------  -------  -----------  ---------  -------  --------  ---------

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  4  -  CAPITAL  STOCK  (CONTINUED)

-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
                                            NUMBER    PRICE   COMMON   ADDITIONAL               NUMBER    NUMBER   VALUE OF
                                 ISSUE        OF       PER     STOCK     PAID-IN      TOTAL       OF        OF     OPTIONS/
                                  DATE      SHARES    SHARE   AMOUNT     CAPITAL      AMOUNT    OPTIONS  WARRANTS  WARRANTS
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------

BALANCE SEPTEMBER 30, 1998                 2,258,253          $22,583  $   907,933  $  930,516  180,000         -  $   2,659
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------

-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
Common stock, options and
warrants activity as follows:
CS for Debt, investment and
expenses                       10/12/1998      9,210  $ 0.30       92        2,671       2,763
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Equipment               10/30/1998    600,000    0.30    6,000      174,000     180,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Cash                    11/28/1998      5,000    0.20       50          950       1,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Officers' compensation  12/31/1998     30,858    0.44      309       13,191      13,500
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Directors'
compensation                   01/25/1999     16,500    0.25      165        3,960       4,125
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Officers' compensation  01/31/1999      8,572    0.35       86        2,914       3,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Officers' compensation  03/31/1999     24,000    0.25      240        5,760       6,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     03/31/1999      6,000    0.25       60        1,440       1,500
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     04/30/1999     32,000    0.28      320        8,640       8,960
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Officers' compensation  04/30/1999     12,000    0.28      120        3,240       3,360
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     05/31/1999     73,333    0.25      733       17,600      18,333
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     06/30/1999     34,353    0.25      344        8,244       8,588
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Officers' compensation  06/30/1999     50,000    0.16      500        7,500       8,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     06/30/1999     95,833    0.16      958       14,375      15,333
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     07/06/1999      5,000    0.25       50        1,200       1,250
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
OPT for Financing activities   07/22/1999                                                        50,000                    -
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Mineral property
option                         07/27/1999    715,996    0.13    7,160       82,471      89,631
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Cash                    07/29/1999     33,333    0.15      333        4,667       5,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     07/30/1999    146,603    0.12    1,466       16,126      17,592
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     07/31/1999    133,697    0.12    1,337       14,707      16,044
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Officers' compensation  07/31/1999     41,667    0.12      417        4,583       5,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Cash                    08/04/1999     16,667    0.15      167        2,333       2,500
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Rent                    08/09/1999      1,000    0.25       10          240         250
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
OPT for Financing activities   08/13/1999                                                       100,000                    -
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Cash                    08/15/1999     50,000    0.05      500        2,000       2,500
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     08/17/1999      5,000    0.25       50        1,200       1,250
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Cash                    08/17/1999    100,000    0.05    1,000        4,000       5,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Cash                    08/26/1999    100,000    0.10    1,000        9,000      10,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     08/31/1999    159,750    0.25    1,598       38,341      39,938
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Prepaid expenses        09/10/1999     50,000    0.33      500       16,000      16,500
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Cash                    09/10/1999     50,000    0.10      500        4,500       5,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Cash                    09/13/1999    200,000    0.05    2,000        8,000      10,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     09/30/1999     80,053    0.26      801       20,013      20,814
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Officers' compensation  09/30/1999    133,333    0.26    1,333       33,334      34,667
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------
CS for Consulting services     09/30/1999     67,500    0.26      675       16,875      17,550
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------


BALANCE SEPTEMBER 30, 1999                 5,345,511          $53,455  $ 1,452,009  $1,505,464  300,000         -  $   2,659
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -------  --------  ---------

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  4  -  CAPITAL  STOCK  (CONTINUED)

-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
                                            NUMBER    PRICE   COMMON   ADDITIONAL                 NUMBER      NUMBER     VALUE OF
                                 ISSUE        OF       PER     STOCK     PAID-IN      TOTAL         OF          OF       OPTIONS/
                                  DATE      SHARES    SHARE   AMOUNT     CAPITAL      AMOUNT      OPTIONS    WARRANTS    WARRANTS
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------

BALANCE SEPTEMBER 30, 1999                 5,345,511          $53,455  $ 1,452,009  $1,505,464     330,000           -  $   2,659
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------

-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
Common stock, options and
warrants activity as follows:
CS for Consulting services     10/04/1999     50,000  $ 0.26      500       12,500      13,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash                    10/22/1999     25,000    0.20      250        4,750       5,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     10/31/1999    273,675    0.31    2,737       82,103      84,840
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Officers' compensation  11/30/1999     52,694    0.31      527       15,807      16,334
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     11/30/1999      4,327    0.31       43        1,298       1,341
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS, OPT & WAR for Cash         12/31/1999  1,000,000   0.012   10,000        2,414      12,414   8,108,000   6,250,000     87,586
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     12/31/1999      1,200    0.35       12          408         420
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     01/04/2000     15,000    0.28      150        4,050       4,200
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Investments             01/15/2000    200,000    0.33    2,000       64,000      66,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Incentive fees          01/17/2000     65,285    0.33      653       20,891      21,544
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
OPT Expiration                 01/22/2000                                                          (50,000)                     -
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash                    01/25/2000     14,286    0.35      143        4,857       5,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       02/22/2000  1,000,000   0.142   10,000      131,900     141,900  (1,000,000)                (1,900)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS & OPT for Employees'
compensation                   02/25/2000     16,667    0.66      167       10,833      11,000      33,333                  3,070
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     02/29/2000     10,000    0.72      100        7,100       7,200
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Mineral property        03/24/2000     50,000    1.03      500       51,000      51,500
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       03/27/2000  2,500,000   0.142   25,000      329,750     354,750  (2,500,000)                (4,750)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     03/31/2000     75,000    0.81      750       60,000      60,750
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Officers' compensation  03/31/2000      3,000    0.81       30        2,400       2,430
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Mineral property        04/04/2000     50,000    0.75      500       37,000      37,500
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS & OPT for Directors'
compensation                   04/11/2000    150,000    0.70    1,500      103,500     105,000      67,000                 12,750
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Deferred mineral
property acquisition costs     05/08/2000    129,938   0.125    1,299       14,943      16,242
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     05/15/2000      9,975    0.63      100        6,184       6,284
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash                    06/26/2000    416,961   0.056    4,170       19,361      23,531
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS & WAR for Modification
of stockholder agreement       06/26/2000    200,000    0.60    2,000      118,000     120,000                 200,000     30,000
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
OPT & WAR for
Modification of stockholder
agreement                      06/27/2000                                                        1,729,762   1,729,761     14,641
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       06/29/2000  1,597,588   0.064   15,976       86,740     102,716  (1,597,588)                (2,716)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Officers' compensation  06/30/2000      9,000    0.81       90        7,185       7,275
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Consulting services     06/30/2000      1,000    0.70       10          690         700
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
OPT Agreement Modification     07/07/2000                                                         (127,500)                     -
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       07/14/2000     10,000    0.30      100        2,900       3,000     (10,000)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       07/21/2000  1,800,000   0.122   18,000      201,060     219,060  (1,800,000)               (12,060)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       07/26/2000    650,000   0.122    6,500       72,605      79,105    (650,000)                (4,355)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Officers' compensation  07/31/2000      3,000    1.24       30        3,690       3,720
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       08/01/2000     50,000    0.15      500        7,000       7,500     (50,000)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       08/01/2000     50,000    0.30      500       14,500      15,000     (50,000)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       08/14/2000     90,000   0.122      900       10,053      10,953     (90,000)                  (603)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       08/24/2000  1,000,000   0.122   10,000      111,700     121,700  (1,000,000)                (6,700)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Directors'
compensation                   08/25/2000      1,500    1.00       15        1,485       1,500
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Cash from options       08/31/2000     15,000    0.30      150        4,350       4,500     (15,000)
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------
CS for Officers' compensation  08/31/2000      1,000    1.13       10        1,120       1,130
-----------------------------  ----------  ---------  ------  -------  -----------  ----------  -----------  ---------  ----------

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  4  -  CAPITAL  STOCK  (CONTINUED)

-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
                                                         NUMBER     PRICE    COMMON   ADDITIONAL                 NUMBER
                                             ISSUE         OF        PER     STOCK      PAID-IN      TOTAL         OF
                                              DATE       SHARES     SHARE    AMOUNT     CAPITAL      AMOUNT      OPTIONS
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------

CS for Cash from options                   09/22/2000   1,200,174   $0.122  $ 12,002  $   134,720  $  146,722  (1,200,174)
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for Consulting services                 09/22/2000      90,000     1.45       900       72,000      72,900
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for Officers' compensation              09/30/2000       6,000     1.35        60        8,040       8,100
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
Cash for Warrants                          09/30/2000
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS/ WAR Adjustment                         09/30/2000          (5)
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------

-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
BALANCE SEPTEMBER 30, 2000                             18,232,776            182,328    3,296,897   3,479,225     127,833
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------

-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
Common stock, options and
warrants activity as follows:
CS for Cash from options                   10/10/2000      33,333   $ 0.39       333       12,737      13,070     (33,333)
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for Consulting services                 10/15/2000      10,000     1.15       100       11,400      11,500
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for Officers' compensation              10/31/2000       3,000     1.30        30        3,870       3,900
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
WAR for Consulting services                11/01/2000
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for Employees'
compensation                               12/06/2000       2,200     0.90        22        1,958       1,980
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for Cash                                12/20/2000     100,000     1.00     1,000       99,000     100,000
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
WAR for Consulting services                12/31/2000
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for Consulting services                 01/02/2001      10,000     1.35       100       13,400      13,500
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for Cash                                01/11/2001      47,000     1.00       470       46,530      47,000
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for Consulting services                 01/11/2001       3,407     1.00        34        3,373       3,407
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for Consulting services                 01/23/2001         604     1.10         6          658         664
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for Cash                                01/24/2001      25,000     1.00       250       24,750      25,000
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
WAR for Loan agreements                    02/01/2001
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for Cash                                02/06/2001      20,000     1.00       200       19,800      20,000
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for Consulting services                 02/06/2001         483     1.00         5          478         483
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for Directors'
compensation                               02/23/2001      75,000     0.85       750       63,000      63,750
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
OPT for Director, officer and
employee compensation                      02/23/2001                                                           1,200,000
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
WAR for Loan agreements                    03/12/2001
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
WAR Extension of exercise
period                                     03/12/2001
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for Modification of
contract                                   03/22/2001       3,000     0.78        30        2,310       2,340
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------

-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for Interest payments                     04/03/01       5,000     0.83        50        4,100       4,150
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for Consulting Services                   04/13/01         967     0.98        10          938         948
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for Mineral Property
Expense                                      05/11/01       1,000     0.85        10          840         850
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
WAR for loan agreement                       07/01/01
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for services                              07/31/01      40,000     0.73       400       28,800      29,200
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for interest payments                     08/08/01       5,000     0.77        50        3,800       3,850
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
WAR attached to note                         08/16/01
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for services                              08/28/01       3,700     0.30        37        1,063       1,100
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for loans payable                         08/31/01      92,000     1.00       920       91,080      92,000
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for loans payable                         09/28/01      42,500     1.00       425       42,075      42,500
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
Options expired                                                                                                  (319,700)
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
BALANCE SEPTEMBER 30, 2001                             18,755,970            187,559    3,772,857   3,960,416     974,800
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for note payable                          10/08/01      25,000     1.00       250       24,750      25,000
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for payable                               10/24/01      12,536     0.55       126        6,769       6,895
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
WAR for loan agreements                      11/01/01
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
WAR cancelled                                11/15/01                                       2,750
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for financing expense                      1/25/02      64,429     0.45       644       28,349      28,993
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
Interest expense forgiven by shareholders     1/30/02                                      42,950
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
WAR issued                                    1/30/02
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------
CS for financing expense                       2/8/02      18,000     0.40       180        7,020       7,200
-----------------------------------------  ----------  -----------  ------  --------  -----------  ----------  -----------


                                             NUMBER     VALUE OF
                                               OF       OPTIONS/
                                            WARRANTS    WARRANTS
-----------------------------------------  ----------  -----------

CS for Cash from options                               $   (8,702)
-----------------------------------------  ----------  -----------
CS for Consulting services
-----------------------------------------  ----------  -----------
CS for Officers' compensation
-----------------------------------------  ----------  -----------
Cash for Warrants                                          10,000
-----------------------------------------  ----------  -----------
CS/ WAR Adjustment
-----------------------------------------  ----------  -----------

-----------------------------------------  ----------  -----------
BALANCE SEPTEMBER 30, 2000                 8,179,761   $  118,920
-----------------------------------------  ----------  -----------

-----------------------------------------  ----------  -----------
Common stock, options and
warrants activity as follows:
CS for Cash from options                                   (3,070)
-----------------------------------------  ----------  -----------
CS for Consulting services
-----------------------------------------  ----------  -----------
CS for Officers' compensation
-----------------------------------------  ----------  -----------
WAR for Consulting services                  250,000      123,775
-----------------------------------------  ----------  -----------
CS for Employees'
compensation
-----------------------------------------  ----------  -----------
CS for Cash
-----------------------------------------  ----------  -----------
WAR for Consulting services                  180,000       46,746
-----------------------------------------  ----------  -----------
CS for Consulting services
-----------------------------------------  ----------  -----------
CS for Cash
-----------------------------------------  ----------  -----------
CS for Consulting services
-----------------------------------------  ----------  -----------
CS for Consulting services
-----------------------------------------  ----------  -----------
CS for Cash
-----------------------------------------  ----------  -----------
WAR for Loan agreements                      285,000       76,551
-----------------------------------------  ----------  -----------
CS for Cash
-----------------------------------------  ----------  -----------
CS for Consulting services
-----------------------------------------  ----------  -----------
CS for Directors'
compensation
-----------------------------------------  ----------  -----------
OPT for Director, officer and
employee compensation                                     354,000
-----------------------------------------  ----------  -----------
WAR for Loan agreements                       50,000       13,430
-----------------------------------------  ----------  -----------
WAR Extension of exercise
period                                                    608,058
-----------------------------------------  ----------  -----------
CS for Modification of
contract
-----------------------------------------  ----------  -----------

-----------------------------------------  ----------  -----------
CS for Interest payments
-----------------------------------------  ----------  -----------
CS for Consulting Services
-----------------------------------------  ----------  -----------
CS for Mineral Property
Expense
-----------------------------------------  ----------  -----------
WAR for loan agreement                       185,000       45,079
-----------------------------------------  ----------  -----------
CS for services
-----------------------------------------  ----------  -----------
CS for interest payments
-----------------------------------------  ----------  -----------
WAR attached to note                          90,000        6,487
-----------------------------------------  ----------  -----------
CS for services
-----------------------------------------  ----------  -----------
CS for loans payable
-----------------------------------------  ----------  -----------
CS for loans payable
-----------------------------------------  ----------  -----------
Options expired
-----------------------------------------  ----------  -----------
BALANCE SEPTEMBER 30, 2001                 9,219,761    1,389,976
-----------------------------------------  ----------  -----------
CS for note payable
-----------------------------------------  ----------  -----------
CS for payable
-----------------------------------------  ----------  -----------
WAR for loan agreements                      129,445        9,876
-----------------------------------------  ----------  -----------
WAR cancelled                               (275,000)      (2,750)
-----------------------------------------  ----------  -----------
CS for financing expense
-----------------------------------------  ----------  -----------
Interest expense forgiven by shareholders
-----------------------------------------  ----------  -----------
WAR issued                                   180,000       21,660
-----------------------------------------  ----------  -----------
CS for financing expense
-----------------------------------------  ----------  -----------

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  4  -  CAPITAL  STOCK  (CONTINUED)

-----------------------------  -------  ----------  -----  --------  -----------  ----------  ----------  ----------  -----------
                                          NUMBER    PRICE   COMMON   ADDITIONAL                 NUMBER      NUMBER     VALUE OF
                                ISSUE       OF       PER    STOCK      PAID-IN      TOTAL         OF          OF       OPTIONS/
                                DATE      SHARES    SHARE   AMOUNT     CAPITAL      AMOUNT     OPTIONS     WARRANTS    WARRANTS
-----------------------------  -------  ----------  -----  --------  -----------  ----------  ----------  ----------  -----------

CS for services                 2/8/02      60,000   0.40       600       23,400      24,000
-----------------------------  -------  ----------  -----  --------  -----------  ----------  ----------  ----------  -----------
CS for services                2/22/02      20,000   0.40       200        7,800       8,000
-----------------------------  -------  ----------  -----  --------  -----------  ----------  ----------  ----------  -----------
OPT for Director, officer and
employee compensation          3/12/02                                                          307,800                   29,528
-----------------------------  -------  ----------  -----  --------  -----------  ----------  ----------  ----------  -----------
Options expired                3/12/02                                    59,063               (196,863)                 (59,063)
-----------------------------  -------  ----------  -----  --------  -----------  ----------  ----------  ----------  -----------
CS for mineral properties      3/20/02   1,100,000   0.70    11,000      759,000     770,000
-----------------------------  -------  ----------  -----  --------  -----------  ----------  ----------  ----------  -----------
CS for services                5/12/02      32,500   0.70       325       22,425      22,750
-----------------------------  -------  ----------  -----  --------  -----------  ----------  ----------  ----------  -----------
WAR for loan agreements        6/30/02                                                                      188,413       39,567
-----------------------------  -------  ----------  -----  --------  -----------  ----------  ----------  ----------  -----------
WAR expired                    6/30/02                                    30,001                           (200,000)     (30,001)
-----------------------------  -------  ----------  -----  --------  -----------  ----------  ----------  ----------  -----------
BALANCE JUNE 30, 2002                   20,088,435         $200,884  $ 4,787,134  $4,988,018  1,085,737   9,242,619   $1,398,793
-----------------------------  -------  ----------  -----  --------  -----------  ----------  ----------  ----------  -----------

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

In the Black-Scholes Option Price Calculations below, the Company used the following assumptions to estimate fair value: the risk-free interest rate was 5.5%, volatility was 46.4% in 2001 and 50% in 2002, and the expected life of the options and warrants varied from one week to 5.5 years. The Company also assumed that no dividends would be paid on common stock.

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

During 2002, LCM Holdings, LLC loaned the Company $113,413. These loans have the warrants and conversion feature attached to them, as put forth in The January 30, 2002 Financing Agreement.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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

On November 17, 2000, the Company entered into a consulting agreement with R. H. Barsom Company, Inc., under which the consultant would perform certain services for the Company until June 30, 2001, for an advance fee of $100,000 and 180,000 shares of common stock. In early January 2001, the Company and the consultant agreed to terminate the agreement. In connection with the termination, the consultant surrendered the 180,000 shares of common stock and received warrants to purchase 180,000 shares of the Company's common stock at $1.50 per share, exercisable until January 12, 2003. The fair value of these warrants estimated on the grant date using the Black-Scholes Option Price Calculation was $46,746, which was included in consulting expenses for the year ended September 30, 2001.

Tigris  Financial  Group  Ltd./Electrum  LLC
--------------------------------------------
On December 29, 1999, the Company entered into a stock purchase agreement with Tigris Financial Group Ltd. under which Tigris purchased 1,000,000 shares of the Company's common stock for $100,000, was granted an option until March 28, 2000 to acquire up to an additional 3,500,000 shares of common stock for an exercise price of $0.14 per share, (or $490,000 in the aggregate), and was granted an option to purchase, for $10,000, warrants to purchase an additional 6,250,000 shares of the Company's common stock at an exercise price of $0.40 per share. The Company used the Black-Scholes Option

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  5  -  COMMON  STOCK  OPTIONS  AND  WARRANTS  (CONTINUED)

Tigris  Financial  Group  Ltd./Electrum  LLC  (continued)
---------------------------------------------------------
Price Calculation effective as of the transaction date and estimated the fair values to be $37,524 for the option and $50,062 for the warrants. On March 8, 2000, Tigris assigned its rights under the stock purchase agreement to Electrum LLC, ("Electrum") an affiliate.

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

Electrum has exercised all of its options to purchase the Company's common stock and its option to purchase the warrants. In connection with its acquisition of those shares, Electrum has assigned 5,530,174 shares and 1,000,000 warrants to third parties.

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

Pursuant to an agreement ("The January 30, 2002 Financing Agreement") to readjust certain terms of loans and warrants dated January 30, 2002, the Company borrowed an additional $150,000 from Electrum and Electrum waived accrued interest owed by the Company as of January 29, 2002 totaling $37,384. In consideration of the additional loan and waiver, the Company issued to Electrum additional warrants to purchase 150,000 shares of common stock for $1.00 per share through January 30, 2007. Electrum may, in its sole discretion, elect to be repaid the $150,000 loan by converting the amount outstanding in units of the Company's securities, at the rate of one unit per $0.50 of loans converted. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at a price of $0.50 per share, exercisable though January 30, 2007. In addition, the Company and Electrum agreed to amend the prior loan agreements to reduce the conversion rate of the existing units, previously at a rate of one unit

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  5  -  COMMON  STOCK  OPTIONS  AND  WARRANTS  (CONTINUED)

Tigris  Financial  Group  Ltd./Electrum  LLC  (continued)
---------------------------------------------------------
per $1.25 of loans converted to a rate of one unit per $0.50 of loans converted and to reduce the exercise price of the warrants included in the units from $1.50 to $1.00 per share. In addition, the exercise price of warrants included in the units to purchase a total of 520,000 shares of common stock, owned by Electrum, was reduced from a price of $1.50 per share to $1.00 per share and the exercise term of each such warrant was extended for a period of one year.

Another loan was made to the Company by Electrum during 2002 of $75,000. This loan possessed the warrants and conversion feature as put forth in The January 30, 2002 Financing Agreement.

As of June 30, 2002, Tigris and Electrum own approximately 30% of the Company's outstanding common stock and, assuming that Electrum exercises its warrants and that the Company has issued no other shares, would own approximately 50% of the Company's then outstanding common stock.

Tigris and Electrum have the right to proportional representation on the Company's board of directors and registration rights for all of the Company's common stock acquired through the agreement held by them.

Warrants for 250,000 shares of common stock with a strike price of $1.50 and warrants for 25,000 shares of common stock with a strike price of $0.40 were cancelled in a letter dated November 15, 2001. Prior to cancellation, these had been assigned by Electrum LLC to Eurofinance, who in turn assigned them to a third party who was the holder at the time of cancellation.

Following  is  a  summary  of  the  status  of the options during the year ended
September  30,  2001  and  the  period  ended  June  30,  2002:

                                                              Weighted Average
                                           Number of Shares    Exercise Price
                                           -----------------  -----------------
Outstanding at October 1, 2000                      127,833   $            0.51
Granted                                           1,200,000                0.80
Exercised                                           (33,333)               0.30
Expired                                            (319,700)               0.79
                                           -----------------  -----------------
Outstanding at September 30, 2001                   974,800   $            0.86
                                           =================  =================
Options exercisable at September 30, 2001           974,800   $            0.86
                                           =================  =================


Outstanding at October 1, 2001                      974,800   $            0.86
Granted                                             307,800                0.80
Exercised                                                 -                   -
Expired                                            (196,863)  $            0.86
                                           -----------------  -----------------
Outstanding at June 30, 2002                      1,085,737   $            0.85
                                           =================  =================
Options exercisable at June 30, 2002              1,085,737   $            0.85
                                           =================  =================
Options exercisable:
    -On or before July 19, 2002                      12,500   $            1.00
    -On or before April 15, 2003                     67,000   $            0.50
    -On or before February 23, 2004                 806,237   $            0.80
    -On or before March 3, 2006                     200,000   $            0.80

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  6  -  RELATED  PARTY  TRANSACTIONS

The Pyramid Mine claims were sold by the Company on November 12, 2001 to Calumet Mining Company for 50,000 shares of common stock of Calumet Mining Company, a related party. The CFO of the Trend Mining Company is also the president of Calumet Mining Company. See Notes 3 and 8.

Shareholder  Notes  Payable
---------------------------

Electrum                    Date          Amount
                         ----------  ----------------
                            11/6/00           $35,000
                            12/4/00           100,000
                           12/18/00            50,000
                            1/26/01            50,000
                            3/15/01            50,000
                            4/10/01            50,000
                             5/4/01            50,000
                             6/4/01            50,000
                             7/3/01            85,000
                            1/31/02           150,000
                                     ----------------
                                              670,000
                                     ----------------
LCM Holdings, LLC          10/26/01            50,000
                          11/1/2001            10,000
                         11/15/2001            30,000
                         11/28/2001            29,445
                           5/7/2002            60,000
                          5/22/2002            35,000
                          6/14/2002            18,413
                          6/28/2002            75,000
                                     ----------------
                                              307,858
                                     ----------------
Berger                      8/28/01            90,000
                            10/2/01            10,000
                                     ----------------
                                              100,000
                                     ----------------
Buchanan                   1/8/2002            30,000
                                     ----------------
Crosby                    8/14/2001            20,000
                                     ----------------
Hoffman                    9/7/2001            14,000
                                     ----------------
Total shareholder notes              $      1,141,858
                                     ================


The Electrum, LCM Holdings, LLC, Berger and Buchanan notes bear interest at 8% per annum and are due upon the Company's completion of a private equity placement and concurrently and proportionally with any amounts repaid to Electrum LLC or any others having provided loan facilities of this type to the Company. The Crosby and Hoffman notes are non-interest bearing and payable upon demand.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  6  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

Employment  Agreement
---------------------
In July 2000, the Company entered into an employment agreement with John Ryan, then the chief financial officer, secretary and treasurer of the Company, under which Mr. Ryan received 3,000 shares per month of Trend common stock as compensation for his services. Mr. Ryan resigned in December 2000, and this agreement was terminated. In July 2001, Mr. Ryan was again designated as the Company's chief financial officer, secretary and treasurer. A revised employment agreement was reached under which Mr. Ryan is receiving 7,500 shares per month. As of June 30, 2002, 22,500 shares were owed Mr. Ryan.

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

The following is a summary of property, equipment, and accumulated depreciation.


                                                 June 30,    June 30,
                                                   2002        2001
                                                ----------  ----------
       Furniture, Equipment, and Vehicles       $  57,851   $  51,288
                                                ----------  ----------
       Less: Accumulated Depreciation             (26,281)    (24,572)
                                                $  31,570   $  26,716
                                                ==========  ==========

NOTE 8 - INVESTMENTS

The Company's securities investments are classified as available-for-sale securities which are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company has no securities that are classified as trading securities.

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

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 9 -  LONG-TERM DEBT
                                                                      June 30,
                                                                 ------------------
                                                                  2002      2001
                                                                 --------  --------
     Note payable to Wells Fargo
         Interest at 14.99%, secured by vehicle, payable in
         monthly installments of $179 through February 28, 2003  $ 1,761   $ 3,954

     Note payable to Wells Fargo
         Interest at 14.99%, secured by vehicle, payable in
         monthly installments of $231                                  -     8,683

     Note payable to Sterling Savings
         Interest at 8.37%, secured by vehicle, payable in
         monthly installments of $257 through June 30, 2008       14,450         -
                                                                 --------  --------
     Total notes payable                                          16,211    12,637

     Less: Current maturities included in current liabilities     (3,709)   (3,166)
                                                                 --------  --------

                                                                 $12,502   $ 9,471
                                                                 ========  ========

Following  are  the  maturities  of  long-term  debt:

                          2004              $      2,118
                          2005                     2,302
                          2006                     2,502
                          2007                     2,719
                          2008                     2,861
                                            ------------
                                            $     12,502
                                             ============

NOTE 10 -  COMMITMENTS AND CONTINGENCIES

Canadian  Property
------------------
In August 2000, the Company entered into an agreement whereby Spectra Management Corporation would explore and stake five claims representing about 67,000 acres for the Company in northern Saskatchewan. This property is now known as the Peter Lake Claims. The Company has not completed work requirements of $212,000 U.S. by June 1, 2002, as put forth in the agreement. The Company has a short "grace" period to meet the work requirement or alternatively, make a payment to the provincial government, but in all likelihood, the property will not continue to be held by the Company.

Lease  Agreements
-----------------
During the period ended December 31, 2000, the Company entered into a lease for its executive offices in Coeur d'Alene, Idaho. The lease has a three-year term with monthly rent of $2,656 in addition to a $2,656 security deposit. The Company has the option to extend the lease for an additional two years at a monthly rent of $2,921. In January 2002, the Company decreased their occupancy space resulting in a new monthly payment of $1,422. The Company's rent expense reflects a reduction for payments for improvements that were considered to be in lieu of lease expense. Total rent expense, relating to this lease, for the period ended June 30, 2002 was $12,234.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease  Agreements  (continued)
------------------------------
Future minimum lease payments under this operating lease are as follows at June 30, 2002:

                  Year Ending:

                  September 30, 2002          $       4,266
                  September 30, 2003          $      14,408

In July 2000, the Company entered into a lease agreement for additional office facilities in Reno, Nevada. As of September 30, 2001, the Company no longer occupied these facilities in Nevada and stopped payment under the lease. On May 23, 2002, a Nevada court entered a judgment by default on the Company in the total amount of $18,574 that bears interest at 18% per annum until paid in full.

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

Mr. Sharratt has an agreement with the Company that compensates him with 5,000 shares per month, as of February 1, 2002 in return for executive services performed. As of June 30, 2002, 15,000 shares were owed Mr. Sharratt.

Mr.  Ryan  also  has  an  agreement  with  the  Company, as discussed in Note 6.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                                  JUNE 30, 2002


NOTE  13  -  SUBSEQUENT  EVENTS

     On August 1, 2002, pursuant to the direction of the Board of Directors, management made further cuts and scale-backs due to the severe financial constraints of the Company. Most of these measures shall become effective on September 1, 2002. These include cutting the cash compensation of the President and the Chief Geologist by 50%, laying off one full-time employee, cutting all part-time and contract employees and consultants, vacating the Company's offices located at Front Avenue, Coeur d'Alene, Idaho, reevaluating the property portfolio of the Company, considering filing a Bankruptcy petition with the U.S. Federal Court System, negotiating down all accounts payable, settling threatened, pending, or final lawsuits or judgments, and minimizing all expenses and travel.


ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

     Our losses for the nine-month period ended June 30, 2002, were $1,382,373. These losses increased our accumulated deficit as of June 30, 2002 to $8,529,308. Our third quarter loss is due primarily to general operating expenses of $114,990.

     Our operating cash deficit totaled $418,080 during the quarter. We have inadequate cash to fund our planned acquisition and exploration activities and other operations during the next 12 months. Such funding uncertainty raises substantial doubts about our ability to continue as a going concern without raising significant additional capital.

     Since February 2001, we have borrowed funds principally from the major shareholder of the Company to fund the minimum activities of the Company. As of June 30, 2002, we have borrowed approximately $670,000 from Electrum LLC, our largest stockholder pursuant to certain financial arrangements. Subsequent to the end of the reporting period but prior to the date of this report, LCM Holdings, LDC, a major stockholder of the Company loaned an additional $60,000 to the Company.

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

     IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, WE MAY  HAVE  TO  SUSPEND  OR
     ---------------------------------------------------------------------------
CEASE  OPERATIONS.
------------------

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                                  JUNE 30, 2002


     During July and August 2001, we implemented plans to close the Reno, Nevada office and reduce staff. Since then we have continued to review the Company's mineral properties and the expenses associated with holding such properties as well as their exploration and development. We have implemented plans towards further cost-cutting and a focus on the mineral properties which we view as having the greatest potential to host economic mineralization. See also Note 13, "Subsequent Events" above for further information about cost-cutting.

     If we are able to raise additional capital on acceptable terms, our primary business objective for 2002 will be to focus on the evaluation of the mineral properties we now control. We have satisfied the work commitments on Lake Owen, but it is highly unlikely that we will be able to satisfy the work or payment commitments at Peter Lake, Saskatchewan due to our current funding constraints. Therefore, we will likely lose control of this property which represents a very sizable portion of our total acreage.

     During the remainder of 2002 we plan to spend from $90,000 to $100,000 on land payments. We plan to spend no other monies on exploration work until the Spring of 2003 due to funding constraints. If we raise additional funds, and depending on the timing of raising additional funds, we may spend from money on a selected basis on our existing properties for reconnaissance and other exploration work, which may include geological mapping, geo-chemical sampling, and/or geophysical surveys. During the six months ended June 30, 2002, our exploration expenditures totaled $782,953.

     As of June 30, 2002, we had a net operating loss for federal income tax purposes of approximately $7,000,000. A significant portion of this net operating loss may expire without its being utilized, as we may be unable to begin profitable operations, which would involve moving from being an exploration stage company to a development stage company and finally an operating entity, before its expiration. The net operating loss may be further limited under Internal Revenue Service rules concerning limitations from ownership changes. Our management believes there is no current basis for the recognition of the value of the deferred tax assets derived from the net operating loss. At such time that our management believes that profitable operations are imminent, the value of any net operating loss then available will be used to determine the net deferred tax asset, if any, to be recognized.

FORWARD-LOOKING  STATEMENTS
---------------------------

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

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                                  JUNE 30, 2002


PART II

ITEM 1.   LEGAL PROCEEDINGS.

          Several vendors of the Company have threatened to take legal action to recover sums owed to them. Additionally, one vendor, Nevada Southwest Investments LLC, dba Reno Business Park, has filed and obtained a judgment against the Company in the Second Judicial District, Washoe County, Nevada to collect the amount of $17,608.29 due under a rental lease agreement for office space the Company chose to vacate. The Company did not contest this action since it has no basis to do so. This court judgment, unless paid, may ultimately result in liens against the Company bank account, other Company assets, or the mineral properties held by the Company. Such liens may have the impact of reducing the capability of the Company to remain as a going concern.

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

     A creditor retained an attorney to collect an amount of about $50,000. The Company has worked out a settlement arrangement with the creditor at this time, but may be unable to comply with such terms due to the funding constraints of the Company.

ITEM 2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

RECENT  SALES  OF  UNREGISTERED  SECURITIES
-------------------------------------------

     We had 20,088,435 shares of common stock issued and outstanding as of March 31, 2002. The issuances discussed under this section are exempted from registration under Rule 506 of the Securities Act ("Rule 504") or Section 4(2) of the Securities Act ("Section 4(2)"), as provided. All purchasers of the following securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sales of securities referred to in this section.

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

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                                  JUNE 30, 2002


     Common Stock
     -------------

     During the nine month period ended June 30, 2002, the Company issued 25,000 shares of common stock valued at $25,000 for a note payable, 12,536 shares of common stock valued at $6,895 for accounts payable, 1,100,000 shares valued at $770,000 in lieu of and in satisfaction of mineral property work commitments, 112,500 shares valued at $54,750 for services rendered, and 82,429 shares valued at $36,193 for financing expenses.

     Options
     -------

     None  issued  during  the  reporting  period.

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

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                                  JUNE 30, 2002


     On May 7, 2002, LCM Holdings, LDC, a stockholder, loaned the Company $60,000. Additionally between 5/22/02 and 6/28/02, LCM Holdings, a stockholder, loaned the Company an additional total of $128, 413. All of these loans bear interest at 8% per annum and are due upon the Company's completion of a private equity placement and concurrently and proportionally with any amounts repaid to Electrum LLC or any others having provided loan facilities of this type to the Company. One warrant is attached to each dollar of debt, with a strike price of $1.00, exercisable through May 7, 2007, May 22, 2007, June 14, 2007, and June 28, 2007. The lender may also elect to be repaid partially or completely in regards to the total principal and interest outstanding under the loan in "units" of Trend securities, at the rate of one unit per each $.50 owed. Each unit would consist of one share of common stock and a warrant to purchase one share of common stock at $1.00 per share, exercisable through May 7, 2007 and the other above listed dates respectively.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

          None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          None.

ITEM  5.  OTHER  INFORMATION.

          None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          (a)     Exhibits

          None.

          -------------

          (b)     Reports  on  Form  8-K.

               None

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                                  JUNE 30, 2002


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND  MINING  COMPANY

Dated:  August 12, 2002
By:     /s/ Kurt J. Hoffman
        -------------------------
        Kurt J. Hoffman
        President and Chief Executive Officer
        (Principal Executive Officer)


Dated:  August 12, 2002
By:     /s/ John P. Ryan
        -------------------------
        John P. Ryan
        Chief Financial Officer

         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
          PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the accompanying 10-QSB of Trend Mining Company for the period beginning April 01, 2002 and ending June 30, 2002, Kurt J. Hoffman, Chief Executive Officer, and John P. Ryan, Chief Financial Officer of Trend Mining Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

     (1) such Form 10-QSB of Trend Mining Company, for the period beginning April 01, 2002 and ending June 30, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in such Form 10-QSB of Trend Mining Company for the period beginning April 01, 2002 and ending June 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of Trend Mining Company



                                               /s/Kurt J. Hoffman
                                               -------------------------
                                               Kurt J. Hoffman
                                               Chief Executive Officer


                                               /s/John P. Ryan
                                               -------------------------
                                               John P. Ryan
                                               Chief Financial Officer