Form 10KSB
period 2002-09-30
TREND MINING CO
filed 2003-01-13
CIK 1115954

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              _____________________


                                   FORM 10KSB


                    Under Section 12(b) or Section 12(g) of
                      The Securities Exchange Act of 1934
                  For the fiscal year ended September 30, 2002

                              TREND MINING COMPANY
                 (Name of Small Business Issuer in its Charter)

                 Delaware                                  81-0304651
     (State  or  Other  Jurisdiction  of               (I.R.S.  Employer
      Incorporation  or  Organization)                Identification  No.)


                              5968 Government Way
                          Dalton Gardens, Idaho  83815
                    (Address of principal executive office)

                    Issuer's telephone number:  (208) 773-2250


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

Yes  [ x ]  No  [   ]

The number of shares outstanding at September 30, 2002: 22,588,435 shares

PART  I

                        ITEM 1. DESCRIPTION OF BUSINESS

     Trend Mining Company, first was incorporated in Montana in 1968, and reincorporated in Delaware in 2001. The Company is an exploration company and has been engaged since 1998 in the acquisition and exploration of platinum group metals properties, primarily in the U.S. From 1968 through 1984, our activities consisted primarily of acquiring, exploring and leasing to third parties properties with silver potential. From 1984 to late 1996, our company was dormant. We are an exploration stage company, and our activities have been limited to exploring and acquiring rights to explore properties which we believe are prospective for platinum group metals. We have identified and commenced prospecting efforts in several areas in favorable geologic terrain in Wyoming, Montana, Nevada, and Saskatchewan, Canada. There can be no assurance that any of our properties contain a commercially viable ore body or reserves. None of our properties are in production, and consequently we have no operating income or cash flow.

     In connection with our re-incorporation in Delaware we amended our charter to increase the number of authorized shares of common stock from 30,000,000 to 100,000,000 shares, to authorize the issuance of 20,000,000 shares of preferred stock by action of the Board of Directors without stockholder approval, and to eliminate cumulative voting for directors.

     As used in this registration statement, "Trend Mining," "Trend," "our company," "we" and "our" refer to Trend Mining Company. Prior to February 1999, our corporate name was Silver Trend Mining Company.

     Six metals comprise the platinum group metals: platinum, palladium, rhodium, iridium, ruthenium and osmium. Platinum group metals are rare precious metals with unique physical properties that are used in diverse industrial applications and in the jewelry industry. The largest and fastest growing use for platinum group metals is in the automotive industry for the production of catalysts that reduce automobile emissions. Palladium is also used in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices, as well as dental applications and jewelry. Platinum's largest use is for jewelry. Industrial uses for platinum include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasoline and fuel cells.


EXPLORATION  PROPERTIES

     We currently own or control nine platinum group metals mineral exploration properties. These properties are tabulated and further described below.

PROPERTY                  LOCATION        ACRES           DESCRIPTION
------------------  --------------------  ------  ----------------------------
Lake Owen           Wyoming               12,020    Layered PGE-Gold Intrusive
------------------  --------------------  ------  ----------------------------
Albany              Wyoming                  120              Marginal Contact
------------------  --------------------  ------  ----------------------------
Spruce Mountain     Wyoming                  840  PGE-Ni-Cu Dike, Hydrothermal
------------------  --------------------  ------  ----------------------------
Douglas Creek       Wyoming                  680  PGE-Ni-Cu Dike, Hydrothermal
------------------  --------------------  ------  ----------------------------
Keystone            Wyoming                2,420  PGE-Ni-Cu Dike, Hydrothermal
------------------  --------------------  ------  ----------------------------
McCormick Creek     Montana                  720                PGE-Ni-Cu Dike
------------------  --------------------  ------  ----------------------------
Green Mountain      Montana                  920                PGE-Ni-Cu Dike
------------------  --------------------  ------  ----------------------------
Hardrock Johnson    Nevada                   260                PGE-Ni-Cu Dike
------------------  --------------------  ------  ----------------------------
Peter Lake          Saskatchewan, Canada  78,568   Layered PGE-Ni-Cu Intrusive
------------------  --------------------  ------  ----------------------------
Total                                     96,548
------------------                        ------


LAKE  OWEN,  WYOMING

     Location and Access. The Lake Owen platinum group metals property is located in Albany County, Wyoming, in the Medicine Bow-Routt National Forest. The Lake Owen property is approximately 40 miles southwest of Laramie, Wyoming and can be reached by paved highways and gravel roads.

     Land Status. In July 1999, we entered into a three-year option agreement with General Minerals Corporation, owner of a block of unpatented mining claims comprising a portion of the Lake Owen property, that gives us the option to earn a 100% interest in 104 unpatented claims. General Minerals acquired some of these unpatented mining claims from Chevron Minerals in the early 1990s, and subsequently located additional claims. Terms of that agreement (as subsequently amended) included the following:

     - To keep the option in effect, we were required to pay General Minerals a total of $40,000 during 1999 and 2000.

     - To keep the option in effect, we were obligated to incur exploration expenditures of not less than $750,000 by July 27, 2002, with no less than $150,000 in exploration expenditures being completed by July 27, 2000. The expenditures required by July 27, 2000 were completed.

     - On the effective date of the option agreement, we issued to General Minerals 715,996 shares of our common stock, and in May 2000, we issued an additional 129,938 shares to General Minerals, giving it approximately 25% of our outstanding common stock at that time. We subsequently issued an additional 200,000 shares of our common stock and warrants exercisable until June 2002 to purchase an additional 200,000 shares of common stock to General Minerals pursuant to an amendment to the option agreement, and have issued 416,961 shares to General Minerals upon exercise of their preemptive rights under the original option agreement. The warrant expired unexercised.

     - On February 11, 2002 General Minerals sold its remaining interest in the Lake Owen Option Agreement to a group of private investors. However, General Minerals did retain its royalty interest in the property, which is dependant upon and linked to the royalty originally reserved by Chevron Minerals. Subsequently, on March 15, 2002, the Company exercised its option to acquire 100% of the Lake Owen property by issuing to the private investors referred to above 1,100,000 shares of the restricted common stock of the Company. These shares were issued in lieu of making any further work commitments on the property. Thus, this transaction eliminated the requirement of the Company to make any further mandatory cash work commitments in order to retain the property. Lake Owen is now 100% owned by the Company subject to the superior title of the United States.

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

GREEN  MOUNTAIN  LEASES,  MONTANA

Location and Access. The Green Mountain Leases platinum group metals properties are located in Sanders County, Montana. The properties are located approximately 50 miles northwest of Missoula. The properties can be reached by public highways and access roads, as well as unimproved dirt roads.

Land Status. - Trend Mining Company controls a 100% interest in four mineral leases covering a total of 920 acres that are located on a PGE-bearing mafic dike or sill in Missoula County, Montana.

Exploration History - Although the area has been explored for copper and other base metals by various parties in the past, no systematic exploration for platinum group elements has been undertaken on these properties. No evidence of previous PGE exploration was observed within the claim block, nor has any exploration-related information been found during literature research.

Geology and Mineralization - The mafic dikes and/or sills that occur on the Montana State Leases are located along the strike of the Green Mountain dike, both east and west of the past producing Green Mountain PGE-Cu-Au mine, which is situated on the Flathead Indian Reservation. The mafic rocks in this region intrude Proterozoic age Burke Formation sediments and appear to be geologically similar to, or an extension of the Green Mountain dike, which has produced significant amounts of PGE's in the past. Surface geochemical samples collected by Trend along the mafic dike returned encouraging PGE values.

The Green Mountain Leases are situated in one of the most prospective PGE-bearing districts in North America. The properties have potential to host high-grade, economic hydrothermal PGE mineralization within this mafic dike similar to the past producing Green Mountain mine.


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

     Land Status. The Peter Lake property consists of six mining claim units covering approximately 32,000 hectares, or 78,500 acres, or about 122 square miles. We own 100% of the mining claim units. The Company is required to complete twelve dollars(Canadian)per hectare of exploration work on the properties by December, 2004 to keep the property in good standing.

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


OTHER  PROPERTY  DISCLOSURES


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

     - In November, 2001 we sold the Pyramid property, an exploration property consisting of five unpatented mining claims in Churchill County, Nevada, to Calumet Mining Company, a related party. Calumet Mining Company is a related party by virtue of the fact that Mr. Ryan, our Chief Financial Officer and a Director of the Company, is also an Officer and Director of Calumet. Further, Thomas Mancuso, our Chief Operating Officer, is a consultant to and major shareholder of Calumet Mining Company. The Pyramid property was sold to Calumet for 50,000 shares of the common stock of Calumet. The Company retained a net smelter return royalty in the property should the Pyramid be placed in production in the future. This transaction is not an "arms-length" transaction by virtue of the related character of the parties. Therefore, the consideration paid for the Pyramid may be considered as being totally arbitrary and not the product of substantial negotiation. In August, 2002 Calumet Mining Company was acquired by Western Goldfields, Inc. in a share exchange at the rate of 2 shares of Calumet for each one share of Western. As a result, the Company currently holds 25,000 shares of Western Goldfields, Inc.

     - During the year ended September 30, 1998, we purchased, through the issuance of 150,000 shares of common stock, the Rae Wallace Company, which owned four patented mining claims located just north of Anchorage, Alaska. In May 1999, we sold the Rae-Wallace Company to another exploration company for $20,000 and retained a 2.5% net smelter return production royalty on the production of minerals from the property.


OUR  EXPLORATION  PROCESS

     Our exploration program is designed to acquire, explore and evaluate exploration properties in an economically efficient manner. We have not at this time identified or delineated any platinum group metals reserves on any of our properties.

     Our current focus is primarily on the evaluation of our exploration properties, particularly the Lake Owen and Peter Lake properties on which we have chosen to focus. As indicated above, we have formulated specific exploration plans for our Lake Owen property, however, nothing specific has been formulated for Peter Lake at the date of this report. Depending on the amount of funds we have available, we may also conduct work in fiscal year 2003 on other of our portfolio properties.

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

     Subject to obtaining the necessary permits in a timely manner, the first phase can typically be completed on an individual property in several months at a cost of less than $300,000. We have completed research on and examination of each of our properties, and have commenced sampling on our Lake Owen, Albany and McCormick Creek properties.

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

                                    EMPLOYEES

     Currently, we have three employees. Two of the employees are full-time, and one is part-time.

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

HISTORY  OF  LOSSES  -  WE  EXPECT LOSSES TO CONTINUE FOR AT LEAST THE NEXT FIVE
YEARS.

     As an exploration company that has no recent production history, we have incurred losses since the inception of our current exploration activities in 1998. We expect to continue to incur additional losses for at least the next five years due to expenses associated with the research, exploration and development of our mineral properties. As of September 30, 2002, we had an accumulated deficit during our exploration stage of approximately $7,756,602, and a pre-exploration stage deficit of $558,504. There can be no assurance that we will achieve or sustain profitability in the future.

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

POTENTIAL  FUTURE  SALES  PURSUANT TO RULE 144 COULD DEPRESS OUR STOCK PRICE AND
ADVERSELY  AFFECT  OUR  ABILITY  TO  RAISE  ADDITIONAL  EQUITY  FINANCING.

     Of our outstanding shares of common stock as of September 30, 2002, some of these shares are "restricted securities," as that term is defined in Rule 144 under the Securities Act. In general, under Rule 144 a person who has satisfied a one-year holding period may sell limited numbers of shares. Rule 144 also permits the sale of shares without any quantity limitation, by persons who are not our affiliates and who have beneficially owned the shares for a minimum period of two years. The possible sale of these restricted shares may have a depressive effect on the price of our securities and such sales, if substantial, might also adversely affect our ability to raise additional equity capital.


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

                  ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
                              OR  PLAN  OF  OPERATION

     Our loss for the year ended September 30, 2002 was $1,168,171 which increased our total accumulated deficit as of September 30, 2002 to $8,315,106. We have inadequate cash to fund our planned acquisition and exploration activities and other operations during the next 12 months. These factors raise substantial doubts about our ability to continue as a going concern without raising significant additional capital. The Company has continued to fund itself on a month-to-month basis though loans from shareholders, officers, directors and other private parties and also through small private placements of its common stock.

     The Company has substantial operational commitments to fund in order to maintain its land holdings as now configured. This includes work commitments on its Peter Lake property, annual assessment work requirements on its unpatented mining claims, as well as federal and county filing fees due on unpatented claims. The inability of the Company to raise substantial capital in the first quarter of the calendar year 2003 may severely impact its ability to explore and retain the properties described in this report. This is in particular applicable to the Peter Lake property which has required work commitments which can only be completed during the 2003 field season which begins in May and ends in October. However, the Company must have such funds in place in order to plan and execute its work program in a timely manner and to preserve its rights to its properties. Further, the Company must raise substantial funds prior to mid-August, 2003 in order to pay claim fees due and owing on its unpatented mining claims. Failure to make these payments will result in the loss of its unpatented claims which make up all or most of the properties discussed in this document.

     The Company may also be adversely affected by claims of its creditors. The Company at this time is technically insolvent in that its liabilities exceed its assets and secondly, in that it has been unable to make payments to its creditors in a timely fashion as they come due. The Company is indebted to trade creditors, professional service providers, officers, directors and shareholders who have provided loans to the Company, as well as to the Internal Revenue Service for back FICA tax withholdings. Although the Company has been successful to date in persuading its creditors to exercise patience and has also made certain arrangements with the Internal Revenue Service vis-a-vis collection of past due tax payments, there can be no assurance that such "standstill" arrangements will continue to be honored in the future. At anytime it is possible that some or all of such creditors may file lawsuits to collect amounts owing, attempt to place holds on demand and time deposits of the Company, or force insolvency proceedings upon the Company.

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

     Since February 2000, the exercise by Electrum LLC of its options to acquire our common stock, loans to the Company, and other private financing have generated funds to finance our activities. We have also entered into certain loan arrangements, principally with the major shareholders of the Company which we have utilized to fund our activities. As of September 30, 2002, we have borrowed approximately $1,062,358 from several of our largest stockholders. We need to seek additional financing from the public or private debt or equity markets to continue our business activities. There can be no assurance that lenders, principally our major shareholders, will continue to advance funds to us or that our efforts to obtain additional financing will be successful. For the reasons stated above, if we are unable to raise significant additional capital in the first half of 2003, it is unlikely that we will complete any exploration work on our properties. If we fail to raise the necessary capital by August, 2003, it is likely we will lose some or all of our mineral properties.

     If we are able to raise additional capital on acceptable terms, our primary business objective in 2003 will be to focus on exploring the Lake Owen property. We plan to spend from $500,000 to $750,000 during 2003 on property maintenance fees, scientific analyses of existing geologic data, and general exploration activities on the Lake Owen property. In addition, we anticipate spending from $300,000 to $500,000 on a selected basis on our other existing properties for reconnaissance and detailed exploration work, which may include geological mapping, geochemical sampling, and/or geophysical surveys. In particular, we will focus on satisfying the work requirements on our Peter Lake project, and on our Green Mountain property where there are commitments related to the mining leases with the State of Montana. Our exploration expenditures were $85,654 for the quarter ended September 30, 2002 and a total of $874,420 for the fiscal year.

     At September 30, 2002, the Company has net operating loss carry forwards of approximately $3,860,000, which expire in the years 2001 through 2021. The net operating loss carry forwards do not include expenses that are not deductible for tax purposes, such as compensation expense, in the amount of $2,317,718 attributable to options and warrants issued to employees and consultants. The Company also owes to the Internal Revenue Service employment taxes of approximately $60,000 as of September 30, 2002.

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

     Until September, 2002 we maintained our executive offices are located at 401 Front Avenue, Suite 1, Second Floor, Coeur d'Alene, Idaho 83814. In that month we vacated the space as a cost-cutting measure. We had leased this office space under a three- year lease for monthly rent payments of $2,656. We may be obligated for the balance of this lease (about twenty-four months) if the owner of the building is unable to find new tenants.

     We had also maintained office facilities in Reno, Nevada until July, 2001. Although we had vacated this office space and attempted to sublet such space, we were obligated under a lease that required monthly payments of $1,775 until July 2002. The lessor in this case obtained a judgment against the Company in the amount of $18,574.29 which has not been paid and which bears interest at 18% per annum.

     The Company currently maintains his offices in a portion of his home located at 4881 East Shoreline Drive, Post Falls, Idaho. The Company also leases a small industrial building near Coeur d'Alene, Idaho at 5968 Government Way, Dalton Gardens, Idaho where its technical staff maintains offices and company materials are located.


                ITEM 4. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

     The following table sets forth as of September 30, 2002 the common stock ownership of the directors, executives officers and each person known by us to be the beneficial owner of five percent or more of our common stock. The percentage of ownership is based on the actual shares owned divided by the 22,588,435 shares of our common stock being issued and outstanding as of September 30, 2002.

                                                       NUMBER OF SHARES OF
                                                              COMMON STOCK  PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                 BENEFICIALLY OWNED      SHARES
------------------------------------------------------  ------------------  ----------
DIRECTORS AND EXECUTIVE OFFICERS:
J. Michael Sharratt(2)                                             227,500          *

Jeffrey M. Christian(3)                                            127,000          *

Kurt J. Hoffman(4)                                                 555,796        1.1%

Bobby Cooper                                                        15,000          *

Dave Mooney(6)                                                     142,500          *

Ishiung J. Wu(9)                                                    30,000          *

John P. Ryan (5)                                                   303,967          *

All officers and directors as a group (7 persons)[10]              602,476        2.7%

5 PERCENT STOCKHOLDERS:

Thomas S. Kaplan(7)                                             14,189,265       39.6%
c/o William Natbony, Esq.
KMZ Rosenman LLP
575 Madison Avenue
New York, NY 10022-2585

Asher B. Edelman(8)                                              4,693,100       12.7%
c/o Edelman Companies
717 Fifth Avenue
New York, NY  10022

__________________________
1 The address of each such person, unless otherwise noted, is c/o Trend Mining Company, 5968 Government Way, Dalton Gardens, Idaho 83815.
2 These shares include 200,000 shares issuable pursuant to an option exercisable within 60 days.
3 Mr. Christian directly owns 7,000 shares, warrants exercisable within 60 days to acquire 15,000 shares and has voting and dispositive control with respect to 105,000 shares owned by CPM Group of which he is the controlling stockholder. 4 These shares include 309,300 shares issuable pursuant to an option exercisable within 60 days.
5 These shares include shares beneficially owned by others over which he has dispositive control and options to acquire 149,467 shares exercisable within 60 days.
6 These shares include 112,500 shares issuable pursuant to an option exercisable within 60 days.
7 Mr. Kaplan has sole voting and dispositive control with respect to 1,000,000 shares owned by Tigris Financial Group Limited of which he is the sole stockholder. He also has voting and dispositive control with respect to 4,307,588 shares under the terms of a voting trust agreement. The amount reflects shares warrants, and options held by Mr. Kaplan, Tigris Financial Group Limited, Electrum LLC, and LCM Holdings, LDC.
8 Mr. Edelman has sole voting and dispositive control over 1,275,000 shares. The amount of 4,693,100 shares is comprised of shares, warrants and options owned by Asher B. Edelman, Edelman Value Partners, L.P., Edelman Value Fund, Ltd., LT II Partners, L.P., Edelman Family Partnership and Asher B. Edelman and Associates LLC.
9 These shares include 15,000 shares issuable pursuant to an option exercisable within 60 days.
10 Reflects the actual number of shares owned and excluding options and warrants.

*  Amount  shown  is  less  than  1  percent.

                ITEM  5.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS
                               AND  CONTROL  PERSONS

DIRECTORS  AND  EXECUTIVE  OFFICERS

     The following table sets forth information concerning our directors and executive officers.

NAME                                   AGE                     POSITION
-------------------------------------  ---  -----------------------------------------------
J. Michael Sharratt                     72  Chairman and Director
Jeffrey M. Christian                    46  Director
Kurt J. Hoffman                         36  Chief Executive Officer, President and Director
Bobby Cooper                            **  Director
Dave Mooney                             41  Vice President of Exploration
Ishiung J. Wu                           55  Director
John P. Ryan                            40  Vice President, Chief Financial Officer,
                                            Secretary and Treasurer, Director


     Our Board of Directors has established a Compensation Committee consisting of J. Michael Sharratt and John Ryan. The Board has also established an Audit Committee consisting of Jeffrey M. Christian and Ishiung J.Wu.

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

     Bobby Cooper became a Director in July, 2002. Mr. Cooper has over thirty years of mining industry experience, most recently as CEO and President of Kennecott Corporation, a wholly owned subsidiary of Rio Tinto (RTZ). Prior to serving as CEO of Kennecott, Mr. Cooper held various other positions with Kennecott including Chief Operating Officer and Vice President of U. S. Mines. In addition to his roles with Kennecott, Mr. Cooper also held executive positions with Atlantic Richfield, Arch Mineral Company, Shell Oil Company, Inspiration Consolidated Copper, Thunder Basin Coal and Group Mining Executive RTZ.

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

     John  Ryan  serves  as the Company's Chief Financial Officer, Secretary and
Treasurer as well as being on the Board of Directors. Mr. Ryan was an early investor in Trend Mining and has held several posts within the Company over the past several years. Mr. Ryan has a broad frame of reference in the management and financing of development stage natural resource companies. He presently holds positions with Cadence Resources, a publicly traded energy exploration and development company; Western Goldfields, Inc. a publicly traded company focused on precious metal projects in the Western United States, as well as several other venture-stage technology and resource companies. Mr. Ryan is a former U.S. Naval Officer and obtained a B.S. in Mining Engineering from the University of Idaho and a Juris Doctor from Boston College Law School.


                         ITEM  6.  EXECUTIVE  COMPENSATION

     The following table sets forth the compensation paid by Trend Mining for the last two completed fiscal years for the President and Chief Executive Officer. No other officer or director received more than $100,000 in compensation from Trend Mining.

                           SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION
                              -------------------

              NAME AND PRINCIPAL POSITION       YEAR  SALARY
         -------------------------------------  ----  -------

         Kurt J. Hoffman                        2002  $88,000
         President and Chief Executive
         Officer

         Kurt J. Hoffman                        2001  $88,000
         President and Chief Executive Officer

In 2002, Mr. Hoffman received $85,284 of his salary in cash and the remainder was deferred. In 2001, Mr. Hoffman received $88,000 of his salary in cash. No other officers received compensation in cash or stock in the years 2002 or 2001 in excess of that of Mr. Hoffman.

COMPENSATION  OF  DIRECTORS

     For fiscal year 1999, we granted to each of our directors 1,500 shares, valued at $0.25 per share, as compensation. On April 11, 2000, we granted to each departing director options to purchase 1,000 shares of common stock for each completed year of service. These options are exercisable from April 15, 2000 to April 15, 2003. The following table sets forth information regarding these option grants:

                        YEARS OF  OPTIONS  EXERCISE
           NAME         SERVICE   GRANTED    PRICE
----------------------  --------  -------  ---------
     Lovon Fausett            17   17,000  $    0.50
     Don Springer             17   17,000  $    0.50
     Geraldine Schimpf        17   17,000  $    0.50
     Robert Gee                8    8,000  $    0.50
     Bill Jacobson             5    5,000  $    0.50
     Grant Brackebusch         3    3,000  $    0.50

     For fiscal year 2000, we granted to each of our then current directors 15,000 shares of our common stock, 150,000 shares in the aggregate, at $0.70 per share as compensation. In August 2000, we awarded J. Michael Sharratt upon his appointment to the Board 1,500 shares, valued at $1,050 or $0.70 per share, as compensation for board service in 2000. In July, 2002 we awarded Bobby Cooper 15,000 shares as compensation for joining the Board of Directors. For fiscal years 2001 and 2002, the Board has considered various compensation proposals but none were adopted before the end of each fiscal year, and none have been adopted as of the date of this report.


             ITEM  7.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

GENERAL  MINERALS  CORPORATION

     Effective July 27, 1999, we entered into the Lake Owen option agreement with General Minerals Corporation. The primary terms and conditions of that option agreement are described in Item 1 of Part I under the heading "Exploration Properties - Lake Owen, Wyoming." The Lake Owen option agreement was amended in June 2000. Pursuant to that amendment, General Minerals agreed to give up certain anti-dilution protections and the right to participate in future stock offerings. In return, we issued to General Minerals in June 2000 an additional 200,000 shares of our common stock valued at $120,000, and warrants to purchase an additional 200,000 shares of our common stock at any time during a two-year period ending in June 2002 at $0.70 per share. In addition, in connection with the amendment of the Lake Owen option agreement, General Minerals exercised its rights under the original option agreement to purchase 416,961 shares of our common stock for an aggregate purchase price of $23,351.

     On February 11, 2002 General Minerals sold its remaining interest in the Lake Owen Option Agreement to a group of private investors. However, General Minerals did retain its royalty interest in the property, which is dependant upon and linked to the royalty originally reserved by Chevron Minerals. Subsequently, on March 15, 2002, the Company exercised its option to acquire 100% of the Lake Owen property by issuing to the private investors referred to above 1,100,000 shares of the restricted common stock of the Company. This transaction eliminated the requirement of the Company to make any further cash work commitments on the property and vested 100% ownership of the property with the Company. General Minerals is no longer a major shareholder of the Company.


THOMAS S. KAPLAN, TIGRIS FINANCIAL GROUP LTD. & ELECTRUM LLC,

     On December 29, 1999, we entered into a stock purchase agreement with Tigris Financial Group Ltd., under which Tigris purchased 1,000,000 shares of our common stock for $100,000, and was granted rights to acquire additional common stock and warrants. Tigris is solely owned by Thomas S. Kaplan, who beneficially owns approximately 50 percent of our common stock. Tigris has assigned certain of its rights under the stock purchase agreement to Electrum LLC. Mr. Kaplan has, pursuant to a voting trust agreement voting and dispositive control of all of our securities owned by Electrum LLC. Because our securities are a significant asset of Electrum, and which are controlled by Mr. Kaplan, Electrum is an affiliate of Tigris. A similar statement may be made Relative to LCM Holdings, LDC.

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

     On March 12, 2001 we entered into an agreement with Electrum under which we had the right to borrow up to an additional $50,000 to fund our operation costs, with the same interest and repayment terms as the December loan agreement. Under this agreement, in March 2001, we granted to Electrum warrants to purchase 50,000 shares of our common stock at $1.50 per share, exercisable through September 30, 2006. We also agreed to extend through September 30, 2006 the expiration dates of the warrants to acquire 7,979,761 shares issued under the stock purchase agreement and the warrants to acquire 285,000 shares issued under the December loan agreement.

     Pursuant to a 2002 agreement ("The January 30, 2002 Financing Agreement") to readjust certain terms of loans and warrants, the Company borrowed an additional $150,000 from Electrum and Electrum waived accrued interest owed by the Company as of January 29, 2002 totaling $37,384. In consideration of the additional loan and waiver, the Company issued to Electrum additional warrants to purchase 150,000 shares of common stock for $1.00 per share through January 30, 2007. Electrum may, in its sole discretion, elect to be repaid the $150,000 loan by converting the amount outstanding into units of the Company's securities, at the rate of one unit per $0.50 of loans converted. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at a price of $0.50 per share, exercisable though January 30, 2007. In addition, the Company and Electrum agreed to amend the prior loan agreements to reduce the conversion rate of the existing units, previously at a rate of one unit per $1.25 of loans converted to a rate of one unit per $0.50 of loans converted and to reduce the exercise price of the warrants included in the units from $1.50 to $1.00 per share. In addition, the exercise price of warrants included in the units to purchase a total of 520,000 shares of common stock, owned by Electrum, was reduced from a price of $1.50 per share to $1.00 per share and the exercise term of each such warrant was extended for a period of one year.

     Following our reincorporation in Delaware, we issued to Mr. Kaplan in a private placement one share of Series A preferred stock. The terms of the Series A preferred stock provided that each issuance by us of common stock, preferred stock, options, warrants or other equity securities would require the written consent of Mr. Kaplan or the then current holder of the Series A preferred stock. By mutual agreement of Mr. Kaplan and the Board of Directors, the share was cancelled effective October 1, 2002.

LCM  HOLDINGS  LDC

     LCM Holdings, LDC loaned the Company $119,445 in a note dated October 22, 2001. One warrant is attached to each dollar of debtwith a strike price of $1.50, exercisable Through January 9, 2004. The fair value of these warrants, estimated on the grant date Using the Black-Scholes Option Price Calculation, was $9,036. On January 30, 2002, LCM Holdings, LDC forgave interest due in the amount of $2,129 for the adjustment to the conversion feature, such as Electrum was granted, described above. During 2002, LCM Holdings, LDC loaned the Company $113,413. These loans have the warrants and conversion features attached to them similar to those granted Electrum as described above.

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

HOWARD  SCHRAUB

     Mr. Schraub has been a shareholder of the Company for several years. Subsequent to the end of the fiscal year, on October 29, 2002, the Company signed a business consultant agreement with Mr. Schraub to assist the Company in raising capital and in introducing the Company to various investment funds, private investors, hedge funds, or other financial sources. This agreement calls for his compensation to perform these duties to be 50,000 shares of restricted stock per month, and an additional $10,000 per month in value of restricted stock calculated at the close on or nearest to the 15th day of each month. This agree- ment was made retroactive to August 1, 2002, however, all shares issued were issued on or about October 29, 2002. An adjustment has been added to our financial statements to reflect the retroactive payment as consulting expenses incurred in August and September, 2002.

                       ITEM  8.  DESCRIPTION  OF  SECURITIES

COMMON  STOCK

     The Company has authorized capital of 100 million shares of Common Stock, $.01 par value, of which 22,588,435 shares were issued and outstanding at September 30, 2002. All outstanding shares have equal voting rights and are validly issued, fully paid and non-assessable. Shareholders have the right to cumulate their votes in the election of directors. Upon liquidation, dissolution, or winding up, our assets, after the payment of liabilities, would be distributed pro rata to the holders of our Common Stock. None of our share-holders have preemptive rights to subscribe for any of our securities and have no right to require us to redeem or purchase their shares.

PREFERRED  STOCK

     The Company also has 20,000,000 shares of authorized preferred stock with a par value of $0.01 per share, with rights and preferences to be determined by the Company's Board of Directors.

     One share of Series A preferred stock had been created and issued to Thomas
S. Kaplan and required the holder's approval of all stock and equity issuances until such time as none of Mr. Kaplan, Electrum LLC or Asher B. Edelman beneficially owns more than twenty percent of the Company's outstanding stock. By mutual agreement of Mr. Kaplan and the Board of Directors, this single share was cancelled and is no longer outstanding as of October 1, 2002.

OPTIONS

     As of September 30, 2002 the Company had outstanding options to purchase a total of 1,073,237 shares of Common Stock exercisable at an average price of $.85.

WARRANTS

     The Issuer has outstanding Warrants to purchase a total of 9,167,619 shares of Common Stock as follows: 7,954,761 shares at an exercise price of $0.40 per share until September 30, 2007; 1,212,858 shares at an exercise price of $1.00 per share with varying expiration dates ending September 30, 2007. All warrants are subject to certain adjustments with respect to stock splits, recapitalizations, stock dividends, combinations, consolidations and similar changes in the capitalization of the Issuer.

CONVERTIBLE  DEBT

     As of September 30, 2002, the Company owes $1,062,358 to shareholders, officers and directors for loans. Of these loans, $1,032,858 are convertible, at the discretion of the makers, at a rate of one unit for every $0.50 of debt. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at a price of $0.50 per share, exercisable though January 30, 2007. If the $1,032,858 in loans were completely converted to common stock, the company would issue 2,065,716 shares of common stock and 2,065,716 warrants. If the makers chose to exercise some or all of the warrants associated with these loans, the Company would receive a maximum of $1,032,858 in cash from such an exercise.

REGISTRATION  RIGHTS

     Stockholders holding 8,607,588 shares of our Common Stock and warrants to acquire an additional 7,954,761 shares have unlimited demand registration rights. Further, a stockholder holding 250,000 warrants has the right to have the common stock underlying those warrants registered in the next registration statement of the Company. Subsequent to the end of the reporting period the Company sold 8,000,000 shares of its common stock to private investors in an Offering which closed January 8, 2003. Pursuant to this financing, the Company agreed to file a registration statement covering the future sale of these securities within fourteen days of closing the offering. The filing of this registration statement will "trigger" the registration rights of the stockholders mentioned above.

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

TRANSFER  AGENT

     The transfer agent for our common stock is Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.


                                    PART II

                   ITEM 1.  MARKET PRICE FOR COMMON EQUITY AND
                            OTHER SHAREHOLDER MATTERS

     Our shares are traded on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. (NASD) under the trading symbol "TRDM." Summary trading by quarter for fiscal 2002, 2001 and 2000 fiscal years are as follows:

    FISCAL QUARTER       HIGH BID [1]   LOW BID [1]
    -------------------  -------------  ------------
    2002
        Fourth Quarter   $        0.55  $       0.11
        Third Quarter    $        0.76  $       0.50
        Second Quarter   $        0.76  $       0.34
        First Quarter    $        0.72  $       0.30
    2001
        Fourth Quarter   $        0.75  $       0.51
        Third Quarter    $        0.98  $       0.60
        Second Quarter   $        1.15  $       0.63
        First Quarter    $        1.38  $       0.75

    2000
        Fourth Quarter   $        1.60  $       0.60
        Third Quarter    $        1.06  $       0.50
        Second Quarter   $        1.06  $       0.28
        First Quarter    $        0.44  $       0.26


     [1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


     As of December 31, 2002, we had 946 holders of record of our common  stock.

     We have not paid any dividends since our inception and do not anticipate paying any dividends on our common stock in the foreseeable future. There are no restrictions which preclude the payment of dividends.


                            ITEM 2.  LEGAL PROCEEDINGS

     We are not a party to any pending litigation and to our knowledge, no action, suit or proceeding has been threatened against any of our officers or directors other than the following.

     The Company has an outstanding judgment against it in the amount of $18,574.90 obtained by Nevada Southwest Investments, LLC relating to the Company's premature vacating of its office lease in Reno, Nevada. The judgment bears interest at the rate of 18%. The Company is actively negotiating a payoff or payment schedule of this judgment. The Company was also threatened with litigation by a former Officer and Director which was settled effective on November 5, 2002 for a cash amount of $3000 and an agreement to end the lock-up on the sale of securities of the Company which the former Officer owns.


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

     Williams & Webster, P.S., our current accountants, were appointed in February 2000. There have been no disagreements on accounting and financial disclosures through the date of this report.

                ITEM 4. RECENT SALES OF UNREGISTERED SECURITIES

RECENT  ISSUANCES  OF  COMMON  STOCK

     During the year ended September 30, 2002, the Company issued 25,000 shares of common stock valued at $25,000 for a note payable, 12,536 shares of common stock valued at $6,895 for accounts payable, 1,100,000 shares of common stock valued at $770,000 for mineral property, 112,500 shares of common stock valued at $54,750 for services, 82,429 shares of common stock valued at $36,193 for financing expense and 2,500,000 shares of common stock for $250,000 cash.

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


                                        TREND  MINING  COMPANY



Dated: January 9, 2003                    By:  /s/ Kurt J. Hoffman
                                          --------------------------------------
                                           Kurt J. Hoffman
                                           President and Chief Executive Officer




Dated: January 9, 2003                    By:  /s/ John P. Ryan
                                          --------------------------------------
                                           John P. Ryan
                                           Chief Financial Officer



          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the accompanying 10-KSB of Trend Mining Company for the period beginning October 01, 2001 and ending September 30, 2002, Kurt J. Hoffman, Chief Executive Officer, and John P. Ryan, Chief Financial Officer of Trend Mining Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

     (1) such Form 10-KSB of Trend Mining Company, for the period beginning October 01, 2001 and ending September 30, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in such Form 10-KSB of Trend Mining Company for the period beginning October 01, 2001 and ending September 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of Trend Mining Company



                                               /s/Kurt  J.  Hoffman
                                               -------------------------
                                               Kurt  J.  Hoffman
                                               Chief  Executive  Officer


                                               /s/John  P.  Ryan
                                               -------------------------
                                               John  P.  Ryan
                                               Chief  Financial  Officer

================================================================================

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002




                            WILLIAMS & WEBSTER, P.S.
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                          601 W. RIVERSIDE, SUITE 1940
                           SPOKANE, WASHINGTON  99201
                                 (509) 838-5111

                              TREND MINING COMPANY



INDEPENDENT  AUDITOR'S  REPORT                                                 1


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

     Statement  of  Stockholders'  Equity  (Deficit)                           4

     Statements  of  Cash  Flows                                               6


NOTES  TO  THE  FINANCIAL  STATEMENTS                                          7

Board  of  Directors
Trend  Mining  Company
Coeur  d'Alene,  Idaho

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Trend Mining Company (an exploration stage company) as of September 30, 2002 and 2001, and the related statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended and for the period from October 1, 1996 (inception of exploration stage) to September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trend Mining Company as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, and for the period from October 1, 1996 (inception of exploration stage) to September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
December  2,  2002

                                            TREND MINING COMPANY
                                       (AN EXPLORATION STAGE COMPANY)
                                               BALANCE SHEETS

                                                                 September 30,            September 30,
                                                                     2002                     2001
                                                            -----------------------  -----------------------
ASSETS

CURRENT ASSETS
  Cash                                                      $                2,281   $               24,954
  Equipment held for resale                                                      -                    4,000
                                                            -----------------------  -----------------------
    TOTAL CURRENT ASSETS                                                     2,281                   28,954
                                                            -----------------------  -----------------------

MINERAL PROPERTIES                                                               -                        -
                                                            -----------------------  -----------------------

PROPERTY AND EQUIPMENT, net of depreciation                                 25,929                   22,362
                                                            -----------------------  -----------------------

OTHER ASSETS
  Investments                                                                  250                        -
                                                            -----------------------  -----------------------

TOTAL ASSETS                                                $               28,460   $               51,316
                                                            =======================  =======================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                          $              492,250   $            1,022,319
  Accounts payable to directors and officers                                     -                    8,122
  Accrued expenses                                                         100,542                  108,639
  Interest payable                                                          52,298                   29,143
  Loans payable to stockholders                                          1,062,358                  669,000
  Current portion of long-term debt                                          2,897                    3,564
                                                            -----------------------  -----------------------
    TOTAL CURRENT LIABILITIES                                            1,710,345                1,840,787
                                                            -----------------------  -----------------------

LONG-TERM DEBT, net of current portion                                      12,161                    7,072
                                                            -----------------------  -----------------------

COMMITMENTS AND CONTINGENCIES                                                    -                        -
                                                            -----------------------  -----------------------

STOCKHOLDERS' DEFICIT
  Preferred stock,  $0.01 par value, 20,000,000
    shares authorized; 1 share issued and outstanding                            -                        -
  Common stock,  $0.01 par value, 100,000,000
    shares authorized; 22,588,435 and
    18,755,970 shares issued and outstanding, respectively                 225,884                  187,559
  Additional paid-in capital                                             5,012,134                3,772,857
  Stock options and warrants                                             1,383,042                1,389,976
  Pre-exploration stage accumulated deficit                               (558,504)                (558,504)
  Accumulated deficit during exploration stage                          (7,756,602)              (6,588,431)
                                                            -----------------------  -----------------------
    TOTAL STOCKHOLDERS' DEFICIT                                         (1,694,046)              (1,796,543)
                                                            -----------------------  -----------------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT                                                     28,460                   51,316
                                                            =======================  =======================

The accompanying notes are an integral part of these financial statements.

                                          TREND MINING COMPANY
                                     (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                         Period from
                                                                                       October 1, 1996
                                                                                        (Inception of
                                                                                     Exploration Stage)
                                                  Year Ended             Year Ended           to
                                                 September 30,          September 30,    September 30,
                                                     2002                   2001             2002
                                          ---------------------------  ---------------  ---------------
REVENUES                                  $                        -   $            -   $            -
                                          ---------------------------  ---------------  ---------------

EXPENSES
  Exploration expense                                        874,420          410,553        2,764,787
  General and administrative                                 370,468          792,024        1,795,891
  Officers and directors compensation                        108,035          738,047        1,242,140
  Legal and professional                                      72,691          631,901        1,089,272
  Depreciation                                                 9,460           17,815           38,386
                                          ---------------------------  ---------------  ---------------
    Total Expenses                                         1,435,074        2,590,340        6,930,476
                                          ---------------------------  ---------------  ---------------

OPERATING LOSS                                            (1,435,074)      (2,590,340)      (6,930,476)
                                          ---------------------------  ---------------  ---------------

OTHER INCOME (EXPENSE)
  Dividend and interest income                                     -               59            6,398
  Gain (loss) on disposition and
  impairment of assets                                         8,372                -         (179,854)
  Loss on investment sales                                         -          (55,081)         (53,772)
  Financing expense                                          (91,544)        (749,605)        (911,513)
  Interest expense                                           (93,085)         (45,068)        (139,804)
  Miscellaneous income                                         1,086            2,681           10,345
  Forgiveness of debt                                        442,074                -          442,074
                                          ---------------------------  ---------------  ---------------
    Total Other Income (Expense)                             266,903         (847,014)        (826,126)
                                          ---------------------------  ---------------  ---------------

LOSS BEFORE INCOME TAXES                                  (1,168,171)      (3,437,354)      (7,756,602)

INCOME TAXES                                                       -                -                -
                                          ---------------------------  ---------------  ---------------
NET LOSS                                                  (1,168,171)      (3,437,354)      (7,756,602)
                                          ---------------------------  ---------------  ---------------

OTHER COMPREHENSIVE INCOME
  Change in market value of investments                            -              413                -
                                          ---------------------------  ---------------  ---------------

NET COMPREHENSIVE LOSS                    $         (1,168,171)        $   (3,436,941)  $   (7,756,602)
                                          ===========================  ===============  ===============

BASIC AND DILUTED NET
LOSS PER SHARE                            $                  (0.06)    $        (0.19)
                                          ===========================  ===============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                               19,506,979       18,485,774
                                          ===========================  ===============

The accompanying notes are an integral part of these financial statements.

                                                TREND MINING COMPANY
                                           (AN EXPLORATION STAGE COMPANY)
                                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                   Common Stock
                                                            --------------------------  Additional       Stock
                                                               Number                     Paid-in     Options and
                                                              of Shares      Amount       Capital       Warrants
                                                            -------------  -----------  ------------  -------------
Balance, October 1, 1996                                       1,754,242   $    17,542  $    663,218  $          -

Common stock issuances as follows:
  - for cash at $0.50 per share                                  200,000         2,000        98,000             -
  - for payment of liabilities and expenses at $0.50
      per share                                                   45,511           455        22,301             -

Net loss for the year ended September 30, 1997                         -             -             -             -
                                                            -------------  -----------  ------------  -------------

Balance, September 30, 1997                                    1,999,753        19,997       783,519             -

Issuance of common stock as follows:
  - for mineral property at $0.50 per share                      150,000         1,500        73,500             -
  - for lease termination at $0.50 per share                      12,000           120         5,880             -
  - for debt at $0.50 per share                                   80,000           800        39,200             -
  - for cash at $0.20 per share                                    7,500            75         1,425             -
  - for compensation at $0.50 per share                            9,000            90         4,410             -

Issuance of stock options for financing activities                     -             -             -         2,659

Net loss for the year ended September 30, 1998                         -             -             -             -

Change in market value of investments                                  -             -             -             -
                                                            -------------  -----------  ------------  -------------

Balance, September 30, 1998                                    2,258,253        22,582       907,934         2,659

Common stock issuances as follows:
  - for cash at an average of $0.07 per share                    555,000         5,550        35,450             -
  - for prepaid expenses at $0.33 per share                       50,000           500        16,000             -
  - for consulting services at an average of
      $0.20 per share                                            839,122         8,391       158,761             -
  - for mineral property at $0.13 per share                      715,996         7,160        82,470             -
  - for officers' compensation at an average of
      $0.24 per share                                            300,430         3,004        70,522             -
  - for debt,  investment and expenses at $0.30 per share          9,210            92         2,671             -
  - for directors' compensation at an average of
      $0.25 per share                                             16,500           165         3,960             -
  - for rent at $0.25 per share                                    1,000            10           240             -
  - for equipment at $0.30 per share                             600,000         6,000       174,000             -

Net loss for the year ended  September 30, 1999                        -             -             -             -

Other comprehensive loss                                               -             -             -             -
                                                            -------------  -----------  ------------  -------------

Balance, September 30, 1999                                    5,345,511        53,454     1,452,007         2,659

Common stock and option issuances as follows:
  - for employee, officer and director
    compensation at an average of
    $0.61 per share                                              231,361         2,314       140,446        15,820
  - for officers' and directors' compensation
    at an average of $1.19 per share                              11,500           115        13,615             -
  - for services at an average of $0.47 per share                530,177         5,302       246,333             -
  - for mineral property at $0.89 per share                    1,000,000         1,000        88,000             -
  - for investments at $0.33 per share                           200,000         2,000        64,000             -
  - for cash at $0.08 per share                                  456,247         4,562        28,969             -
  - for cash, options and warrants                               100,000        10,000         2,414        87,586
  - for incentive fees at $0.33 per share                         65,285           653        20,891             -
  - for deferred mineral property acquisition
    costs at $0.13 per share                                     129,938         1,299        14,943             -
  - for modification of stockholder agreement
    at $0.60 per share                                           200,000         2,000       118,000        30,000
  - for modification of stockholder agreement                          -             -         4,262        10,379
  - from exercise of options at $0.12 per share                9,962,762        99,628     1,103,016       (37,524)

Cash received for the issuance of common stock
  warrants for 7,979,761 shares of stock                               -             -             -        10,000

Miscellaneous common stock adjustments                                (5)            -             -             -

Net loss for the year ended  September 30, 2000                        -             -             -             -

Other comprehensive income (loss)                                      -             -             -             -
                                                            -------------  -----------  ------------  -------------
Balance, September 30, 2000                                   18,232,776   $   182,327  $  3,296,897  $    118,920
                                                            -------------  -----------  ------------  -------------


                                                                                Other
                                                              Accumulated   Comprehensive
                                                                Deficit      Income (Loss)      Total
                                                            ---------------  --------------  ------------
Balance, October 1, 1996                                    $     (558,504)  $           -   $   122,256

Common stock issuances as follows:
  - for cash at $0.50 per share                                          -               -       100,000
  - for payment of liabilities and expenses at $0.50
      per share                                                          -               -        22,756

Net loss for the year ended September 30, 1997                    (128,614)              -      (128,614)
                                                            ---------------  --------------  ------------

Balance, September 30, 1997                                       (687,118)              -       116,398

Issuance of common stock as follows:
  - for mineral property at $0.50 per share                              -               -        75,000
  - for lease termination at $0.50 per share                             -               -         6,000
  - for debt at $0.50 per share                                          -               -        40,000
  - for cash at $0.20 per share                                          -               -         1,500
  - for compensation at $0.50 per share                                  -               -         4,500

Issuance of stock options for financing activities                       -               -         2,659

Net loss for the year ended September 30, 1998                    (119,163)              -      (119,163)

Change in market value of investments                                    -         117,080       117,080
                                                            ---------------  --------------  ------------

Balance, September 30, 1998                                       (806,281)        117,080       243,974

Common stock issuances as follows:
  - for cash at an average of $0.07 per share                            -               -        41,000
  - for prepaid expenses at $0.33 per share                              -               -        16,500
  - for consulting services at an average of
      $0.20 per share                                                    -               -       167,152
  - for mineral property at $0.13 per share                              -               -        89,630
  - for officers' compensation at an average of
      $0.24 per share                                                    -               -        73,526
  - for debt,  investment and expenses at $0.30 per share                -               -         2,763
  - for directors' compensation at an average of
      $0.25 per share                                                    -               -         4,125
  - for rent at $0.25 per share                                          -               -           250
  - for equipment at $0.30 per share                                     -               -       180,000

Net loss for the year ended  September 30, 1999                   (716,759)              -      (716,759)

Other comprehensive loss                                                 -         (79,179)      (79,179)
                                                            ---------------  --------------  ------------

Balance, September 30, 1999                                     (1,523,040)         37,901        22,982

Common stock and option issuances as follows:
  - for employee, officer and director
    compensation at an average of
    $0.61 per share                                                      -               -       158,580
  - for officers' and directors' compensation
    at an average of $1.19 per share                                     -               -        13,730
  - for services at an average of $0.47 per share                        -               -       251,635
  - for mineral property at $0.89 per share                              -               -        89,000
  - for investments at $0.33 per share                                   -               -        66,000
  - for cash at $0.08 per share                                          -               -        33,531
  - for cash, options and warrants                                       -               -       100,000
  - for incentive fees at $0.33 per share                                -               -        21,544
  - for deferred mineral property acquisition
    costs at $0.13 per share                                             -               -        16,242
  - for modification of stockholder agreement
    at $0.60 per share                                                   -               -       150,000
  - for modification of stockholder agreement                            -               -        14,641
  - from exercise of options at $0.12 per share                          -               -     1,165,120

Cash received for the issuance of common stock
  warrants for 7,979,761 shares of stock                                 -               -        10,000

Miscellaneous common stock adjustments                                   -               -             -

Net loss for the year ended  September 30, 2000                 (2,186,541)              -    (2,186,541)

Other comprehensive income (loss)                                        -         (38,314)      (38,314)
                                                            ---------------  --------------  ------------
Balance, September 30, 2000                                 $   (3,709,581)  $        (413)  $  (111,850)
                                                            ---------------  --------------  ------------

The accompanying notes are an integral part of these financial statements.

                                                  TREND MINING COMPANY
                                             (AN EXPLORATION STAGE COMPANY)
                                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                                                                         Common Stock
                                                                  -------------------------  Additional       Stock
                                                                     Number                    Paid-in     Options and
                                                                   of Shares      Amount       Capital       Warrants
                                                                  ------------  -----------  ------------  -------------
Balance, September 30, 2000                                         18,232,776  $   182,327  $  3,296,897  $    118,920

Common stock and option issuances as follows:
  - for cash of $1.00 per share                                        192,000        1,920       190,080             -
  - for cash and consulting services from
      options for $0.39 per share                                       33,333          333        12,737        (3,070)
  - for services at an average of $0.92 per share                       13,700          137        12,463             -
  - for officer and employee compensation at
      $1.13 per share                                                    5,200           52         5,828             -
  - for payment of accrued officer's compensation
      at $1.35 per share                                                10,000          100        13,400             -
  - for consulting services at an average of $0.77 per share            45,461          455        34,247             -
  - for directors' compensation at $0.85 per share                      75,000          750        63,000             -
  - for modification of contract at $0.78 per share                      3,000           30         2,310             -
  - for interest payment on contract
      at an average of $0.80 per share                                  10,000          100         7,900             -
  - for mineral property expenses at $0.85 per share                     1,000           10           840             -
  - for debt at $1.00 per share                                        134,500        1,345       133,155             -

Options issued to officers, directors and employees for services             -            -             -       354,000

Warrants issued as follows:
  - for consulting services                                                  -            -             -       170,521
  - for loan agreements                                                      -            -             -       141,547
  - for extension of exercise period
      on outstanding warrants                                                -            -             -       608,058

Net loss for the year ended September 30, 2001                               -            -             -             -

Other comprehensive income                                                   -            -             -             -
                                                                  ------------  -----------  ------------  -------------

Balance, September 30, 2001                                         18,755,970      187,559     3,772,857     1,389,976

Common stock and option issuances as follows:
  - for cash at $0.10 per share                                      2,500,000       25,000       225,000             -
  - for a note payable at $1.00 per share                               25,000          250        24,750             -
  - for consulting fees payable at $0.55 per share                      12,536          126         6,769             -
  - for mineral properties at $0.70 per share                        1,100,000       11,000       759,000             -
  - for services at an average of $0.49 per share                      112,500        1,125        53,625             -
  - for financing expense at an average of $0.44 per share              82,429          824        35,369             -

Options issued to officers, directors and employees for services             -            -             -        29,528

Warrants issued as follows:
  - for loan agreements                                                      -            -             -        55,352

Expiration of stock options and warrants                                     -            -        91,814       (91,814)

Interest expense forgiven by shareholders                                    -            -        42,950             -

Net loss for the year ended September 30, 2002                               -            -             -             -
                                                                  ------------  -----------  ------------  -------------

Balance, September 30, 2002                                         22,588,435  $   225,884  $  5,012,134  $  1,383,042
                                                                  ============  ===========  ============  =============


                                                                                      Other
                                                                    Accumulated    Comprehensive
                                                                      Deficit      Income (Loss)      Total
                                                                  ---------------  --------------  ------------
Balance, September 30, 2000                                       $   (3,709,581)  $        (413)  $  (111,850)

Common stock and option issuances as follows:
  - for cash of $1.00 per share                                                -               -       192,000
  - for cash and consulting services from
      options for $0.39 per share                                              -               -        10,000
  - for services at an average of $0.92 per share                              -               -        12,600
  - for officer and employee compensation at
      $1.13 per share                                                          -               -         5,880
  - for payment of accrued officer's compensation
      at $1.35 per share                                                       -               -        13,500
  - for consulting services at an average of $0.77 per share                   -               -        34,702
  - for directors' compensation at $0.85 per share                             -               -        63,750
  - for modification of contract at $0.78 per share                            -               -         2,340
  - for interest payment on contract
      at an average of $0.80 per share                                         -               -         8,000
  - for mineral property expenses at $0.85 per share                           -               -           850
  - for debt at $1.00 per share                                                -               -       134,500

Options issued to officers, directors and employees for services               -               -       354,000

Warrants issued as follows:
  - for consulting services                                                    -               -       170,521
  - for loan agreements                                                        -               -       141,547
  - for extension of exercise period
      on outstanding warrants                                                  -               -       608,058

Net loss for the year ended September 30, 2001                        (3,437,354)              -    (3,437,354)

Other comprehensive income                                                     -             413           413
                                                                  ---------------  --------------  ------------

Balance, September 30, 2001                                           (7,146,935)              -    (1,796,543)

Common stock and option issuances as follows:
  - for cash at $0.10 per share                                                -               -       250,000
  - for a note payable at $1.00 per share                                      -               -        25,000
  - for consulting fees payable at $0.55 per share                             -               -         6,895
  - for mineral properties at $0.70 per share                                  -               -       770,000
  - for services at an average of $0.49 per share                              -               -        54,750
  - for financing expense at an average of $0.44 per share                     -               -        36,193

Options issued to officers, directors and employees for services               -               -        29,528

Warrants issued as follows:
  - for loan agreements                                                        -               -        55,352

Expiration of stock options and warrants                                       -               -             -

Interest expense forgiven by shareholders                                      -               -        42,950

Net loss for the year ended September 30, 2002                        (1,168,171)              -    (1,168,171)
                                                                  ---------------  --------------  ------------

Balance, September 30, 2002                                       $   (8,315,106)  $           -   $(1,694,046)
                                                                  ===============  ==============  ============

The accompanying notes are an integral part of these financial statements.

                                                   TREND MINING COMPANY
                                              (AN EXPLORATION STAGE COMPANY)
                                                 STATEMENTS OF CASH FLOWS

                                                                                      Year Ended            Year Ended
                                                                                     September 30,         September 30,
                                                                                         2002                  2001
                                                                               -------------------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $             (1,168,171)  $   (3,437,354)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation                                                                                  9,460           17,815
    Loss on investment sales                                                                          -           55,081
    Loss on disposition and impairment of assets                                                      -                -
    Gain on sale of mineral property claims for securities                                         (500)               -
    Gain on trade-in of property and equipment                                                   (7,872)               -
    Interest expense forgiven by shareholders                                                    23,566                -
    Common stock issued for services
    and expenses                                                                                 90,943           58,392
    Common stock issued for payables                                                             31,895                -
    Common stock and options issued as compensation                                              29,528          437,130
    Stock options and warrants issued for financing activities                                   55,352          749,605
    Common stock and warrants issued to acquire mineral
    property options                                                                            770,000                -
    Warrants issued for consulting fees                                                               -          170,521
    Common stock issued for incentive fees                                                            -                -
    Investment traded for services                                                                    -           22,539
  Changes in assets and liabilities:
    Inventory                                                                                         -                -
    Prepaid expenses                                                                                  -            1,725
    Accounts payable                                                                           (538,190)         696,113
    Accrued expenses                                                                             (8,097)          91,149
    Interest payable                                                                             23,155           27,185
                                                                               -------------------------  ---------------
  Net cash used by operating activities                                                        (692,308)      (1,110,099)
                                                                               -------------------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                                               1,200                -
    Proceeds from sale of mineral property                                                            -                -
    Purchase of furniture and equipment                                                          (4,500)               -
    Proceeds from investments sold                                                                    -           30,143
                                                                               -------------------------  ---------------
  Net cash provided by investing activities                                                       3,300           30,143
                                                                               -------------------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable and short-term borrowings                                          (3,299)          (2,745)
    Sale of warrants for common stock                                                                 -                -
    Proceeds from short-term borrowings                                                         422,857          888,500
    Sale of common stock, subscriptions
    and exercise of options                                                                     250,000          117,000
                                                                               -------------------------  ---------------
  Net cash provided by financing activities                                                     668,435        1,002,755
                                                                               -------------------------  ---------------

NET DECREASE IN CASH                                                                            (22,673)         (77,201)

CASH, BEGINNING OF PERIOD                                                                        24,954          102,155
                                                                               -------------------------  ---------------

CASH, END OF PERIOD                                                                              2,281   $       24,954
                                                                               =========================  ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                $                  1,302   $          559
  Income taxes paid                                                            $                      -   $            -

NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Common stock and warrants issued to acquire
  mineral properties                                                           $                      -   $            -
  Common stock issued to acquire mineral property                              $                770,000   $            -
  Common stock issued for acquisition of
  mining equipment                                                             $                      -   $            -
  Common stock issued for services and expenses                                $                 90,943   $       58,392
  Common stock issued for investment                                           $                      -   $            -
  Common stock issued for debt                                                 $                 31,895   $      134,500
  Common stock issued for incentive fees                                       $                      -   $            -
  Common stock and options issued as compensation                              $                      -   $      437,130
  Options issued to officers, directors and employees for services             $                 29,528   $            -
  Stock options  and warrants issued for financing activities                  $                 55,352   $      749,605
  Warrants issued for consulting fees                                          $                      -   $      170,521
  Deferred acquisition costs on mining property                                $                      -   $            -
  Purchase of equipment with financing agreement                               $                  7,721   $            -
  Investments received for mineral property                                    $                    500   $            -
  Investments traded for services                                              $                      -   $       22,539
  Equipment for loans payable                                                  $                  4,500   $            -


                                                                                           Period from
                                                                                         October 1, 1996
                                                                                          (Inception of
                                                                                        Exploration Stage)
                                                                                                to
                                                                                           September 30,
                                                                                               2002
                                                                               ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $                        (7,756,602)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation                                                                                            38,386
    Loss on investment sales                                                                                58,928
    Loss on disposition and impairment of assets                                                           188,226
    Gain on sale of mineral property claims for securities                                                    (500)
    Gain on trade-in of property and equipment                                                              (7,872)
    Interest expense forgiven by shareholders                                                               23,566
    Common stock issued for services
    and expenses                                                                                           633,549
    Common stock issued for payables                                                                        31,895
    Common stock and options issued as compensation                                                        721,119
    Stock options and warrants issued for financing activities                                             822,257
    Common stock and warrants issued to acquire mineral
    property options                                                                                     1,114,873
    Warrants issued for consulting fees                                                                    170,521
    Common stock issued for incentive fees                                                                  21,544
    Investment traded for services                                                                          22,539
  Changes in assets and liabilities:
    Inventory                                                                                                3,805
    Prepaid expenses                                                                                             -
    Accounts payable                                                                                       585,315
    Accrued expenses                                                                                        26,357
    Interest payable                                                                                        23,155
                                                                               ------------------------------------
  Net cash used by operating activities                                                                 (3,282,316)
                                                                               ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                                                         35,126
    Proceeds from sale of mineral property                                                                  20,000
    Purchase of furniture and equipment                                                                    (41,695)
    Proceeds from investments sold                                                                         101,430
                                                                               ------------------------------------
  Net cash provided by investing activities                                                                114,861
                                                                               ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable and short-term borrowings                                                     (8,756)
    Sale of warrants for common stock                                                                       10,000
    Proceeds from short-term borrowings                                                                  1,353,357
    Sale of common stock, subscriptions
    and exercise of options                                                                              1,808,151
                                                                               ------------------------------------
  Net cash provided by financing activities                                                              3,161,629
                                                                               ------------------------------------

NET DECREASE IN CASH                                                                                        (1,326)

CASH, BEGINNING OF PERIOD                                                                                    3,607
                                                                               ------------------------------------

CASH, END OF PERIOD                                                                                          2,281
                                                                               ====================================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                $                             3,512
  Income taxes paid                                                            $                                 -

NON-CASH FINANCING ACTIVITIES:
  Common stock and warrants issued to acquire
  mineral properties                                                           $                           344,873
  Common stock issued to acquire mineral property                              $                           845,000
  Common stock issued for acquisition of
  mining equipment                                                             $                           180,000
  Common stock issued for services and expenses                                $                           633,549
  Common stock issued for investment                                           $                            67,000
  Common stock issued for debt                                                 $                           207,237
  Common stock issued for incentive fees                                       $                            21,544
  Common stock and options issued as compensation                              $                           691,591
  Options issued to officers, directors and employees for services             $                           383,528
  Stock options  and warrants issued for financing activities                  $                           822,257
  Warrants issued for consulting fees                                          $                           170,521
  Deferred acquisition costs on mining property                                $                            46,242
  Purchase of equipment with financing agreement                               $                            21,814
  Investments received for mineral property                                    $                             5,500
  Investments traded for services                                              $                            22,539
  Equipment for loans payable                                                  $                             4,500

The accompanying notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

Outstanding options and warrants representing 10,240,856 and 10,194,561 shares as of September 30, 2002 and 2001, respectively, have been excluded from the calculation of diluted loss per share as they would be antidilutive.

Cash  and  Cash  Equivalents
----------------------------
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Compensated  Absences
---------------------
The Company's employees are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service and other factors. The Company estimates that the amount of compensation for future absences is minimal and immaterial for the periods ended September 30, 2002 and 2001. Accordingly, no liability has been recorded in the financial statements. The Company's policy is to recognize the cost of compensated absences when compensation is actually paid to employees.

Comprehensive  Income  (Loss)
-----------------------------
The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Amounts are reported net of tax and include unrealized gains or losses on available for sale securities.

Derivative  Instruments
-----------------------
The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which is effective for the Company as of January 1, 2001. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivative contracts to hedge existing risks or for speculative purposes.

During the years ended September 30, 2002 and 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Employee  and  Non-Employee  Stock  Compensation
------------------------------------------------
The Company values common stock issued to employees and non-employees for services, property and investments at the fair market value of the common stock, which is the closing price of Company stock on the day of issuance. If no trading occurred on that day, then the fair market value used is the lower of the closing prices on the first previous day or the first following day on which the Company's stock was traded.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Exploration  Costs
------------------
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the periods ended September 30, 2002 and 2001 were $874,420 and $410,553, respectively. As of September 30, 2002, the exploration costs expensed during the Company's exploration stage were $2,764,787.

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

Fair  Value  of  Financial  Instruments
---------------------------------------
The carrying amounts for cash, accounts payable, loans payable and accrued liabilities approximate their fair value.

Going  Concern
--------------
As shown in the accompanying financial statements, the Company has limited cash, has negative working capital, has no revenues, has incurred a net loss of $1,168,171 for the year ended September 30, 2002 and has an accumulated deficit of $8,315,106. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections.

Impaired  Asset  Policy
-----------------------
The Company adopted Financial Accounting Standards Board statement SFAS No. 121 titled "Accounting for Impairment of Long-Lived Assets," which has been replaced by SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." In complying with these standards, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts whenever events or changes in circumstances indicate that an asset may not be recoverable. Properties are acquired and recorded at fair values negotiated in arm's length transactions. The Company expenses as costs the exploration and maintenance of its properties and claims. If results of exploration warrant an assessment of the carrying value of a mineral property's acquisition cost, or if the Company has an indication that a property's recorded fair value has declined, such costs will be reviewed and the related impairment, if any, will be recognized at that time.

Investment  Policies
--------------------
The Company uses the average cost method to determine the gain or loss on investment securities held as available-for-sale based upon the accumulated cost bases of specific investment accounts.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

Option  and  Warrant  Fair  Value  Calculations
-----------------------------------------------
The Company utilizes the Black-Scholes valuation model to calculate the fair value of options and warrants issued for financing, acquisition, compensation and payment for services purposes. The parameters used in such valuations include a risk free rate of 5.5%, the assumption that no dividends are paid, exercise periods ranging from 1 week to 5.5 years, depending upon the terms of the instrument issued, and a volatility factor calculated annually based on estimates of expected volatility, in accordance with SFAS No. 123. The Company used its historic volatility data to develop the 1998 estimate of 30%, consistent with its limited public trading in 1998. The volatility estimates for calculation purposes reflect an average of Company data and volatility factors reported by two other mining companies at comparable stages in their respective public trading histories, resulting in expected volatilities of 55.12% in 1999, 48.05% in 2000, 46.4% in 2001 and 50% in 2002.

Reverse  Stock  Split
---------------------
The Company's board of directors in 1999 authorized a 1 for 10 reverse stock split of its no par value common stock. See Note 4. All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the reverse stock split.

Segment  Reporting
------------------
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended September 30, 1999. SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company's mining properties were not actively engaged in any business activity. The Company had no segments engaged in business activities at September 30, 2002 and, therefore, no segment reporting is required.

Recent  Accounting  Pronouncements
----------------------------------
In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. The Company has adopted SFAS No.
142. Application of the nonamortization provision of SFAS No. 142 will have no effect on the Company's financial statements as the Company does not currently have intangible assets with indefinite lives.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Recent  Accounting  Pronouncements  (continued)
-----------------------------------------------
In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The
Company adopted SFAS No. 143 and the adoption has no effect on the financial statements of the Company at September 30, 2002.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and the adoption has no effect on the financial statements of the Company at September 30, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, and as a result, SFAS No. 64, which amended SFAS No. 4, was rescinded as it was no longer necessary. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications which have economic effects similar to those of sale-leaseback transactions. Management has not yet determined the effect of adopting this Statement on the financial position or results of operations, except for the need to classify debt extinguishments as ordinary.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and its adoption has had no impact on the Company's financial position or results of operations.

Provision  for  Taxes
---------------------
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Provision  for  Taxes  (continued)
----------------------------------
At September 30, 2002, the Company had net deferred tax assets of approximately $1,160,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2002.

At September 30, 2002, the Company has net operating loss carryforwards of approximately $3,860,000, which expire in the years 2001 through 2021. The net operating loss carryforwards do not include expenses that are not deductible for tax purposes, such as compensation expense, in the amount of $2,317,718 attributable to options and warrants issued to employees and consultants. The Company also owes to the Internal Revenue Service employment taxes of approximately $60,000 as of September 30, 2002.

Reclassification
----------------
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

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

The Company has obtained an additional 497 unpatented mining claims in an agreed area of interest near the Lake Owen Project.

In March 2002, the Company issued 1,100,000 shares, valued at $770,000 in full satisfaction of cash commitments relating to exploration activities. The issuance of these shares resulted in the full ownership of the Lake Owen Project property.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE  3  -  MINERAL  PROPERTIES  (CONTINUED)

Wyoming  Properties  (continued)
--------------------------------
The Company also staked and claimed six claims known as the Albany Project during the year ended September 30, 1999. These claims are located in Albany County, Wyoming.

The Company additionally staked and claimed 42 unpatented mining claims known as the Spruce Mountain claims, 159 unpatented mining claims known as the Centennial West claims (dropped on September 1, 2002), 34 unpatented mining claims at the Douglas Creek property and 121 unpatented mining claims known as the Keystone property. These claims are also located in Albany County, Wyoming. As of September 30, 2002, the Company owns a total of 804 unpatented mining claims in Albany County, Wyoming.

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

Under the agreement, the Company was obligated to incur minimal exploration expenditures of $10,000 by September 30, 2001, $15,000 by March 4, 2002 and $15,000 by March 4, 2003. In addition, the Company must make advance royalty payments of $10,000 by March 4, 2001, $25,000 by March 4, 2002 and $35,000 each year thereafter. In March 2001, the Company and the claim holders agreed to replace the March $10,000 advance royalty payment with a $9,000 payment due May 11, 2001. In connection with this agreement, the Company issued to the holders 3,000 shares of common stock on March 11, 2001 with an aggregate value of $2,340.

Following this agreement, the Company was unable to make the May 11th payment. On May 24, 2001, the claim holders agreed to a modification to continue to extend this payment initially to June 5th, but this payment was also not made as scheduled. The Company issued an additional 1,000 shares with value of $850 and paid $1,000 in cash per the terms of the modification, which reduced the outstanding $9,000 payment to $8,000. By September 30, 2001, the Company abandoned all of its interests in the Intrepid claims.

Other properties in Montana include the Vanguard Project and the McCormick Creek Project, which is in Missoula County. In 2000, the Company staked 121 claims in regards to the Vanguard Project and explored and staked 36 claims for the McCormick Creek Project. By September 30, 2001, the Company had abandoned all of its interests in the Vanguard Project.

During the year ended September 30, 2000, the Company entered into an agreement in which the Company acquired a 100% interest in four mineral leases covering a total of 920 acres in Missoula County, Montana.

Oregon  Property
----------------
During the year ended September 30, 1999, the Company entered into an agreement in which it would explore and stake five claims located in Jackson County, Oregon known as the Shamrock property. All transactions were completed and the Company acquired title to these claims. On September 1, 2002, the Company abandoned all of its interests in the Jackson County claims.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

During March of 2000, the Company located and staked 31 unpatented claims known as the Willow Springs claims. These claims are located in Nye County, Nevada. On September 1, 2002, the Company abandoned all of its interests in the Willow Springs claims.

In 1979, the Company acquired the Pyramid Mine, which consists of five unpatented lode mining claims within the Walker Indian Reservation near Fallon, Nevada. Pursuant to an impairment analysis performed by the Company, the Company wrote off its $70,333 investment in the Pyramid Mine, effective prior to the inception of the Company's exploration stage.

The Company sold the Pyramid Mine claims on November 12, 2001 to Calumet Mining Company, a related party, for 50,000 shares of common stock of Calumet Mining Company. This company's stock was subsequently acquired by Western Goldfields, Inc. on a 1 for 2 basis. As a result, the Company now holds 25,000 shares of Western Goldfields, Inc. The Company retained a 1.5% net smelter return production royalty interest in the Pyramid Mine. See Notes 6 and 8.

California  Properties
----------------------
In mid-2000, the Company acquired 79 unpatented mining claims, known as the Pole Corral property, in Tehema County, California. On September 1, 2002, the Company abandoned all of its interests in the Pole Corral property.

Canadian  Property
------------------
In August 2000, the Company entered into an agreement whereby Spectra Management Corporation would on behalf of the Company explore and stake five claims comprising about 67,000 acres in northern Saskatchewan. This property is now known as the Peter Lake Claims. The Company abandoned these claims in September 2002, and subsequently restaked them in December 2002.

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

Preferred  Stock
----------------
Under its amended Delaware certificate of incorporation, Trend authorized the issuance of 20,000,000 shares of preferred stock with a par value of $0.01 per share, with rights and preferences to be determined by the Company's board of directors.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE  4  -  CAPITAL  STOCK  (CONTINUED)

Preferred  Stock  (continued)
-----------------------------
One  share of Series A preferred stock has been created and issued to Mr. Thomas
S. Kaplan under an agreement which requires the holder's approval of all common and preferred stock and equity issuances until such time as Mr. Kaplan, Electrum LLC or Mr. Asher B. Edelman no longer beneficially own more than twenty percent of the Company's outstanding stock. Holders of the Company's common stock will vote on the continued existence of the Series A preferred stock at each subsequent annual meeting. In the event that the Company's preferred stock is not continued, the outstanding share of Series A preferred stock can be tendered for one share of the Company's common stock. Subsequent to this reporting period, this one share was cancelled. See Note 13.

Common  Stock
-------------
On March 28, 2001, the Company completed its reincorporation in Delaware. Under its amended certificate of incorporation, Trend authorized the issuance of 100,000,000 shares of common stock with a par value of $0.01 per share.

On February 16, 1999, the Company's board of directors authorized a 1 for 10 reverse stock split of the Company's no par value common stock. As a result of the split, 26,356,430 shares were retired. All references in the accompanying financial statements to the number of common shares and per-share amounts for the periods presented have been restated to reflect the reverse stock split.

During the year ended September 30, 2002, the Company issued 25,000 shares of common stock valued at $25,000 for a note payable, 12,536 shares of common stock valued at $6,895 for accounts payable, 1,100,000 shares of common stock valued at $770,000 for mineral property, 112,500 shares of common stock valued at $54,750 for services, 82,429 shares of common stock valued at $36,193 for financing expense and 2,500,000 shares of common stock for $250,000 cash.

During the year ended September 30, 2001, the Company issued 69,161 shares of common stock valued at $60,802 for services, 5,200 shares of common stock valued at $5,880 as compensation, 33,333 shares of common stock from options exercised by an employee for cash of $10,000, 75,000 shares valued at $63,750 to directors as compensation, 3,000 shares valued at $2,340 to modify an agreement, 10,000 shares valued at $8,000 in lieu of interest on unpaid invoices, 1,000 shares valued at $850 for mineral property expenses, 192,000 shares of common stock sold for $192,000 cash as a private placement and 134,500 shares of common stock valued at $134,500 for loans payable.

See Note 5 regarding future loan repayments in units of Trend securities.

The following table discloses the Company's stock and equity transactions during its exploration stage. This information meets the disclosure requirements of SFAS No. 7 for development and exploration stage disclosures. The following abbreviations are used in the table: CS for Common Stock; OPT for Options; and WAR for Warrants.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE  4  -  CAPITAL  STOCK  (CONTINUED)

                                                                               COMMON   ADDITIONAL
                                                        NUMBER OF  PRICE PER    STOCK     PAID-IN      TOTAL     NUMBER OF
                                            ISSUE DATE   SHARES      SHARE     AMOUNT     CAPITAL      AMOUNT     OPTIONS
                                            ----------  ---------  ----------  -------  -----------  ----------  ---------
BALANCE, OCTOBER 1, 1996                                1,754,242  $        -  $17,542  $   663,218  $  680,760

CS for Cash                                 03/25/1997    200,000        0.50    2,000       98,000     100,000
CS for Payment of liabilities and expenses  09/30/1997     45,511        0.50      455       22,301      22,756

BALANCE SEPTEMBER 30, 1997                              1,999,753               19,998      783,518     803,516

CS for Mineral property                     07/23/1998    150,000        0.50    1,500       73,500      75,000
CS for Cash                                 07/23/1998      7,500        0.20       75        1,425       1,500
CS for Lease termination                    07/23/1998     12,000        0.50      120        5,880       6,000
CS for Debt                                 07/23/1998     80,000        0.50      800       39,200      40,000
OPT for Financing                           09/24/1998                                                             180,000
CS for Compensation                         09/30/1998      9,000        0.50       90        4,410       4,500

BALANCE September 30, 1998                              2,258,253               22,583      907,933     930,516    180,000

CS for Debt, investment and expenses        10/12/1998      9,210        0.30       92        2,671       2,763
CS for Equipment                            10/30/1998    600,000        0.30    6,000      174,000     180,000
CS for Cash                                 11/28/1998      5,000        0.20       50          950       1,000
CS for Officers' compensation               12/31/1998     30,858        0.44      309       13,191      13,500
CS for Directors' compensation              01/25/1999     16,500        0.25      165        3,960       4,125
CS for Officers' compensation               01/31/1999      8,572        0.35       86        2,914       3,000
CS for Officers' compensation               03/31/1999     24,000        0.25      240        5,760       6,000
CS for Consulting services                  03/31/1999      6,000        0.25       60        1,440       1,500
CS for Consulting services                  04/30/1999     32,000        0.28      320        8,640       8,960
CS for Officers' compensation               04/30/1999     12,000        0.28      120        3,240       3,360
CS for Consulting services                  05/31/1999     73,333        0.25      733       17,600      18,333
CS for Consulting services                  06/30/1999     34,353        0.25      344        8,244       8,588
CS for Officers' compensation               06/30/1999     50,000        0.16      500        7,500       8,000
CS for Consulting services                  06/30/1999     95,833        0.16      958       14,375      15,333
CS for Consulting services                  07/06/1999      5,000        0.25       50        1,200       1,250
OPT for Financing activities                07/22/1999                                                              50,000
CS for Mineral property option              07/27/1999    715,996        0.13    7,160       82,471      89,631
CS for Cash                                 07/29/1999     33,333        0.15      333        4,667       5,000
CS for Consulting services                  07/30/1999    146,603        0.12    1,466       16,126      17,592
CS for Consulting services                  07/31/1999    133,697        0.12    1,337       14,707      16,044
CS for Officers' compensation               07/31/1999     41,667        0.12      417        4,583       5,000
CS for Cash                                 08/04/1999     16,667        0.15      167        2,333       2,500
CS for Rent                                 08/09/1999      1,000        0.25       10          240         250
OPT for Financing activities                08/13/1999                                                             100,000
CS for Cash                                 08/15/1999     50,000        0.05      500        2,000       2,500
CS for Consulting services                  08/17/1999      5,000        0.25       50        1,200       1,250
CS for Cash                                 08/17/1999    100,000        0.05    1,000        4,000       5,000
CS for Cash                                 08/26/1999    100,000        0.10    1,000        9,000      10,000
CS for Consulting services                  08/31/1999    159,750        0.25    1,598       38,341      39,938
CS for Prepaid expenses                     09/10/1999     50,000        0.33      500       16,000      16,500
CS for Cash                                 09/10/1999     50,000        0.10      500        4,500       5,000
CS for Cash                                 09/13/1999    200,000        0.05    2,000        8,000      10,000
CS for Consulting services                  09/30/1999     80,053        0.26      801       20,013      20,814
CS for Officers' compensation               09/30/1999    133,333        0.26    1,333       33,334      34,667
CS for Consulting services                  09/30/1999     67,500        0.26      675       16,875      17,550

BALANCE SEPTEMBER 30, 1999                              5,345,511               53,455    1,452,009    1,505,464   330,000


                                                       VALUE OF
                                            NUMBER OF  OPTIONS/
                                            WARRANTS   WARRANTS
                                            ---------  ---------
BALANCE, OCTOBER 1, 1996                               $       -

CS for Cash
CS for Payment of liabilities and expenses

BALANCE SEPTEMBER 30, 1997

CS for Mineral property
CS for Cash
CS for Lease termination
CS for Debt
OPT for Financing                                          2,659
CS for Compensation

BALANCE September 30, 1998                                 2,659

CS for Debt, investment and expenses
CS for Equipment
CS for Cash
CS for Officers' compensation
CS for Directors' compensation
CS for Officers' compensation
CS for Officers' compensation
CS for Consulting services
CS for Consulting services
CS for Officers' compensation
CS for Consulting services
CS for Consulting services
CS for Officers' compensation
CS for Consulting services
CS for Consulting services
OPT for Financing activities
CS for Mineral property option
CS for Cash
CS for Consulting services
CS for Consulting services
CS for Officers' compensation
CS for Cash
CS for Rent
OPT for Financing activities
CS for Cash
CS for Consulting services
CS for Cash
CS for Cash
CS for Consulting services
CS for Prepaid expenses
CS for Cash
CS for Cash
CS for Consulting services
CS for Officers' compensation
CS for Consulting services

BALANCE SEPTEMBER 30, 1999                                 2,659

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE  4  -  CAPITAL  STOCK  (CONTINUED)

                                                                     COMMON   ADDITIONAL
                                            NUMBER OF   PRICE PER    STOCK      PAID-IN      TOTAL      NUMBER OF   NUMBER OF
                               ISSUE DATE    SHARES       SHARE      AMOUNT     CAPITAL      AMOUNT      OPTIONS    WARRANTS
                               ----------  -----------  ----------  --------  -----------  ----------  -----------  ---------
BALANCE SEPTEMBER 30, 1999                  5,345,511   $        -  $ 53,455  $ 1,452,009  $1,505,464     330,000

CS for Consulting services     10/04/1999      50,000         0.26       500       12,500      13,000
CS for Cash                    10/22/1999      25,000         0.20       250        4,750       5,000
CS for Consulting services     10/31/1999     273,675         0.31     2,737       82,103      84,840
CS for Officers' compensation  11/30/1999      52,694         0.31       527       15,807      16,334
CS for Consulting services     11/30/1999       4,327         0.31        43        1,298       1,341
CS, OPT & WAR for Cash         12/31/1999   1,000,000        0.012    10,000        2,414      12,414   8,108,000   6,250,000
CS for Consulting services     12/31/1999       1,200         0.35        12          408         420
CS for Consulting services     01/04/2000      15,000         0.28       150        4,050       4,200
CS for Investments             01/15/2000     200,000         0.33     2,000       64,000      66,000
CS for Incentive fees          01/17/2000      65,285         0.33       653       20,891      21,544
OPT Expiration                 01/22/2000                                                                 (50,000)
CS for Cash                    01/25/2000      14,286         0.35       143        4,857       5,000
CS for Cash from options       02/22/2000   1,000,000        0.142    10,000      131,900     141,900  (1,000,000)
CS & OPT for Employees'
compensation                   02/25/2000      16,667         0.66       167       10,833      11,000      33,333
CS for Consulting services     02/29/2000      10,000         0.72       100        7,100       7,200
CS for Mineral property        03/24/2000      50,000         1.03       500       51,000      51,500
CS for Cash from options       03/27/2000   2,500,000        0.142    25,000      329,750     354,750  (2,500,000)
CS for Consulting services     03/31/2000      75,000         0.81       750       60,000      60,750
CS for Officers' compensation  03/31/2000       3,000         0.81        30        2,400       2,430
CS for Mineral property        04/04/2000      50,000         0.75       500       37,000      37,500
CS & OPT for Directors'
compensation                   04/11/2000     150,000         0.70     1,500      103,500     105,000      67,000
CS for Deferred mineral
property acquisition costs     05/08/2000     129,938        0.125     1,299       14,943      16,242
CS for Consulting services     05/15/2000       9,975         0.63       100        6,184       6,284
CS for Cash                    06/26/2000     416,961        0.056     4,170       19,361      23,531
CS & WAR for Modification
of stockholder agreement       06/26/2000     200,000         0.60     2,000      118,000     120,000                 200,000
OPT & WAR for
Modification of stockholder
agreement                      06/27/2000                                                               1,729,762   1,729,761
CS for Cash from options       06/29/2000   1,597,588        0.064    15,976       86,740     102,716  (1,597,588)
CS for Officers' compensation  06/30/2000       9,000         0.81        90        7,185       7,275
CS for Consulting services     06/30/2000       1,000         0.70        10          690         700
OPT Agreement Modification     07/07/2000                                                                (127,500)
CS for Cash from options       07/14/2000      10,000         0.30       100        2,900       3,000     (10,000)
CS for Cash from options       07/21/2000   1,800,000        0.122    18,000      201,060     219,060  (1,800,000)
CS for Cash from options       07/26/2000     650,000        0.122     6,500       72,605      79,105    (650,000)
CS for Officers' compensation  07/31/2000       3,000         1.24        30        3,690       3,720
CS for Cash from options       08/01/2000      50,000         0.15       500        7,000       7,500     (50,000)
CS for Cash from options       08/01/2000      50,000         0.30       500       14,500      15,000     (50,000)
CS for Cash from options       08/14/2000      90,000        0.122       900       10,053      10,953     (90,000)
CS for Cash from options       08/24/2000   1,000,000        0.122    10,000      111,700     121,700  (1,000,000)
CS for Directors
 compensation                  08/25/2000       1,500         1.00        15        1,485       1,500
CS for Cash from options       08/31/2000      15,000         0.30       150        4,350       4,500     (15,000)
CS for Officers' compensation  08/31/2000       1,000         1.13        10        1,120       1,130
CS for Cash from options       09/22/2000   1,200,174        0.122    12,002      134,720     146,722  (1,200,174)
CS for Consulting services     09/22/2000      90,000         1.45       900       72,000      72,900
CS for Officers' compensation  09/30/2000       6,000         1.35        60        8,040       8,100
Cash for Warrants              09/30/2000
CS/ WAR Adjustment             09/30/2000          (5)

BALANCE SEPTEMBER 30, 2000                 18,232,776                182,328    3,296,897   3,479,225     127,833   8,179,761


                                VALUE OF
                                OPTIONS/
                                WARRANTS
                               ----------
BALANCE SEPTEMBER 30, 1999     $   2,659

CS for Consulting services
CS for Cash
CS for Consulting services
CS for Officers' compensation
CS for Consulting services
CS, OPT & WAR for Cash            87,586
CS for Consulting services
CS for Consulting services
CS for Investments
CS for Incentive fees
OPT Expiration
CS for Cash
CS for Cash from options          (1,900)
CS & OPT for Employees'
compensation                       3,070
CS for Consulting services
CS for Mineral property
CS for Cash from options          (4,750)
CS for Consulting services
CS for Officers' compensation
CS for Mineral property
CS & OPT for Directors'
compensation                      12,750
CS for Deferred mineral
property acquisition costs
CS for Consulting services
CS for Cash
CS & WAR for Modification
of stockholder agreement          30,000
OPT & WAR for
Modification of stockholder
agreement                         14,641
CS for Cash from options          (2,716)
CS for Officers' compensation
CS for Consulting services
OPT Agreement Modification
CS for Cash from options
CS for Cash from options         (12,060)
CS for Cash from options          (4,355)
CS for Officers' compensation
CS for Cash from options
CS for Cash from options
CS for Cash from options            (603)
CS for Cash from options          (6,700)
CS for Directors
 compensation
CS for Cash from options
CS for Officers' compensation
CS for Cash from options          (8,702)
CS for Consulting services
CS for Officers' compensation
Cash for Warrants                 10,000
CS/ WAR Adjustment

BALANCE SEPTEMBER 30, 2000       118,920

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE  4  -  CAPITAL  STOCK  (CONTINUED)

                                                                    COMMON
                                           NUMBER OF   PRICE PER    STOCK       ADDITIONAL       TOTAL     NUMBER OF   NUMBER OF
                               ISSUE DATE    SHARES      SHARE      AMOUNT   PAID-IN CAPITAL     AMOUNT     OPTIONS     WARRANTS
                               ----------  ----------  ----------  --------  ----------------  ----------  ----------  ----------
BALANCE SEPTEMBER 30, 2000                 18,232,776  $        -  $182,328  $      3,296,897  $3,479,225    127,833   8,179,761

CS for Cash from options       10/10/2000      33,333        0.39       333            12,737      13,070    (33,333)
CS for Consulting services     10/15/2000      10,000        1.15       100            11,400      11,500
CS for Officers' compensation  10/31/2000       3,000        1.30        30             3,870       3,900
WAR for Consulting services    11/01/2000                                                                                250,000
CS for Employees'
compensation                   12/06/2000       2,200        0.90        22             1,958       1,980
CS for Cash                    12/20/2000     100,000        1.00     1,000            99,000     100,000
WAR for Consulting services    12/31/2000                                                                                180,000
CS for Consulting services     01/02/2001      10,000        1.35       100            13,400      13,500
CS for Cash                    01/11/2001      47,000        1.00       470            46,530      47,000
CS for Consulting services     01/11/2001       3,407        1.00        34             3,373       3,407
CS for Consulting services     01/23/2001         604        1.10         6               658         664
CS for Cash                    01/24/2001      25,000        1.00       250            24,750      25,000
WAR for Loan agreements        02/01/2001                                                                                285,000
CS for Cash                    02/06/2001      20,000        1.00       200            19,800      20,000
CS for Consulting services     02/06/2001         483        1.00         5               478         483
CS for Directors'
compensation                   02/23/2001      75,000        0.85       750            63,000      63,750
OPT for Director, officer and
employee compensation          02/23/2001                                                                  1,200,000
WAR for Loan agreements        03/12/2001                                                                                 50,000
WAR Extension of exercise
period                         03/12/2001
CS for Modification of
contract                       03/22/2001       3,000        0.78        30             2,310       2,340
CS for Interest payments         04/03/01       5,000        0.83        50             4,100       4,150
CS for Consulting Services       04/13/01         967        0.98        10               938         948
CS for Mineral Property
Expense                          05/11/01       1,000        0.85        10               840         850
WAR for Loan agreement           07/01/01                                                                                185,000
CS for Services                  07/31/01      40,000        0.73       400            28,800      29,200
CS for Interest payments         08/08/01       5,000        0.77        50             3,800       3,850
WAR Attached to note             08/16/01                                                                                 90,000
CS for Services                  08/28/01       3,700        0.30        37             1,063       1,100
CS for Loans Payable             08/31/01      92,000        1.00       920            91,080      92,000
CS for Loans Payable             09/28/01      42,500        1.00       425            42,075      42,500
Options Expired                                                                                             (319,700)

BALANCE SEPTEMBER 30, 2001                 18,755,970               187,559         3,772,857   3,960,416    974,800   9,219,761

CS for Note Payable              10/08/01      25,000        1.00       250            24,750      25,000
CS for Payable                   10/24/01      12,536        0.55       126             6,769       6,895
WAR for Loan agreements          11/01/01                                                                                129,445
WAR Cancelled                    11/15/01                                               2,750       2,750               (275,000)
CS for Financing expense          1/25/02      64,429        0.45       644            28,349      28,993
Interest Expense forgiven by
shareholders                      1/30/02                                              42,950      42,950
WAR Issued                        1/30/02                                                                                180,000
CS for Financing expense           2/8/02      18,000        0.40       180             7,020       7,200
CS for Services                    2/8/02      60,000        0.40       600            23,400      24,000
CS for Services                   2/22/02      20,000        0.40       200             7,800       8,000
OPT for Director, officer and
employee compensation             3/12/02                                                                    307,800
Options Expired                   3/12/02                                              59,063      59,063   (196,863)
CS for Mineral properties         3/20/02   1,100,000        0.70    11,000           759,000     770,000
CS for Services                   5/12/02      32,500        0.70       325            22,425      22,750
WAR for Loan agreements           6/30/02                                                                                113,413
WAR Expired                       6/30/02                                              30,001      30,001               (200,000)
Options Expired                   7/19/02                                                                    (12,500)
CS for Cash                       9/30/02   2,500,000        0.10    25,000           225,000     250,000

BALANCE SEPTEMBER 30, 2002                 22,588,435              $225,884  $      5,012,134  $5,238,018  1,073,237   9,167,619


                                VALUE OF
                                OPTIONS/
                                WARRANTS
                               -----------
BALANCE SEPTEMBER 30, 2000     $  118,920

CS for Cash from options           (3,070)
CS for Consulting services
CS for Officers' compensation
WAR for Consulting services       123,775
CS for Employees'
compensation
CS for Cash
WAR for Consulting services        46,746
CS for Consulting services
CS for Cash
CS for Consulting services
CS for Consulting services
CS for Cash
WAR for Loan agreements            76,551
CS for Cash
CS for Consulting services
CS for Directors'
compensation
OPT for Director, officer and
employee compensation             354,000
WAR for Loan agreements            13,430
WAR Extension of exercise
period                            608,058
CS for Modification of
contract
CS for Interest payments
CS for Consulting Services
CS for Mineral Property
Expense
WAR for Loan agreement             45,079
CS for Services
CS for Interest payments
WAR Attached to note                6,487
CS for Services
CS for Loans Payable
CS for Loans Payable
Options Expired

BALANCE SEPTEMBER 30, 2001      1,389,976

CS for Note Payable
CS for Payable
WAR for Loan agreements             9,876
WAR Cancelled                      (2,750)
CS for Financing expense
Interest Expense forgiven by
shareholders
WAR Issued                         21,660
CS for Financing expense
CS for Services
CS for Services
OPT for Director, officer and
employee compensation              29,528
Options Expired                   (59,063)
CS for Mineral properties
CS for Services
WAR for Loan agreements            23,816
WAR Expired                       (30,001)
Options Expired
CS for Cash

BALANCE SEPTEMBER 30, 2002     $1,383,042

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS

On February 23, 2001, the Company's shareholders approved the adoption of the 2000 Equity Incentive Plan and the reservation of 5,000,000 shares of common stock for distribution under the plan. These shares and options to acquire those shares may be granted to the Company's employees, directors and consultants. The plan will terminate on January 4, 2011. The exercise price of options granted under this plan will not be less than the fair market price on the date of grant and in some cases not less than 110% of the fair market price. The terms, vesting schedule, transfer restrictions and expiration dates are to be determined by the Company's board of directors.

In the Black-Scholes Option Price Calculations below, the Company used the following assumptions to estimate fair value: the risk-free interest rate was 5.5%, volatility was 46.4% in 2001 and 50% in 2002, and the expected life of the options and warrants varied from one week to 5.5 years. The Company also assumed that no dividends would be paid on common stock.

During 2002, for purposes of compensation, the Company granted an officer 107,800 options which expire February 23, 2004 and granted to a consultant
200,000 options which expire March 3, 2006. These options, all with exercise prices of $0.80 per share, were estimated on the grant date using the Black-Scholes Option Price Calculation and had a fair value of $29,528.

On January 8, 2002, a stockholder loaned the Company $30,000. This loan bears interest at 8% per annum and is due upon the Company's completion of a private equity placement and concurrently and proportionally with any amounts repaid to Electrum LLC or any others having provided loan facilities of this type to the Company. Attached to each dollar of debt is a warrant with a strike price of $1.50, exercisable through January 9, 2004. The lender may also elect to be repaid partially or completely in "units" of Trend securities, at the rate of one unit per each $1.25 owed. Each unit would consist of one share of common stock and a warrant to purchase one share of common stock at $1.50 per share, originally exercisable through September 30, 2006. On January 30, 2002, the aforementioned stockholder forgave interest due in the amount of $138 in exchange for the adjustment to the conversion feature, such as Electrum was granted, which is explained later in this Note.

During 2002, LCM Holdings, LLC loaned the Company $113,413. These loans have the warrants and conversion feature attached to them, as described in The January 30, 2002 Financing Agreement, which is explained later in this Note.

On February 23, 2001, the Company issued under the 2000 Equity Incentive Plan to its five non-employee directors an aggregate of 75,000 shares of common stock and options to acquire 75,000 shares with an exercise price of $0.80 per share exercisable until February 23, 2004. The Company also issued under the plan to certain employees options to acquire 1,125,000 shares with an exercise price of $0.80 per share exercisable until February 23, 2004. The total fair value of the options issued to directors and employees, estimated on the grant date using the Black-Scholes Option Price Calculation was $354,000.

In a note dated August 16, 2001, a stockholder loaned the Company $90,000. One warrant is attached to each dollar of debt, with a strike price of $1.50, exercisable through June 9, 2004. The fair value of these warrants, estimated on the grant date using the Black-Scholes Option Price Calculation, was $6,487. This same stockholder, on October 2, 2001, loaned the Company an additional $10,000 under the same terms as the $90,000 loan. The warrants attached to the October loan are exercisable until January 9, 2004. The fair value of these warrants, estimated on the grant date using the Black-Scholes Option Price
Calculation, was $840. See Note 6. On January 30, 2002, this stockholder forgave interest due her in the amount of $3,299 in exchange for the adjustment to the conversion feature, such as Electrum was granted, which is explained later in this Note.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

LCM Holdings, LLC loaned the Company $119,445 in a note dated October 22, 2001. One warrant is attached to each dollar of debt, with a strike price of $1.50, exercisable through January 9, 2004. The fair value of these warrants, estimated on the grant date using the Black-Scholes Option Price Calculation, was $9,036. On January 30, 2002, LCM Holdings, LLC forgave interest due in the amount of $2,129 for the adjustment to the conversion feature, such as Electrum was granted, which is explained later in this Note.

On November 8, 2000, effective November 1, 2000, the Company entered into a 24-month agreement with Eurofinance Inc. under which the entity would assist the Company with certain investment community matters in return for a monthly fee of $5,000, plus expenses, and warrants to purchase 820,000 shares of common stock at $1.50 per share. The warrants were exercisable until November 1, 2005. In early January 2001, this agreement was terminated, with the Company no longer obligated for the remaining monthly fees, and with only the warrants for 250,000 shares that vested on November 1, 2000 remaining outstanding. The fair value of these warrants was estimated on the grant date using the Black-Scholes Option Price Calculation, which was $123,775.

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

Electrum LLC/Tigris Financial Group Ltd.
----------------------------------------
On December 29, 1999, the Company entered into a stock purchase agreement with Tigris Financial Group Ltd. ("Tigris") under which Tigris purchased 1,000,000 shares of the Company's common stock for $100,000, was granted an option until March 28, 2000 to acquire up to an additional 3,500,000 shares of common stock for an exercise price of $0.14 per share, (or $490,000 in the aggregate), and was granted an option to purchase, for $10,000, warrants to purchase an additional 6,250,000 shares of the Company's common stock at an exercise price of $0.40 per share. The Company used the Black-Scholes Option Price Calculation effective as of the transaction date and estimated the fair values to be $37,524 for the option and $50,062 for the warrants. On March 8, 2000, Tigris assigned its rights under the stock purchase agreement to Electrum LLC ("Electrum"), an affiliate.

Electrum exercised its option and acquired 3,500,000 shares of the Company's common stock in February and March of 2000. Pursuant to the terms of the stock purchase agreement, Electrum received an option to purchase up to an additional 4,608,000 shares of common stock. This agreement was subsequently modified to enable Electrum to acquire up to an additional 1,597,588 shares at $0.062 per share and to acquire up to 4,740,174 shares at an exercise price of $0.115 per share. In addition, the option to purchase warrants was modified to enable Electrum to purchase, for $10,000, warrants to buy up to 7,979,761 shares at an exercise price of $0.40 per share until September 20, 2003. The Company utilized the Black-Scholes Option Price Calculation to estimate the fair value of the modifications as of the grant date and recorded $4,262 for the options and $10,379 for the warrants. The $14,641 total amount was charged as a financing expense.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

Electrum LLC/Tigris Financial Group Ltd. (continued)
----------------------------------------------------
Electrum has exercised all of its options to purchase the Company's common stock and its option to purchase the warrants. In connection with its acquisition of those shares, Electrum has assigned 5,530,174 shares and 1,000,000 warrants to third parties.

Pursuant to certain loan agreements, the Company issued warrants to Electrum to acquire 285,000 shares at $1.50 per share in February 2001, exercisable through September 30, 2003, warrants to acquire 50,000 shares at $1.50 per share in March 2001, exercisable through September 30, 2006, and warrants to acquire 185,000 shares at $1.50 per share in July 2001, exercisable through September 30, 2006. The Company also extended through September 30, 2006 the expiration dates of the 285,000 warrants, together with the warrants to acquire 7,979,761 shares. The fair values of the 285,000 warrants, 50,000 warrants, and the 185,000 warrants estimated on their respective grant dates, as modified for the expiration date extension in the case of the 285,000 warrants, using the Black-Scholes Option Price Calculation, were $76,551, $13,430 and $45,079, respectively. The fair value of the modification to extend the expiration date, estimated as of the date of the modification for the 7,979,761 warrants, using the Black-Scholes Option Price Calculation, was $608,058, which was charged to financing expense.

Pursuant to a 2002 agreement ("The January 30, 2002 Financing Agreement") to readjust certain terms of loans and warrants, the Company borrowed an additional $150,000 from Electrum and Electrum waived accrued interest owed by the Company as of January 29, 2002 totaling $37,384. In consideration of the additional loan and waiver, the Company issued to Electrum additional warrants to purchase 150,000 shares of common stock for $1.00 per share through January 30, 2007. Electrum may, in its sole discretion, elect to be repaid the $150,000 loan by converting the amount outstanding into units of the Company's securities, at the rate of one unit per $0.50 of loans converted. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at a price of $0.50 per share, exercisable though January 30, 2007. In addition, the Company and Electrum agreed to amend the prior loan agreements to reduce the conversion rate of the existing units, previously at a rate of one unit per $1.25 of loans converted to a rate of one unit per $0.50 of loans converted and to reduce the exercise price of the warrants included in the units from $1.50 to $1.00 per share. In addition, the exercise price of warrants included in the units to purchase a total of 520,000 shares of common stock, owned by Electrum, was reduced from a price of $1.50 per share to $1.00 per share and the exercise term of each such warrant was extended for a period of one year.

As  of  September  30,  2002,  Tigris  and Electrum own approximately 41% of the
Company's outstanding common stock and, assuming that Electrum exercises its warrants and that the Company has issued no other shares, would own approximately 61% of the Company's resultant (fully diluted) outstanding common stock.

Tigris and Electrum have the right to proportional representation on the Company's board of directors and registration rights for all of the Company's common stock acquired through the agreement held by them.

Warrants for 250,000 shares of common stock with a strike price of $1.50 and warrants for 25,000 shares of common stock with a strike price of $0.40 were cancelled in a letter dated November 15, 2001. Prior to cancellation, these had been assigned by Electrum LLC to Eurofinance, which in turn assigned them to a third party holder at the time of cancellation.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

Following is a summary of stock options for the years ended September 30, 2002 and 2001:

                                                              Weighted Average
                                           Number of Shares    Exercise Price
                                           -----------------  -----------------
Outstanding at October 1, 2000                      127,833   $            0.51
Granted                                           1,200,000                0.80
Exercised                                           (33,333)               0.30
Expired                                            (319,700)               0.79
                                           -----------------  -----------------
Outstanding at September 30, 2001                   974,800   $            0.86
                                           =================  =================
Options exercisable at September 30, 2001           974,800   $            0.86
                                           =================  =================


Outstanding at October 1, 2001                      974,800   $            0.86
Granted                                             307,800                0.80
Exercised                                                 -                   -
Expired                                            (209,363)               0.86
                                           -----------------  -----------------
Outstanding at September 30, 2002                 1,073,237   $            0.85
                                           =================  =================
Options exercisable at September 30, 2002         1,073,237   $            0.85
                                           =================  =================

Options exercisable:
    -On or before April 15, 2003                     67,000   $            0.50
    -On or before February 23, 2004                 806,237   $            0.80
    -On or before March 3, 2006                     200,000   $            0.80

NOTE  6  -  RELATED  PARTY  TRANSACTIONS

Calumet  Mining  Company
------------------------
The Company sold in an arm's length transaction its Pyramid Mine claims on November 12, 2001 to Calumet Mining Company, a related party, for 50,000 (25,000 post-split) shares of common stock of Calumet Mining Company, which were valued at $500. The chief financial officer of Trend Mining Company is also the president of Calumet Mining Company. See Notes 3 and 8.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE  6  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

Shareholder  Loans  Payable
---------------------------
The following is a listing of shareholder loan amounts and the dates that these loans were made to the Company:

SHAREHOLDER                         DATE        AMOUNT
-------------------------------  ----------  -------------
Electrum LLC                     11/06/2000  $   35,000.00
                                 12/04/2000     100,000.00
                                 12/18/2000      50,000.00
                                 01/26/2001      50,000.00
                                 03/15/2001      50,000.00
                                 04/10/2001      50,000.00
                                 05/04/2001      50,000.00
                                 06/04/2001      50,000.00
                                 07/03/2001      85,000.00
                                 01/31/2002     150,000.00
                                             -------------
                                                670,000.00
                                             -------------
LCM Holdings, LLC                10/26/2001      50,000.00
                                 11/01/2001      10,000.00
                                 11/15/2001      30,000.00
                                 11/28/2001      29,445.00
                                 05/07/2002      40,000.00
                                 05/07/2002      20,000.00
                                 05/22/2002      35,000.00
                                 06/14/2002      18,413.00
                                             -------------
                                                232,858.00
                                             -------------
Berger                            8/28/2001         90,000
                                  10/2/2001         10,000
                                             -------------
                                                   100,000
                                             -------------
Buchanan                         01/08/2002      30,000.00
                                             -------------
Crosby                           08/14/2001      20,000.00
                                             -------------
Hoffman                          09/07/2001       9,500.00
                                             -------------
Total shareholder loans payable              $1,062,358.00
                                             =============


The loans from Electrum, LCM Holdings, LLC, Berger and Buchanan bear interest at 8% per annum and are due upon the Company's completion of a private equity placement and concurrently and proportionally with any amounts repaid to Electrum LLC or any others having provided loan facilities of this type to the Company. The Crosby and Hoffman notes are non-interest bearing and payable upon demand.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE  6  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

Employment  Agreement
---------------------
In July 2000, the Company entered into an employment agreement with John Ryan, then the chief financial officer, secretary and treasurer of the Company, under which Mr. Ryan was to receive 3,000 shares per month of Trend common stock as compensation for his services. When Mr. Ryan resigned in December 2000, this agreement was terminated. In July 2001, Mr. Ryan was again designated as the Company's chief financial officer, secretary and treasurer. A revised employment agreement was reached under which Mr. Ryan is receiving 7,500 shares per month of the Company's common stock. As of September 30, 2002, 45,000 shares were owed to Mr. Ryan.

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

The following is a summary of property, equipment, and accumulated depreciation.

                                     September 30,    September 30,
                                         2002             2001
                                    ---------------  ---------------
Furniture, Equipment, and Vehicles  $       52,251   $       51,288
Less: Accumulated Depreciation             (26,322)         (28,926)
                                    ---------------  ---------------
                                    $       25,929   $       22,362
                                    ===============  ===============


NOTE  8  -  INVESTMENTS

The Company's securities investments are classified as available-for-sale securities and are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company has no securities that are classified as trading securities.

In the year ended September 30, 2001, the Company recognized income of $413 from the change in the market value of investments. An investment in New Jersey Mining Company stock was liquidated during the period ended March 31, 2001 and the Company realized a loss of $78,033.

The Company disposed of its last 50,000 shares of New Jersey Mining Company stock to Mine Systems Design, Inc. in settlement of a consulting invoice of $22,539. The Company realized a gain of $22,539 on this transaction.

The Company sold the Pyramid Mine claims on November 12, 2001 to Calumet Mining Company for 50,000 shares of common stock of Calumet Mining Company, a related party. Calumet Mining Company stock was subsequently acquired by Western Goldfields, Inc. on a 1 for 2 basis. As a result, the Company now holds 25,000 shares of Western Goldfields, Inc. The Company retained a 1.5% net smelter return production royalty interest in the Pyramid Mine. See Notes 6.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE  9  -  LONG-TERM  DEBT

                                                                        September 30,
                                                                     ------------------
                                                                       2002      2001
                                                                     --------  --------
Note payable to Wells Fargo
    Interest at 14.99%, secured by vehicle, payable in
    monthly installments of $179 through February 28, 2003         $   1,080   $ 2,914

Note payable to Wells Fargo
    Interest at 14.99%, secured by vehicle, payable in
    monthly installments of $231                                           -     7,722

Note payable to Sterling Savings
    Interest at 8.37%, secured by vehicle, payable in
    monthly installments of $257 through June 30, 2008                13,978         -
                                                                     --------  --------
Total notes payable                                                   15,058    10,636

Less: Current maturities included in current liabilities              (2,897)   (3,564)
                                                                     --------  --------
                                                                   $  12,161   $ 7,072
                                                                     ========  ========


Following are the maturities of long-term debt:

                       2004   $      1,777
                       2005          2,302
                       2006          2,502
                       2007          2,719
                       2008          2,861
                               -----------
                              $     12,161
                               ===========

NOTE  10  -  FORGIVENESS  OF  DEBT

During 2002, two vendors agreed to settle outstanding invoices with the Company totaling $534,221 in exchange for $92,147 in cash. This resulted in forgiveness of debt of $442,074, which is recorded as other income.

NOTE  11  -  COMMITMENTS  AND  CONTINGENCIES

Lease  Agreements
-----------------
During the period ended December 31, 2000, the Company entered into a three-year lease for its executive offices in Coeur d'Alene, Idaho. In January 2002, the Company decreased its occupancy space and effectively lowered its monthly payment from $2,656 to $1,422. Total rent expense, relating to this lease, for the year ended September 30, 2002 was $20,766. As of September 1, 2002, the Company no longer occupied this office space.

In July 2000, the Company entered into a lease agreement for additional office facilities in Reno, Nevada. As of September 30, 2001, the Company no longer occupied these facilities in Nevada and stopped payment under the lease. On May 23, 2002, a Nevada court entered a judgment by default against the Company in the total amount of $18,574 that bears interest at 18% per annum until paid in full. This amount has been recorded in accounts payable on the Company's balance sheet.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease  Agreements  (continued)
------------------------------
On August 2, 2001, the Company signed a month-to-month rental agreement for storage space in Coeur d'Alene, ID. The monthly payment is $425. Total rent paid under this lease was $5,100 for the year ending September 30, 2002.

Consulting  Agreements
----------------------
On October 31, 2000, the Company entered into a consulting agreement with Mr. Brian Miller who performed certain services for the Company. Under this agreement, Mr. Miller was to have received cash for his consulting services and was granted 10,000 shares of common stock effective January 2, 2001. On February 23, 2001, Mr. Miller was also granted an option to purchase 107,800 shares at $0.80. On July 20, 2001, Mr. Miller was informed that the Company would no longer require his services. The Company is currently negotiating with Mr. Miller regarding outstanding invoices due to him. The 107,800 options have expired because they were not exercised within 90 days of termination of his consulting agreement.

Mr. Ryan also has an agreement with the Company, as discussed in Note 6.

In October 2002, the Company reached a consulting agreement with Mr. Howard Schraub. See Note 13.

Mineral  Properties
-------------------
In order to retain the Peter Lake Claims in Saskatchewan, Canada, the Company must fulfill exploration commitments totaling $268,000 by December 2004.

NOTE  12  -  CONCENTRATION

The Company has significantly relied on Mr. Thomas Kaplan and various associated entities of Mr. Kaplan for operating capital.

NOTE  13  -  SUBSEQUENT  EVENTS

Mining  Claims
--------------
In December 2002, the Company restaked 5 claims in northern Saskatchewan, Canada, known as the Peter Lake claims. The Company had abandoned these claims in September 2002.

Accounts  Payable
-----------------
The Company and a creditor reached an agreement subsequent to September 30, 2002 under which a balance owed of approximately $272,000, which is included in accounts payable as presented in the accompanying financial statements, will be settled for a one-time cash payment of $150,000.

Consulting  Agreement
---------------------
In October 2002, the Company reached a consulting agreement with Mr. Howard Schraub. Under the agreement, the Company will issue 50,000 shares of restricted common stock per month plus additional shares of restricted common stock totaling $10,000 in value per month for one year to the consultant in exchange for services rendered.

Preferred  Stock
----------------
In October 2002, the one share of preferred stock that was issued and outstanding to Mr. Thomas Kaplan was cancelled.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE  13  -  SUBSEQUENT  EVENTS (CONTINUED)

Common  Stock  Sales
--------------------
In January, 2003 the Company completed a private placement totaling 8,000,000 shares of common stock for $800,000. As of September 30, 2002, 2,500,000 of the 8,000,000 shares were considered issued and outstanding. Terms of the private placement required the Company to register the aforementioned shares within fourteen days of the completion of the offering.