Form 10QSB
period 2002-12-31
TREND MINING CO
filed 2003-02-19
CIK 1115954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              _____________________

                                  FORM 10QSB

                     Under Section 12(b) or Section 12(g) of
                       The Securities Exchange Act of 1934
                  For the quarter ended December 31, 2002

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

Yes  [ x ]  No  [   ]

The number of shares outstanding at December 31, 2002: 28,933,782 shares

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2002





                            WILLIAMS & WEBSTER, P.S.
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                          601 W. RIVERSIDE, SUITE 1940
                           SPOKANE, WASHINGTON  99201
                                 (509) 838-5111

                              TREND MINING COMPANY



FINANCIAL  STATEMENTS

     Balance  Sheets                                         1

     Statements  of  Operations                              2

     Statement  of  Stockholders'  Equity  (Deficit)         3

     Statements  of  Cash  Flows                             5


NOTES  TO  THE  FINANCIAL  STATEMENTS                        6

Board of Directors
Trend Mining Company
Coeur d'Alene, Idaho

                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------

We have reviewed the accompanying balance sheet of Trend Mining Company (formerly Silver Trend Mining Company) (an exploration stage company) as of December 31, 2002, and the related statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the three ended December 31, 2002 and 2001 and for the period from October 1, 1996 (inception of exploration stage) to December 31, 2002. All information included in these financial statements is the representation of the management of Trend Mining Company.

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

The financial statements for the year ended September 30, 2002 were audited by us and we expressed an unqualified opinion on them in our report dated December 2, 2002. We have not performed any auditing procedures since that date.

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



Williams & Webster,  P.S.
Certified Public Accountants
Spokane, Washington
February 18, 2002

                                              TREND MINING COMPANY
                                         (AN EXPLORATION STAGE COMPANY)
                                                 BALANCE SHEETS


                                                                         December 31,
                                                                             2002              September 30,
                                                                          (unaudited)              2002
                                                                     --------------------  ---------------------
ASSETS

CURRENT ASSETS
  Cash                                                               $           153,172   $              2,281
    TOTAL CURRENT ASSETS                                                         153,172                  2,281
                                                                     --------------------  ---------------------

MINERAL PROPERTIES                                                                     -                      -
                                                                     --------------------  ---------------------

PROPERTY AND EQUIPMENT, net of depreciation                                       23,201                 25,929
                                                                     --------------------  ---------------------

OTHER ASSETS
  Investments                                                                        250                    250
                                                                     --------------------  ---------------------

TOTAL ASSETS                                                         $           176,623   $             28,460
                                                                     ====================  =====================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                   $           121,705   $            492,250
  Accrued expenses                                                                52,213                100,542
  Interest payable                                                                73,125                 52,298
  Loans payable to stockholders                                                1,052,858              1,062,358
  Current portion of long-term debt                                                2,608                  2,897
                                                                     --------------------  ---------------------
    TOTAL CURRENT LIABILITIES                                                  1,302,509              1,710,345
                                                                     --------------------  ---------------------

LONG-TERM DEBT, net of current portion                                            11,465                 12,161
                                                                     --------------------  ---------------------

COMMITMENTS AND CONTINGENCIES                                                          -                      -
                                                                     --------------------  ---------------------

STOCKHOLDERS' DEFICIT
  Preferred stock,  $0.01 par value, 20,000,000 shares
    authorized; 0 and 1 share issued and outstanding, respectively                     -                      -
  Common stock,  $0.01 par value, 100,000,000
    shares authorized; 28,933,782 and
    22,588,435 shares issued and outstanding, respectively                       289,337                225,884
  Additional paid-in capital                                                   5,597,300              5,012,134
  Stock options and warrants                                                   1,383,042              1,383,042
  Pre-exploration stage accumulated deficit                                     (558,504)              (558,504)
  Accumulated deficit during exploration stage                                (7,848,526)            (7,756,602)
                                                                     --------------------  ---------------------
    TOTAL STOCKHOLDERS' DEFICIT                                               (1,137,351)            (1,694,046)
                                                                     --------------------  ---------------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT                                              $           176,623   $             28,460
                                                                     ====================  =====================

The accompanying notes are an integral part of these financial statements.

                                            TREND MINING COMPANY
                                       (AN EXPLORATION STAGE COMPANY)
                                          STATEMENTS OF OPERATIONS


                                                                                            Period from
                                                                                          October 1, 1996
                                                                                           (Inception of
                                                         Three Months    Three Months   Exploration Stage)
                                                            Ended           Ended               to
                                                         December 31,    December 31,      December 31,
                                                             2002            2001              2002
                                                         (unaudited)     (unaudited)        (unaudited)
                                                        --------------  --------------  -------------------
REVENUES                                                $           -   $           -   $                -
                                                        --------------  --------------  -------------------
EXPENSES
  Exploration expense                                          33,127           4,070            2,797,914
  General and administrative                                  116,920         134,937            1,912,811
  Officers and directors compensation                          18,454          22,250            1,260,594
  Legal and professional                                       21,386          21,884            1,110,658
  Depreciation                                                  2,728             611               41,114
                                                        --------------  --------------  -------------------
    Total Expenses                                            192,615         183,752            7,123,091
                                                        --------------  --------------  -------------------

OPERATING LOSS                                               (192,615)       (183,752)          (7,123,091)
                                                        --------------  --------------  -------------------
OTHER INCOME (EXPENSE)
  Dividend and interest income                                      -               -                6,398
  Gain (loss) on disposition and impairment of assets               -             500             (179,854)
  Loss on investment sales                                          -               -              (53,772)
  Financing expense                                                 -          (9,876)            (911,513)
  Interest expense                                            (21,663)        (35,969)            (161,467)
  Miscellaneous income                                              -               -               10,345
  Forgiveness of debt                                         122,354               -              564,428
                                                        --------------  --------------  -------------------
    Total Other Income (Expense)                              100,691         (45,345)            (725,435)
                                                        --------------  --------------  -------------------

LOSS BEFORE INCOME TAXES                                      (91,924)       (229,097)          (7,848,526)
INCOME TAXES                                                        -               -                    -
                                                        --------------  --------------  -------------------
NET LOSS                                                $     (91,924)  $    (229,097)  $       (7,848,526)
                                                        ==============  ==============  ===================
BASIC AND DILUTED NET LOSS PER SHARE                    $         nil   $       (0.01)
                                                        ==============  ==============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                24,687,545      18,787,746
                                                        ==============  ==============

The accompanying notes are an integral part of these financial statements.

                                                   TREND MINING EXPLORATION
                                                (AN EXPLORATION STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                 Common Stock
                                                            ---------------------  Additional        Stock
                                                              Number                 Paid-in      Options and     Accumulated
                                                             of Shares    Amount     Capital        Warrants        Deficit
                                                            -----------  --------  ------------  -------------  --------------
Balance, October 1, 1996                                     1,754,242   $ 17,542  $    663,218  $          0   $    (558,504)

Common stock issuances as follows:
  - for cash at $0.50 per share                                200,000      2,000        98,000             -               -
  - for payment of liabilities and expenses at $0.50
      per share                                                 45,511        455        22,301             -               -

Net loss for the year ended September 30, 1997                       -          -             -             -        (128,614)
                                                            -----------  --------  ------------  -------------  --------------

Balance, September 30, 1997                                  1,999,753     19,997       783,519             -        (687,118)

Issuance of common stock as follows:
  - for mineral property at $0.50 per share                    150,000      1,500        73,500             -               -
  - for lease termination at $0.50 per share                    12,000        120         5,880             -               -
  - for debt at $0.50 per share                                 80,000        800        39,200             -               -
  - for cash at $0.20 per share                                  7,500         75         1,425             -               -
  - for compensation at $0.50 per share                          9,000         90         4,410             -               -

Issuance of stock options for financing activities                   -          -             -         2,659               -

Net loss for the year ended September 30, 1998                       -          -             -             -        (119,163)

Change in market value of investments                                -          -             -             -               -
                                                            -----------  --------  ------------  -------------  --------------

Balance, September 30, 1998                                  2,258,253     22,582       907,934         2,659        (806,281)

Common stock issuances as follows:
  - for cash at an average of $0.07 per share                  555,000      5,550        35,450             -               -
  - for prepaid expenses at $0.33 per share                     50,000        500        16,000             -               -
  - for consulting services at an average of
      $0.20 per share                                          839,122      8,391       158,761             -               -
  - for mineral property at $0.13 per share                    715,996      7,160        82,470             -               -
  - for officers' compensation at an average of
      $0.24 per share                                          300,430      3,004        70,522             -               -
  - for debt,  investment and expenses at $0.30 per share        9,210         92         2,671             -               -
  - for directors' compensation at an average of
      $0.25 per share                                           16,500        165         3,960             -               -
  - for rent at $0.25 per share                                  1,000         10           240             -               -
  - for equipment at $0.30 per share                           600,000      6,000       174,000             -               -

Net loss for the year ended  September 30, 1999                      -          -             -             -        (716,759)

Other comprehensive loss                                             -          -             -             -               -
                                                            -----------  --------  ------------  -------------  --------------

Balance, September 30, 1999                                  5,345,511     53,454     1,452,007         2,659      (1,523,040)

Common stock and option issuances as follows:
  - for employee, officer and director
    compensation at an average of
    $0.61 per share                                            231,361      2,314       140,446        15,820               -
  - for officers' and directors' compensation
    at an average of $1.19 per share                            11,500        115        13,615             -               -
  - for services at an average of $0.47 per share              530,177      5,302       246,333             -               -
  - for mineral property at $0.89 per share                  1,000,000      1,000        88,000             -               -
  - for investments at $0.33 per share                         200,000      2,000        64,000             -               -
  - for cash at $0.08 per share                                456,247      4,562        28,969             -               -
  - for cash, options and warrants                             100,000     10,000         2,414        87,586               -
  - for incentive fees at $0.33 per share                       65,285        653        20,891             -               -
  - for deferred mineral property acquisition
    costs at $0.13 per share                                   129,938      1,299        14,943             -               -
  - for modification of stockholder agreement
    at $0.60 per share                                         200,000      2,000       118,000        30,000               -
  - for modification of stockholder agreement                        -          -         4,262        10,379               -
  - from exercise of options at $0.12 per share              9,962,762     99,628     1,103,016       (37,524)              -

Cash received for the issuance of common stock
  warrants for 7,979,761 shares of stock                             -          -             -        10,000               -

Miscellaneous common stock adjustments                              (5)         -             -             -               -

Net loss for the year ended  September 30, 2000                      -          -             -             -      (2,186,541)

Other comprehensive income (loss)                                    -          -             -             -               -

                                                            -----------  --------  ------------  -------------  --------------
Balance, September 30, 2000                                 18,232,776   $182,327  $  3,296,897  $    118,920   $  (3,709,581)
                                                            -----------  --------  ------------  -------------  --------------


                                                                Other
                                                            Comprehensive
                                                             Income(Loss)      Total
                                                            -------------  ------------
Balance, October 1, 1996                                    $          0   $   122,256

Common stock issuances as follows:
  - for cash at $0.50 per share                                        -       100,000
  - for payment of liabilities and expenses at $0.50
      per share                                                        -        22,756

Net loss for the year ended September 30, 1997                         -      (128,614)
                                                            -------------  ------------

Balance, September 30, 1997                                            -       116,398

Issuance of common stock as follows:
  - for mineral property at $0.50 per share                            -        75,000
  - for lease termination at $0.50 per share                           -         6,000
  - for debt at $0.50 per share                                        -        40,000
  - for cash at $0.20 per share                                        -         1,500
  - for compensation at $0.50 per share                                -         4,500

Issuance of stock options for financing activities                     -         2,659

Net loss for the year ended September 30, 1998                         -      (119,163)

Change in market value of investments                            117,080       117,080
                                                            -------------  ------------

Balance, September 30, 1998                                      117,080       243,974

Common stock issuances as follows:
  - for cash at an average of $0.07 per share                          -        41,000
  - for prepaid expenses at $0.33 per share                            -        16,500
  - for consulting services at an average of
      $0.20 per share                                                  -       167,152
  - for mineral property at $0.13 per share                            -        89,630
  - for officers' compensation at an average of
      $0.24 per share                                                  -        73,526
  - for debt,  investment and expenses at $0.30 per share              -         2,763
  - for directors' compensation at an average of
      $0.25 per share                                                  -         4,125
  - for rent at $0.25 per share                                        -           250
  - for equipment at $0.30 per share                                   -       180,000

Net loss for the year ended  September 30, 1999                        -      (716,759)

Other comprehensive loss                                         (79,179)      (79,179)
                                                            -------------  ------------

Balance, September 30, 1999                                       37,901        22,982

Common stock and option issuances as follows:
  - for employee, officer and director
    compensation at an average of
    $0.61 per share                                                    -       158,580
  - for officers' and directors' compensation
    at an average of $1.19 per share                                   -        13,730
  - for services at an average of $0.47 per share                      -       251,635
  - for mineral property at $0.89 per share                            -        89,000
  - for investments at $0.33 per share                                 -        66,000
  - for cash at $0.08 per share                                        -        33,531
  - for cash, options and warrants                                     -       100,000
  - for incentive fees at $0.33 per share                              -        21,544
  - for deferred mineral property acquisition
    costs at $0.13 per share                                           -        16,242
  - for modification of stockholder agreement
    at $0.60 per share                                                 -       150,000
  - for modification of stockholder agreement                          -        14,641
  - from exercise of options at $0.12 per share                        -     1,165,120

Cash received for the issuance of common stock
  warrants for 7,979,761 shares of stock                               -        10,000

Miscellaneous common stock adjustments                                 -             -

Net loss for the year ended  September 30, 2000                        -    (2,186,541)

Other comprehensive income (loss)                                (38,314)      (38,314)

                                                            -------------  ------------
Balance, September 30, 2000                                 $       (413)  $  (111,850)
                                                            -------------  ------------


The accompanying notes are an integral part of these financial statements.

                                                  TREND MINING COMPANY
                                             (AN EXPLORATION STAGE COMPANY)
                                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                                           Common Stock
                                                       --------------------   Additional
                                                         Number                 Paid-in     Options and     Accumulated
                                                       of Shares    Amount      Capital       Warrants        Deficit
                                                       ----------  --------  ------------  -------------  --------------
Balance, September 30, 2000                            18,232,776  $182,327  $  3,296,897  $    118,920   $  (3,709,581)

Common stock and option issuances as follows:
  - for cash of $1.00 per share                           192,000     1,920       190,080             -               -
  - for cash and consulting services from
      options for $0.39 per share                          33,333       333        12,737        (3,070)              -
  - for services at an average of $0.92 per share          13,700       137        12,463             -               -
  - for officer and employee compensation at
      $1.13 per share                                       5,200        52         5,828             -               -
  - for payment of accrued officer's compensation
      at $1.35 per share                                   10,000       100        13,400             -               -
  - for consulting services at an average of
      $0.77 per share                                      45,461       455        34,247             -               -
  - for directors' compensation at $0.85 per share         75,000       750        63,000             -               -
  - for modification of contract at $0.78 per share         3,000        30         2,310             -               -
  - for interest payment on contract
      at an average of $0.80 per share                     10,000       100         7,900             -               -
  - for mineral property expenses at $0.85 per share        1,000        10           840             -               -
  - for debt at $1.00 per share                           134,500     1,345       133,155             -               -

Options issued to officers, directors and
  employees for services                                        -         -             -       354,000               -

Warrants issued as follows:
  - for consulting services                                     -         -             -       170,521               -
  - for loan agreements                                         -         -             -       141,547               -
  - for extension of exercise period
      on outstanding warrants                                   -         -             -       608,058               -

Net loss for the year ended September 30, 2001                  -         -             -             -      (3,437,354)

Other comprehensive income                                      -         -             -             -               -
                                                       ----------  --------  ------------  -------------  --------------

Balance, September 30, 2001                            18,755,970   187,559     3,772,857     1,389,976      (7,146,935)

Common stock and option issuances as follows:
  - for cash at $0.10 per share                         2,500,000    25,000       225,000             -               -
  - for a loan payable at $1.00 per share                  25,000       250        24,750             -               -
  - for consulting fees payable at $0.55 per share         12,536       126         6,769             -               -
  - for mineral properties at $0.70 per share           1,100,000    11,000       759,000             -               -
  - for services at an average of $0.49 per share         112,500     1,125        53,625             -               -
  - for financing expense at an average of                 82,429       824        35,369             -               -
    $0.44 per share

Options issued to officers, directors and
  employees for services                                        -         -             -        29,528               -

Warrants issued as follows:
  - for loan agreements                                         -         -             -        55,352               -

Expiration of stock options and warrants                        -         -        91,814       (91,814)              -

Interest expense forgiven by shareholders                       -         -        42,950             -               -

Net loss for the year ended September 30, 2002                  -         -             -             -      (1,168,171)
                                                       ----------  --------  ------------  -------------  --------------

Balance, September 30, 2002                            22,588,435   225,884     5,012,134     1,383,042      (8,315,106)

Common stock issuances as follows:
  - for cash at $0.10 per share                         5,250,000    52,500       472,500             -               -
  - for consulting services at an average of              926,187     9,261       104,858             -               -
    $0.17 per share
  - for a loan payable at $0.06 per share                 169,160     1,692         7,808             -               -

Net loss for the period ended
  December 31, 2002 (unaudited)                                 -         -             -             -         (91,924)
                                                       ----------  --------  ------------  -------------  --------------

Balance, December 31, 2002 (unaudited)                 28,933,782  $289,337  $  5,597,300  $  1,383,042   $  (8,407,030)
                                                       ==========  ========  ============  =============  ==============


                                                           Other
                                                       Comprehensive
                                                        Income(loss)      Total
                                                       -------------  ------------
Balance, September 30, 2000                            $       (413)  $  (111,850)

Common stock and option issuances as follows:
  - for cash of $1.00 per share                                   -       192,000
  - for cash and consulting services from
      options for $0.39 per share                                 -        10,000
  - for services at an average of $0.92 per share                 -        12,600
  - for officer and employee compensation at
      $1.13 per share                                             -         5,880
  - for payment of accrued officer's compensation
      at $1.35 per share                                          -        13,500
  - for consulting services at an average of
      $0.77 per share                                             -        34,702
  - for directors' compensation at $0.85 per share                -        63,750
  - for modification of contract at $0.78 per share               -         2,340
  - for interest payment on contract
      at an average of $0.80 per share                            -         8,000
  - for mineral property expenses at $0.85 per share              -           850
  - for debt at $1.00 per share                                   -       134,500

Options issued to officers, directors and                         -       354,000
  employees for services

Warrants issued as follows:
  - for consulting services                                       -       170,521
  - for loan agreements                                           -       141,547
  - for extension of exercise period
      on outstanding warrants                                     -       608,058

Net loss for the year ended September 30, 2001                    -    (3,437,354)

Other comprehensive income                                      413           413
                                                       -------------  ------------

Balance, September 30, 2001                                       -    (1,796,543)

Common stock and option issuances as follows:
  - for cash at $0.10 per share                                   -       250,000
  - for a loan payable at $1.00 per share                         -        25,000
  - for consulting fees payable at $0.55 per share                -         6,895
  - for mineral properties at $0.70 per share                     -       770,000
  - for services at an average of $0.49 per share                 -        54,750
  - for financing expense at an average of                        -        36,193
    $0.44 per share

Options issued to officers, directors and                         -        29,528
  employees for services

Warrants issued as follows:
  - for loan agreements                                           -        55,352

Expiration of stock options and warrants                          -             -

Interest expense forgiven by shareholders                         -        42,950

Net loss for the year ended September 30, 2002                    -    (1,168,171)
                                                       -------------  ------------

Balance, September 30, 2002                                       -    (1,694,046)

Common stock issuances as follows:
  - for cash at $0.10 per share                                   -       525,000
  - for consulting services at an average of                      -       114,119
    $0.17 per share
  - for a loan payable at $0.06 per share                         -         9,500

Net loss for the period ended                                     -       (91,924)
                                                       -------------  ------------
  December 31, 2002 (unaudited)

Balance, December 31, 2002 (unaudited)                 $          0   $(1,137,351)
                                                       =============  ============


The accompanying notes are an integral part of these financial statements.

                                                    TREND MINING COMPANY
                                               (AN EXPLORATION STAGE COMPANY)
                                                  STATEMENTS OF CASH FLOWS


                                                                                                           Period from
                                                                                                          October 1, 1996
                                                                                                           (Inception of
                                                                       Three Months      Three Months    Exploration Stage)
                                                                           Ended            Ended               to
                                                                       December 31,      December 31,      December 31,
                                                                           2002              2001              2002
                                                                        (unaudited)       (unaudited)       (unaudited)
                                                                     -----------------  --------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $        (91,924)  $    (229,097)  $       (7,848,526)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation                                                                2,728             611               41,114
    Loss on investment sales                                                        -               -               58,928
    Loss on disposition and impairment of assets                                    -               -              188,226
    Gain on sale of mineral property claims for securities                          -            (500)                (500)
    Gain on trade-in of property and equipment                                      -               -               (7,872)
    Gain on forgiveness of debt                                              (122,354)              -             (564,428)
    Interest expense forgiven by shareholders                                       -               -               23,566
    Common stock issued for services
      and expenses                                                             81,119               -              714,668
    Common stock issued for payables                                                -           6,895               31,895
    Common stock and options issued as compensation                                 -               -              721,119
    Stock options and warrants issued for financing activities                      -           9,876              822,257
    Common stock and warrants issued to acquire mineral
      property options                                                              -               -            1,114,873
    Warrants issued for consulting fees                                             -               -              170,521
    Common stock issued for incentive fees                                          -               -               21,544
    Investment traded for services                                                  -               -               22,539
  Changes in assets and liabilities:
    Inventory                                                                       -               -                3,805
    Accounts payable                                                         (248,191)         47,516              779,198
    Accrued expenses                                                          (15,329)         11,625               11,028
    Interest payable                                                           20,827               -               43,982
                                                                     -----------------  --------------  -------------------
  Net cash used by operating activities                                      (373,124)       (153,074)          (3,652,063)
                                                                     -----------------  --------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                                 -               -               35,126
    Proceeds from sale of mineral property                                          -               -               20,000
    Purchase of furniture and equipment                                             -               -              (41,695)
    Proceeds from investments sold                                                  -               -              101,430
                                                                     -----------------  --------------  -------------------
  Net cash provided by investing activities                                         -               -              114,861
                                                                     -----------------  --------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable and short-term borrowings                          (985)           (732)              (9,741)
    Sale of warrants for common stock                                               -               -               10,000
    Proceeds from short-term borrowings                                             -         129,445            1,353,357
    Sale of common stock, subscriptions
      and exercise of options                                                 525,000               -            2,333,151
                                                                     -----------------  --------------  -------------------
  Net cash provided by financing activities                                   524,015         128,713            3,686,767
                                                                     -----------------  --------------  -------------------

NET DECREASE IN CASH                                                          150,891         (24,361)             149,565

CASH, BEGINNING OF PERIOD                                                       2,281          24,954                3,607
                                                                     -----------------  --------------  -------------------

CASH, END OF PERIOD                                                  $        153,172   $         593   $          153,172
                                                                     =================  ==============  ===================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                      $            323   $         132   $            3,835
  Income taxes paid                                                  $              0   $           0   $                0

NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Common stock and warrants issued to acquire
    mineral properties                                               $              0   $           0   $          344,873
  Common stock issued to acquire mineral property                    $              0   $           0   $          845,000
  Common stock issued for acquisition of
    mining equipment                                                 $              0   $           0   $          180,000
  Common stock issued for services and expenses                      $              0   $           0   $          633,549
  Common stock issued for investment                                 $              0   $           0   $           67,000
  Common stock issued for debt                                       $         42,500   $      31,895   $          249,737
  Common stock issued for incentive fees                             $              0   $           0   $           21,544
  Common stock and options issued as compensation                    $              0   $           0   $          691,591
  Options issued to officers, directors and employees for services   $              0   $           0   $          383,528
  Stock options  and warrants issued for financing activities        $              0   $       9,876   $          822,257
  Warrants issued for consulting fees                                $              0   $           0   $          170,521
  Deferred acquisition costs on mining property                      $              0   $           0   $           46,242
  Purchase of equipment with financing agreement                     $              0   $           0   $           21,814
  Investments received for mineral property                          $              0   $         500   $            5,500
  Investments traded for services                                    $              0   $           0   $           22,539
  Equipment for loans payable                                        $              0   $           0   $            4,500


The accompanying notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Trend Mining Company (formerly Silver Trend Mining Company) ("the Company") was originally incorporated on September 7, 1968 under the laws of the State of Montana for the purpose of acquiring, exploring and developing mining properties. From 1984 to late 1996, the Company was dormant. In November 1998, the Company changed its focus to exploration for platinum and palladium related metals. In February 1999, the Company changed its name from Silver Trend Mining Company to Trend Mining Company to better reflect the Company's change of focus to platinum group metals. The Company conducts operations primarily from its office in Post Falls, Idaho. The Company has elected a September 30 fiscal year-end.

On March 28, 2001, the Company reincorporated in Delaware. Under its amended certificate of incorporation, Trend has authorized the issuance of 100,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01, with rights and preferences to be determined by the Company's board of directors.

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

Basic and Diluted Loss per Share
--------------------------------
Basic and diluted loss per share are computed by dividing the net loss by the weighted average number of shares outstanding during the year or period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the length of time that they were outstanding.

Outstanding options and warrants representing 10,240,856 and 10,049,006 shares as of December 31, 2002 and 2001, respectively, have been excluded from the calculation of diluted loss per share as they would be antidilutive.

Cash and Cash Equivalents
-------------------------
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Compensated  Absences
---------------------
The Company's employees are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service and other factors. The Company estimates that the amount of compensation for future absences is minimal and immaterial for the periods ended December 31, 2002 and 2001. Accordingly, no liability has been recorded in the financial statements. The Company's policy is to recognize the cost of compensated absences when compensation is actually paid to employees.

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

During the periods ended December 31, 2002 and 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Exploration  Costs
------------------
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the periods ended December 31, 2002 and 2001 were $33,127 and $4,070, respectively. As of December 31, 2002, the exploration costs expensed during the Company's exploration stage were $2,797,914.

Exploration Stage Activities
----------------------------
The Company has been in the exploration stage since October 1, 1996, when the Company emerged from a period of dormancy, and has no revenues from operations. The Company is primarily engaged in the acquisition and exploration of mineral properties. Should the Company locate a commercially viable reserve, the Company would expect to actively prepare the site for extraction. The Company's accumulated deficit prior to the exploration stage was $558,504.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash, accounts payable, loans payable and accrued liabilities approximate their fair value.

Going  Concern
--------------
As shown in the accompanying financial statements, the Company has limited cash, has negative working capital, has no revenues, has incurred a net loss of $91,924 for the period ended December 31, 2002 and has an accumulated deficit of $8,407,030. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections.

Impaired  Asset  Policy
-----------------------
The Company adopted FASB statement SFAS No. 121 titled "Accounting for Impairment of Long-Lived Assets," which has been replaced by SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." In complying with these standards, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts whenever events or changes in circumstances indicate that an asset may not be recoverable. Properties are acquired and recorded at fair values negotiated in arm's length transactions. The Company expenses, as costs, the exploration and maintenance of its properties and claims. If results of exploration warrant an assessment of the carrying value of a mineral property's acquisition cost, or if the Company has an indication that a property's recorded fair value has declined, such costs will be reviewed and the related impairment, if any, will be recognized at that time.

Investment  Policies
--------------------
The Company uses the average cost method to determine the gain or loss on investment securities held as available-for-sale based upon the accumulated cost bases of specific investment accounts.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

Option and Warrant Fair Value Calculations
------------------------------------------
The Company utilizes the Black-Scholes valuation model to calculate the fair value of options and warrants issued for financing, acquisition, compensation and payment for services purposes. The parameters used in such valuations include a risk free rate of 5.5%, the assumption that no dividends are paid, exercise periods ranging from 1 week to 5.5 years depending upon the terms of the instrument issued, and a volatility factor calculated annually based on estimates of expected volatility, in accordance with SFAS No. 123. The Company used its historic volatility data to develop the 1998 estimate of 30%, consistent with its limited public trading in 1998. The volatility estimates for calculation purposes reflect an average of Company data and volatility factors reported by two other mining companies at comparable stages in their respective public trading histories, resulting in expected volatilities of 55.12% in 1999, 48.05% in 2000, 46.4% in 2001 and 50% in 2002.

Reverse  Stock  Split
---------------------
The Company's board of directors in 1999 authorized a 1 for 10 reverse stock split of its no par value common stock. See Note 4. All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the reverse stock split.

Recent  Accounting  Pronouncements
----------------------------------
In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, and as a result, SFAS No. 64, which amended SFAS No. 4, was rescinded as it was no longer necessary. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications which have economic effects similar to those of sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations, except for the need to classify debt extinguishments as ordinary.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent  Accounting  Pronouncements  (continued)
-----------------------------------------------
an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and its adoption has had no impact on the Company's financial position or results of operations.

In  November  2002,  the  FASB  issued  FASB  Interpretation  ("FIN")  No.  45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. FIN No. 45 has had no impact on the Company's financial position or results of operations as the Company has not entered into any of the aforementioned transactions.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about the effect in interim financial information. Prior to the issuance of SFAS No. 148, the Company adopted the fair value based method of accounting for stock-based employee compensation. Thus, the Company's financial reporting will not be significantly effected by SFAS 148.

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

At December 31, 2002, the Company had net deferred tax assets of approximately $1,190,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2002.

At December 31, 2002, the Company has net operating loss carryforwards of approximately $3,950,000, which expire in the years 2001 through 2021. The net operating loss carryforwards do not include expenses that are not deductible for tax purposes, such as compensation expense, in the amount of $2,398,837 attributable to options and warrants issued to employees and consultants. The Company also owes to the Internal Revenue Service employment taxes of approximately $50,000 as of December 31, 2002.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification
----------------
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Interim  Financial  Statements
------------------------------
The interim financial statements for the period ended December 31, 2002, included herein, have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

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

The Company additionally staked and claimed 42 unpatented mining claims known as the Spruce Mountain claims, 159 unpatented mining claims known as the Centennial West claims (dropped on September 1, 2002), 34 unpatented mining claims at the Douglas Creek property and 121 unpatented mining claims known as the Keystone property. These claims are also located in Albany County,

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 3 - MINERAL PROPERTIES (CONTINUED)

Wyoming  Properties  (continued)
--------------------------------
Wyoming. As of December 31, 2002, the Company owns a total of 804 unpatented mining claims in Albany County, Wyoming.

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

During the year ended September 30, 2000, the Company located and staked 211 claims in Stillwater County Montana. During the year ended September 30, 2001, 172 claims were staked and added, and 304 claims were abandoned. In September 2002, the Company abandoned all of its interests in the Stillwater County claims.

During the year ended September 30, 2002, the Company entered into an agreement in which the Company acquired a 100% interest in four mineral leases covering a total of 920 acres in Missoula County, Montana.

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

Nevada  Properties
------------------
During the year ended September 30, 1999, the Company entered into an agreement whereby Mountain Gold Exploration would explore and stake claims, transferring title to the Company upon completion

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 3 - MINERAL PROPERTIES (CONTINUED)

Nevada  Properties  (continued)
-------------------------------
thereof. Transactions were finalized for 13 claims known as the Hardrock Johnson Property located in Clark County, Nevada.

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

Canadian  Property
------------------
In August 2000, the Company entered into an agreement whereby Spectra Management Corporation would, on behalf of the Company, explore and stake five claims comprising about 67,000 acres in northern Saskatchewan. This property is now known as the Peter Lake Claims. The Company abandoned these claims in September 2002. In December 2002, the Company restaked these claims. Exploration commitments totaling $268,000 must be completed by December 2004 as a condition of acquiring these claims.

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

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 4 - CAPITAL STOCK (CONTINUED)

Preferred Stock (continued)
---------------------------
One share of Series A preferred stock was issued to Mr. Thomas S. Kaplan under an agreement which requires the holder's approval of all common and preferred stock and equity issuances until such time as Mr. Kaplan, Electrum LLC or Mr.
Asher B. Edelman no longer beneficially own more than twenty percent of the Company's outstanding stock. Holders of the Company's common stock will vote on the continued existence of the Series A preferred stock at each subsequent annual meeting. In the event that the Company's preferred stock is not continued, the outstanding share of Series A preferred stock can be tendered for one share of the Company's common stock. In October 2002, this one and only share of outstanding preferred stock was cancelled at the holder's request.

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

During the period ended December 31, 2002, the Company issued 5,250,000 shares of common stock for $525,000 cash, 926,187 shares of common stock valued at $114,119 for consulting services, and 169,160 shares of common stock for a loan payable of $9,500.

During the year ended September 30, 2002, the Company issued 25,000 shares of common stock valued at $25,000 for a note payable, 12,536 shares of common stock valued at $6,895 for accounts payable, 1,100,000 shares of common stock valued at $770,000 for mineral property, 112,500 shares of common stock valued at $54,750 for services, 82,429 shares of common stock valued at $36,193 for financing expense, and 2,500,000 shares of common stock for $250,000 cash.

During the year ended September 30, 2001, the Company issued 69,161 shares of common stock valued at $60,802 for services, 5,200 shares of common stock valued at $5,880 as compensation, 33,333 shares of common stock from options exercised by an employee for cash of $10,000, 75,000 shares valued at $63,750 to directors as compensation, 3,000 shares valued at $2,340 to modify an agreement, 10,000 shares valued at $8,000 in lieu of interest on unpaid invoices, 1,000 shares valued at $850 for mineral property expenses, 192,000 shares of common stock sold for $192,000 cash as a private placement, and 134,500 shares of common stock valued at $134,500 for loans payable.

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

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 4 - CAPITAL STOCK (CONTINUED)

                                                                                 COMMON   ADDITIONAL
                                                         NUMBER OF  PRICE PER    STOCK     PAID-IN      TOTAL     NUMBER OF
                                             ISSUE DATE   SHARES      SHARE      AMOUNT    CAPITAL      AMOUNT     OPTIONS
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------

BALANCE, OCTOBER 1, 1996                                 1,754,242  $        -  $17,542  $   663,218  $  680,760
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------

CS for Cash                                  03/25/1997    200,000        0.50    2,000       98,000     100,000
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Payment of liabilities
and expenses                                 09/30/1997     45,511        0.50      455       22,301      22,756
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------

BALANCE SEPTEMBER 30, 1997                               1,999,753               19,998      783,518     803,516
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------

CS for Mineral property                      07/23/1998    150,000        0.50    1,500       73,500      75,000
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Cash                                  07/23/1998      7,500        0.20       75        1,425       1,500
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Lease termination                     07/23/1998     12,000        0.50      120        5,880       6,000
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Debt                                  07/23/1998     80,000        0.50      800       39,200      40,000
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
OPT for Financing                            09/24/1998                                                             180,000
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Compensation                          09/30/1998      9,000        0.50       90        4,410       4,500
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------

BALANCE September 30, 1998                               2,258,253               22,583      907,933     930,516    180,000
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------

CS for Debt, investment and expenses         10/12/1998      9,210        0.30       92        2,671       2,763
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Equipment                             10/30/1998    600,000        0.30    6,000      174,000     180,000
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Cash                                  11/28/1998      5,000        0.20       50          950       1,000
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Officers' compensation                12/31/1998     30,858        0.44      309       13,191      13,500
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Directors' compensation               01/25/1999     16,500        0.25      165        3,960       4,125
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Officers' compensation                01/31/1999      8,572        0.35       86        2,914       3,000
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Officers' compensation                03/31/1999     24,000        0.25      240        5,760       6,000
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Consulting services                   03/31/1999      6,000        0.25       60        1,440       1,500
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Consulting services                   04/30/1999     32,000        0.28      320        8,640       8,960
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Officers' compensation                04/30/1999     12,000        0.28      120        3,240       3,360
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Consulting services                   05/31/1999     73,333        0.25      733       17,600      18,333
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Consulting services                   06/30/1999     34,353        0.25      344        8,244       8,588
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Officers' compensation                06/30/1999     50,000        0.16      500        7,500       8,000
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Consulting services                   06/30/1999     95,833        0.16      958       14,375      15,333
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Consulting services                   07/06/1999      5,000        0.25       50        1,200       1,250
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
OPT for Financing activities                 07/22/1999                                                              50,000
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Mineral property option               07/27/1999    715,996        0.13    7,160       82,471      89,631
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Cash                                  07/29/1999     33,333        0.15      333        4,667       5,000
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Consulting services                   07/30/1999    146,603        0.12    1,466       16,126      17,592
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Consulting services                   07/31/1999    133,697        0.12    1,337       14,707      16,044
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Officers' compensation                07/31/1999     41,667        0.12      417        4,583       5,000
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Cash                                  08/04/1999     16,667        0.15      167        2,333       2,500
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Rent                                  08/09/1999      1,000        0.25       10          240         250
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
OPT for Financing activities                 08/13/1999                                                             100,000
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Cash                                  08/15/1999     50,000        0.05      500        2,000       2,500
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Consulting services                   08/17/1999      5,000        0.25       50        1,200       1,250
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Cash                                  08/17/1999    100,000        0.05    1,000        4,000       5,000
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Cash                                  08/26/1999    100,000        0.10    1,000        9,000      10,000
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Consulting services                   08/31/1999    159,750        0.25    1,598       38,341      39,938
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Prepaid expenses                      09/10/1999     50,000        0.33      500       16,000      16,500
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Cash                                  09/10/1999     50,000        0.10      500        4,500       5,000
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Cash                                  09/13/1999    200,000        0.05    2,000        8,000      10,000
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Consulting services                   09/30/1999     80,053        0.26      801       20,013      20,814
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Officers' compensation                09/30/1999    133,333        0.26    1,333       33,334      34,667
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------
CS for Consulting services                   09/30/1999     67,500        0.26      675       16,875      17,550
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------

BALANCE SEPTEMBER 30, 1999                               5,345,511               53,455    1,452,009   1,505,464    330,000
-------------------------------------------  ----------  ---------  ----------  -------  -----------  ----------  ---------


                                             NUMBER OF  VALUE OF
                                             WARRANTS   OPTIONS/
                                                        WARRANTS
-------------------------------------------  ---------  ---------
BALANCE, OCTOBER 1, 1996                                $       -
-------------------------------------------  ---------  ---------

CS for Cash
-------------------------------------------  ---------  ---------
CS for Payment of liabilities and expenses
-------------------------------------------  ---------  ---------

BALANCE SEPTEMBER 30, 1997
-------------------------------------------  ---------  ---------

CS for Mineral property
-------------------------------------------  ---------  ---------
CS for Cash
-------------------------------------------  ---------  ---------
CS for Lease termination
-------------------------------------------  ---------  ---------
CS for Debt
-------------------------------------------  ---------  ---------
OPT for Financing                                           2,659
-------------------------------------------  ---------  ---------
CS for Compensation
-------------------------------------------  ---------  ---------

BALANCE September 30, 1998                                  2,659
-------------------------------------------  ---------  ---------

CS for Debt, investment and expenses
-------------------------------------------  ---------  ---------
CS for Equipment
-------------------------------------------  ---------  ---------
CS for Cash
-------------------------------------------  ---------  ---------
CS for Officers' compensation
-------------------------------------------  ---------  ---------
CS for Directors' compensation
-------------------------------------------  ---------  ---------
CS for Officers' compensation
-------------------------------------------  ---------  ---------
CS for Officers' compensation
-------------------------------------------  ---------  ---------
CS for Consulting services
-------------------------------------------  ---------  ---------
CS for Consulting services
-------------------------------------------  ---------  ---------
CS for Officers' compensation
-------------------------------------------  ---------  ---------
CS for Consulting services
-------------------------------------------  ---------  ---------
CS for Consulting services
-------------------------------------------  ---------  ---------
CS for Officers' compensation
-------------------------------------------  ---------  ---------
CS for Consulting services
-------------------------------------------  ---------  ---------
CS for Consulting services
-------------------------------------------  ---------  ---------
OPT for Financing activities
-------------------------------------------  ---------  ---------
CS for Mineral property option
-------------------------------------------  ---------  ---------
CS for Cash
-------------------------------------------  ---------  ---------
CS for Consulting services
-------------------------------------------  ---------  ---------
CS for Consulting services
-------------------------------------------  ---------  ---------
CS for Officers' compensation
-------------------------------------------  ---------  ---------
CS for Cash
-------------------------------------------  ---------  ---------
CS for Rent
-------------------------------------------  ---------  ---------
OPT for Financing activities
-------------------------------------------  ---------  ---------
CS for Cash
-------------------------------------------  ---------  ---------
CS for Consulting services
-------------------------------------------  ---------  ---------
CS for Cash
-------------------------------------------  ---------  ---------
CS for Cash
-------------------------------------------  ---------  ---------
CS for Consulting services
-------------------------------------------  ---------  ---------
CS for Prepaid expenses
-------------------------------------------  ---------  ---------
CS for Cash
-------------------------------------------  ---------  ---------
CS for Cash
-------------------------------------------  ---------  ---------
CS for Consulting services
-------------------------------------------  ---------  ---------
CS for Officers' compensation
-------------------------------------------  ---------  ---------
CS for Consulting services
-------------------------------------------  ---------  ---------

BALANCE SEPTEMBER 30, 1999                                  2,659
-------------------------------------------  ---------  ---------

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 4 - CAPITAL STOCK (CONTINUED)

                                                                                          COMMON    ADDITIONAL
                                                                  NUMBER OF    PRICE PER   STOCK      PAID-IN      TOTAL
                                                     ISSUE DATE     SHARES       SHARE     AMOUNT     CAPITAL      AMOUNT
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
BALANCE SEPTEMBER 30, 1999                                        5,345,511   $        -  $ 53,455  $ 1,452,009  $1,505,464
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------

CS for Consulting services                           10/04/1999      50,000         0.26       500       12,500      13,000
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Cash                                          10/22/1999      25,000         0.20       250        4,750       5,000
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Consulting services                           10/31/1999     273,675         0.31     2,737       82,103      84,840
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Officers' compensation                        11/30/1999      52,694         0.31       527       15,807      16,334
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Consulting services                           11/30/1999       4,327         0.31        43        1,298       1,341
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS, OPT & WAR for Cash                               12/31/1999   1,000,000        0.012    10,000        2,414      12,414
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Consulting services                           12/31/1999       1,200         0.35        12          408         420
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Consulting services                           01/04/2000      15,000         0.28       150        4,050       4,200
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Investments                                   01/15/2000     200,000         0.33     2,000       64,000      66,000
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Incentive fees                                01/17/2000      65,285         0.33       653       20,891      21,544
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
OPT Expiration                                       01/22/2000
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Cash                                          01/25/2000      14,286         0.35       143        4,857       5,000
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Cash from options                             02/22/2000   1,000,000        0.142    10,000      131,900     141,900
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS & OPT for Employees' compensation                 02/25/2000      16,667         0.66       167       10,833      11,000
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Consulting services                           02/29/2000      10,000         0.72       100        7,100       7,200
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Mineral property                              03/24/2000      50,000         1.03       500       51,000      51,500
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Cash from options                             03/27/2000   2,500,000        0.142    25,000      329,750     354,750
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Consulting services                           03/31/2000      75,000         0.81       750       60,000      60,750
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Officers' compensation                        03/31/2000       3,000         0.81        30        2,400       2,430
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Mineral property                              04/04/2000      50,000         0.75       500       37,000      37,500
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS & OPT for Directors' compensation                 04/11/2000     150,000         0.70     1,500      103,500     105,000
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Deferred mineral property acquisition costs   05/08/2000     129,938        0.125     1,299       14,943      16,242
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Consulting services                           05/15/2000       9,975         0.63       100        6,184       6,284
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Cash                                          06/26/2000     416,961        0.056     4,170       19,361      23,531
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS & WAR for Modification of stockholder agreement   06/26/2000     200,000         0.60     2,000      118,000     120,000
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
OPT & WAR for Modification of stockholder agreement  06/27/2000
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Cash from options                             06/29/2000   1,597,588        0.064    15,976       86,740     102,716
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Officers' compensation                        06/30/2000       9,000         0.81        90        7,185       7,275
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Consulting services                           06/30/2000       1,000         0.70        10          690         700
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
OPT Agreement Modification                           07/07/2000
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Cash from options                             07/14/2000      10,000         0.30       100        2,900       3,000
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Cash from options                             07/21/2000   1,800,000        0.122    18,000      201,060     219,060
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Cash from options                             07/26/2000     650,000        0.122     6,500       72,605      79,105
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Officers' compensation                        07/31/2000       3,000         1.24        30        3,690       3,720
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Cash from options                             08/01/2000      50,000         0.15       500        7,000       7,500
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Cash from options                             08/01/2000      50,000         0.30       500       14,500      15,000
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Cash from options                             08/14/2000      90,000        0.122       900       10,053      10,953
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Cash from options                             08/24/2000   1,000,000        0.122    10,000      111,700     121,700
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Directors' compensation                       08/25/2000       1,500         1.00        15        1,485       1,500
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Cash from options                             08/31/2000      15,000         0.30       150        4,350       4,500
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Officers' compensation                        08/31/2000       1,000         1.13        10        1,120       1,130
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Cash from options                             09/22/2000   1,200,174        0.122    12,002      134,720     146,722
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Consulting services                           09/22/2000      90,000         1.45       900       72,000      72,900
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS for Officers' compensation                        09/30/2000       6,000         1.35        60        8,040       8,100
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
Cash for Warrants                                    09/30/2000
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------
CS/ WAR Adjustment                                   09/30/2000          (5)
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------

BALANCE SEPTEMBER 30, 2000                                       18,232,776                182,328    3,296,897   3,479,225
---------------------------------------------------  ----------  -----------  ----------  --------  -----------  ----------


                                                                              VALUE OF
                                                      NUMBER OF   NUMBER OF   OPTIONS/
                                                       OPTIONS    WARRANTS    WARRANTS
---------------------------------------------------  -----------  ---------  ----------
BALANCE SEPTEMBER 30, 1999                              330,000              $   2,659
---------------------------------------------------  -----------  ---------  ----------

CS for Consulting services
---------------------------------------------------  -----------  ---------  ----------
CS for Cash
---------------------------------------------------  -----------  ---------  ----------
CS for Consulting services
---------------------------------------------------  -----------  ---------  ----------
CS for Officers' compensation
---------------------------------------------------  -----------  ---------  ----------
CS for Consulting services
---------------------------------------------------  -----------  ---------  ----------
CS, OPT & WAR for Cash                                8,108,000   6,250,000     87,586
---------------------------------------------------  -----------  ---------  ----------
CS for Consulting services
---------------------------------------------------  -----------  ---------  ----------
CS for Consulting services
---------------------------------------------------  -----------  ---------  ----------
CS for Investments
---------------------------------------------------  -----------  ---------  ----------
CS for Incentive fees
---------------------------------------------------  -----------  ---------  ----------
OPT Expiration                                          (50,000)
---------------------------------------------------  -----------  ---------  ----------
CS for Cash
---------------------------------------------------  -----------  ---------  ----------
CS for Cash from options                             (1,000,000)                (1,900)
---------------------------------------------------  -----------  ---------  ----------
CS & OPT for Employees' compensation                     33,333                  3,070
---------------------------------------------------  -----------  ---------  ----------
CS for Consulting services
---------------------------------------------------  -----------  ---------  ----------
CS for Mineral property
---------------------------------------------------  -----------  ---------  ----------
CS for Cash from options                             (2,500,000)                (4,750)
---------------------------------------------------  -----------  ---------  ----------
CS for Consulting services
---------------------------------------------------  -----------  ---------  ----------
CS for Officers' compensation
---------------------------------------------------  -----------  ---------  ----------
CS for Mineral property
---------------------------------------------------  -----------  ---------  ----------
CS & OPT for Directors' compensation                     67,000                 12,750
---------------------------------------------------  -----------  ---------  ----------
CS for Deferred mineral property acquisition costs
---------------------------------------------------  -----------  ---------  ----------
CS for Consulting services
---------------------------------------------------  -----------  ---------  ----------
CS for Cash
---------------------------------------------------  -----------  ---------  ----------
CS & WAR for Modification of stockholder agreement                  200,000     30,000
---------------------------------------------------  -----------  ---------  ----------
OPT & WAR for Modification of stockholder agreement   1,729,762   1,729,761     14,641
---------------------------------------------------  -----------  ---------  ----------
CS for Cash from options                             (1,597,588)                (2,716)
---------------------------------------------------  -----------  ---------  ----------
CS for Officers' compensation
---------------------------------------------------  -----------  ---------  ----------
CS for Consulting services
---------------------------------------------------  -----------  ---------  ----------
OPT Agreement Modification                             (127,500)
---------------------------------------------------  -----------  ---------  ----------
CS for Cash from options                                (10,000)
---------------------------------------------------  -----------  ---------  ----------
CS for Cash from options                             (1,800,000)               (12,060)
---------------------------------------------------  -----------  ---------  ----------
CS for Cash from options                               (650,000)                (4,355)
---------------------------------------------------  -----------  ---------  ----------
CS for Officers' compensation
---------------------------------------------------  -----------  ---------  ----------
CS for Cash from options                                (50,000)
---------------------------------------------------  -----------  ---------  ----------
CS for Cash from options                                (50,000)
---------------------------------------------------  -----------  ---------  ----------
CS for Cash from options                                (90,000)                  (603)
---------------------------------------------------  -----------  ---------  ----------
CS for Cash from options                             (1,000,000)                (6,700)
---------------------------------------------------  -----------  ---------  ----------
CS for Directors' compensation
---------------------------------------------------  -----------  ---------  ----------
CS for Cash from options                                (15,000)
---------------------------------------------------  -----------  ---------  ----------
CS for Officers' compensation
---------------------------------------------------  -----------  ---------  ----------
CS for Cash from options                             (1,200,174)                (8,702)
---------------------------------------------------  -----------  ---------  ----------
CS for Consulting services
---------------------------------------------------  -----------  ---------  ----------
CS for Officers' compensation
---------------------------------------------------  -----------  ---------  ----------
Cash for Warrants                                                               10,000
---------------------------------------------------  -----------  ---------  ----------
CS/ WAR Adjustment
---------------------------------------------------  -----------  ---------  ----------

BALANCE SEPTEMBER 30, 2000                              127,833   8,179,761    118,920
---------------------------------------------------  -----------  ---------  ----------

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE  4  -  CAPITAL  STOCK  (CONTINUED)

                                                                                          COMMON
                                                                 NUMBER OF   PRICE PER    STOCK       ADDITIONAL       TOTAL
                                                     ISSUE DATE    SHARES      SHARE      AMOUNT   PAID-IN CAPITAL     AMOUNT
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
BALANCE SEPTEMBER 30, 2000                                       18,232,776  $        -  $182,328  $      3,296,897  $3,479,225
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------

CS for Cash from options                             10/10/2000      33,333        0.39       333            12,737      13,070
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Consulting services                           10/15/2000      10,000        1.15       100            11,400      11,500
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Officers' compensation                        10/31/2000       3,000        1.30        30             3,870       3,900
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
WAR for Consulting services                          11/01/2000
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Employees' compensation                       12/06/2000       2,200        0.90        22             1,958       1,980
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Cash                                          12/20/2000     100,000        1.00     1,000            99,000     100,000
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
WAR for Consulting services                          12/31/2000
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Consulting services                           01/02/2001      10,000        1.35       100            13,400      13,500
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Cash                                          01/11/2001      47,000        1.00       470            46,530      47,000
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Consulting services                           01/11/2001       3,407        1.00        34             3,373       3,407
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Consulting services                           01/23/2001         604        1.10         6               658         664
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Cash                                          01/24/2001      25,000        1.00       250            24,750      25,000
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
WAR for Loan agreements                              02/01/2001
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Cash                                          02/06/2001      20,000        1.00       200            19,800      20,000
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Consulting services                           02/06/2001         483        1.00         5               478         483
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Directors' compensation                       02/23/2001      75,000        0.85       750            63,000      63,750
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
OPT for Director, officer and employee compensation  02/23/2001
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
WAR for Loan agreements                              03/12/2001
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
WAR Extension of exercise period                     03/12/2001
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Modification of contract                      03/22/2001       3,000        0.78        30             2,310       2,340
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Interest payments                               04/03/01       5,000        0.83        50             4,100       4,150
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Consulting Services                             04/13/01         967        0.98        10               938         948
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Mineral Property Expense                        05/11/01       1,000        0.85        10               840         850
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
WAR for Loan agreement                                 07/01/01
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Services                                        07/31/01      40,000        0.73       400            28,800      29,200
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Interest payments                               08/08/01       5,000        0.77        50             3,800       3,850
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
WAR Attached to note                                   08/16/01
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Services                                        08/28/01       3,700        0.30        37             1,063       1,100
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Loans Payable                                   08/31/01      92,000        1.00       920            91,080      92,000
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Loans Payable                                   09/28/01      42,500        1.00       425            42,075      42,500
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
Options Expired
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------

BALANCE SEPTEMBER 30, 2001                                       18,755,970               187,559         3,772,857   3,960,416
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------

CS for Note Payable                                    10/08/01      25,000        1.00       250            24,750      25,000
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Payable                                         10/24/01      12,536        0.55       126             6,769       6,895
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
WAR for Loan agreements                                11/01/01
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
WAR Cancelled                                          11/15/01                                               2,750       2,750
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Financing expense                                1/25/02      64,429        0.45       644            28,349      28,993
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
Interest Expense forgiven by shareholders               1/30/02                                              42,950      42,950
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
WAR Issued                                              1/30/02
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Financing expense                                 2/8/02      18,000        0.40       180             7,020       7,200
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Services                                          2/8/02      60,000        0.40       600            23,400      24,000
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Services                                         2/22/02      20,000        0.40       200             7,800       8,000
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
OPT for Director, officer and employee compensation     3/12/02
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
Options Expired                                         3/12/02                                              59,063      59,063
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Mineral properties                               3/20/02   1,100,000        0.70    11,000           759,000     770,000
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Services                                         5/12/02      32,500        0.70       325            22,425      22,750
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
WAR for Loan agreements                                 6/30/02
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
WAR Expired                                             6/30/02                                              30,001      30,001
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
Options Expired                                         7/19/02
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------
CS for Cash                                             9/30/02   2,500,000        0.10    25,000           225,000     250,000
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------

BALANCE SEPTEMBER 30, 2002                                       22,588,435              $225,884  $      5,012,134  $5,238,018
---------------------------------------------------  ----------  ----------  ----------  --------  ----------------  ----------


                                                                              VALUE OF
                                                     NUMBER OF   NUMBER OF    OPTIONS/
                                                      OPTIONS     WARRANTS    WARRANTS
---------------------------------------------------  ----------  ----------  -----------
BALANCE SEPTEMBER 30, 2000                             127,833   8,179,761   $  118,920
---------------------------------------------------  ----------  ----------  -----------

CS for Cash from options                               (33,333)                  (3,070)
---------------------------------------------------  ----------  ----------  -----------
CS for Consulting services
---------------------------------------------------  ----------  ----------  -----------
CS for Officers' compensation
---------------------------------------------------  ----------  ----------  -----------
WAR for Consulting services                                        250,000      123,775
---------------------------------------------------  ----------  ----------  -----------
CS for Employees' compensation
---------------------------------------------------  ----------  ----------  -----------
CS for Cash
---------------------------------------------------  ----------  ----------  -----------
WAR for Consulting services                                        180,000       46,746
---------------------------------------------------  ----------  ----------  -----------
CS for Consulting services
---------------------------------------------------  ----------  ----------  -----------
CS for Cash
---------------------------------------------------  ----------  ----------  -----------
CS for Consulting services
---------------------------------------------------  ----------  ----------  -----------
CS for Consulting services
---------------------------------------------------  ----------  ----------  -----------
CS for Cash
---------------------------------------------------  ----------  ----------  -----------
WAR for Loan agreements                                            285,000       76,551
---------------------------------------------------  ----------  ----------  -----------
CS for Cash
---------------------------------------------------  ----------  ----------  -----------
CS for Consulting services
---------------------------------------------------  ----------  ----------  -----------
CS for Directors' compensation
---------------------------------------------------  ----------  ----------  -----------
OPT for Director, officer and employee compensation  1,200,000                  354,000
---------------------------------------------------  ----------  ----------  -----------
WAR for Loan agreements                                             50,000       13,430
---------------------------------------------------  ----------  ----------  -----------
WAR Extension of exercise period                                                608,058
---------------------------------------------------  ----------  ----------  -----------
CS for Modification of contract
---------------------------------------------------  ----------  ----------  -----------
CS for Interest payments
---------------------------------------------------  ----------  ----------  -----------
CS for Consulting Services
---------------------------------------------------  ----------  ----------  -----------
CS for Mineral Property Expense
---------------------------------------------------  ----------  ----------  -----------
WAR for Loan agreement                                             185,000       45,079
---------------------------------------------------  ----------  ----------  -----------
CS for Services
---------------------------------------------------  ----------  ----------  -----------
CS for Interest payments
---------------------------------------------------  ----------  ----------  -----------
WAR Attached to note                                                90,000        6,487
---------------------------------------------------  ----------  ----------  -----------
CS for Services
---------------------------------------------------  ----------  ----------  -----------
CS for Loans Payable
---------------------------------------------------  ----------  ----------  -----------
CS for Loans Payable
---------------------------------------------------  ----------  ----------  -----------
Options Expired                                       (319,700)
---------------------------------------------------  ----------  ----------  -----------

BALANCE SEPTEMBER 30, 2001                             974,800   9,219,761    1,389,976
---------------------------------------------------  ----------  ----------  -----------

CS for Note Payable
---------------------------------------------------  ----------  ----------  -----------
CS for Payable
---------------------------------------------------  ----------  ----------  -----------
WAR for Loan agreements                                            129,445        9,876
---------------------------------------------------  ----------  ----------  -----------
WAR Cancelled                                                     (275,000)      (2,750)
---------------------------------------------------  ----------  ----------  -----------
CS for Financing expense
---------------------------------------------------  ----------  ----------  -----------
Interest Expense forgiven by shareholders
---------------------------------------------------  ----------  ----------  -----------
WAR Issued                                                         180,000       21,660
---------------------------------------------------  ----------  ----------  -----------
CS for Financing expense
---------------------------------------------------  ----------  ----------  -----------
CS for Services
---------------------------------------------------  ----------  ----------  -----------
CS for Services
---------------------------------------------------  ----------  ----------  -----------
OPT for Director, officer and employee compensation    307,800                   29,528
---------------------------------------------------  ----------  ----------  -----------
Options Expired                                       (196,863)                 (59,063)
---------------------------------------------------  ----------  ----------  -----------
CS for Mineral properties
---------------------------------------------------  ----------  ----------  -----------
CS for Services
---------------------------------------------------  ----------  ----------  -----------
WAR for Loan agreements                                            113,413       23,816
---------------------------------------------------  ----------  ----------  -----------
WAR Expired                                                       (200,000)     (30,001)
---------------------------------------------------  ----------  ----------  -----------
Options Expired                                        (12,500)
---------------------------------------------------  ----------  ----------  -----------
CS for Cash
---------------------------------------------------  ----------  ----------  -----------

BALANCE SEPTEMBER 30, 2002                           1,073,237   9,167,619   $1,383,042
---------------------------------------------------  ----------  ----------  -----------

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 4 - CAPITAL STOCK (CONTINUED)

                                                                COMMON
                                        NUMBER OF   PRICE PER   STOCK      ADDITIONAL                     NUMBER OF  NUMBER OF
                            ISSUE DATE    SHARES      SHARE     AMOUNT   PAID-IN CAPITAL   TOTAL AMOUNT    OPTIONS   WARRANTS
--------------------------  ----------  ----------  ---------  --------  ----------------  -------------  ---------  ---------
BALANCE SEPTEMBER 30, 2002              22,588,435             $225,884  $      5,012,134  $   5,238,018  1,073,237  9,167,619
--------------------------  ----------  ----------  ---------  --------  ----------------  -------------  ---------  ---------

CS for Cash                   12/31/02   5,250,000       0.10    52,500           472,500        525,000
--------------------------  ----------  ----------  ---------  --------  ----------------  -------------  ---------  ---------
CS for Services               12/31/02     926,187       0.17     9,261           104,858        114,119
--------------------------  ----------  ----------  ---------  --------  ----------------  -------------  ---------  ---------
CS for Loan Payable           12/31/02     169,160       0.06     1,692             7,808          9,500
--------------------------  ----------  ----------  ---------  --------  ----------------  -------------  ---------  ---------

BALANCE DECEMBER 31, 2002               28,933,782             $289,337  $      5,597,300  $   5,886,637  1,073,237  9,167,619
--------------------------  ----------  ----------  ---------  --------  ----------------  -------------  ---------  ---------


                             VALUE OF
                             OPTIONS/
                             WARRANTS
--------------------------  ----------
BALANCE SEPTEMBER 30, 2002  $1,383,042
--------------------------  ----------

CS for Cash
--------------------------  ----------
CS for Services
--------------------------  ----------
CS for Loan Payable
--------------------------  ----------

BALANCE DECEMBER 31, 2002   $1,383,042
--------------------------  ----------


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

On January 8, 2002, a stockholder loaned the Company $30,000. This loan bears interest at 8% per annum and is due upon the Company's completion of a private equity placement and concurrently and proportionally with any amounts repaid to Electrum LLC or any others having provided similar loans to the Company.
Attached to each dollar of debt is a warrant with a strike price of $1.50, exercisable through January 9, 2004. The lender may also elect to be repaid partially or completely in "units" of Trend securities, at the rate of one unit per each $1.25 owed. Each unit would consist of one share of common stock and a warrant to purchase one share of common stock at $1.50 per share, originally exercisable through September 30, 2006. On January 30, 2002, the aforementioned stockholder forgave interest due in the amount of $138 in exchange for the adjustment to the conversion feature, such as Electrum was granted, which is explained later in this Note.

During 2002, LCM Holdings, LLC loaned the Company $113,413. This debt has the warrants and conversion feature attached to them, as described in The January 30, 2002 Financing Agreement, which is explained later in this Note.

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

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

On August 16, 2001, a stockholder loaned the Company $90,000 and received a note and one warrant for each dollar of debt, with a strike price of $1.50, exercisable through June 9, 2004. The fair value of these warrants, estimated on the grant date using the Black-Scholes Option Price Calculation, was $6,487. This same stockholder, on October 2, 2001, loaned the Company an additional $10,000 under the same terms as the $90,000 loan. The warrants attached to the October loan are exercisable until January 9, 2004. The fair value of these warrants, estimated on the grant date using the Black-Scholes Option Price
Calculation, was $840. See Note 6. On January 30, 2002, this stockholder forgave interest due her in the amount of $3,299 in exchange for the adjustment to the conversion feature, such as Electrum was granted, which is explained later in this Note.

LCM Holdings, LLC loaned the Company $119,445 on October 22, 2001 and received a note and one warrant for each dollar of debt, with a strike price of $1.50, exercisable through January 9, 2004. The fair value of these warrants, estimated on the grant date using the Black-Scholes Option Price Calculation, was $9,036. On January 30, 2002, LCM Holdings, LLC forgave interest due in the amount of $2,129 for the adjustment to the conversion feature, such as Electrum was granted, which is explained later in this Note.

On November 8, 2000, effective November 1, 2000, the Company entered into a 24-month agreement with Eurofinance Inc. under which the entity would assist the Company with certain investment community matters in return for a monthly fee of $5,000, plus expenses, and warrants to purchase 820,000 shares of common stock at $1.50 per share. The warrants were exercisable until November 1, 2005. In early January 2001, this agreement was terminated, with the Company no longer obligated for the remaining monthly fees, and with only the warrants for 250,000 shares that vested on November 1, 2000 remaining outstanding. The fair value of these warrants, estimated on the grant date using the Black-Scholes Option Price Calculation, was $123,775.

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

Electrum exercised its option and acquired 3,500,000 shares of the Company's common stock in February and March of 2000. Pursuant to the terms of the stock purchase agreement, Electrum received an option to purchase up to an additional 4,608,000 shares of common stock. This agreement was subsequently

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

Electrum LLC/Tigris Financial Group Ltd. (continued)
----------------------------------------------------
modified to enable Electrum to acquire up to an additional 1,597,588 shares at $0.062 per share and to acquire up to 4,740,174 shares at an exercise price of $0.115 per share. In addition, the option to purchase warrants was modified to enable Electrum to purchase, for $10,000, warrants to buy up to 7,979,761 shares at an exercise price of $0.40 per share until September 20, 2003. The Company utilized the Black-Scholes Option Price Calculation to estimate the fair value of the modifications as of the grant date and recorded $4,262 for the options and $10,379 for the warrants. The $14,641 total amount was charged as a financing expense.

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

As of December 31, 2002, Tigris and Electrum own approximately 41% of the Company's outstanding common stock and, assuming that Electrum exercises its warrants and that the Company has issued no other shares, would own approximately 61% of the Company's resultant (fully diluted) outstanding common stock.

Tigris and Electrum have the right to proportional representation on the Company's board of directors and registration rights for all of the Company's common stock acquired through the agreement held by them.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

Electrum LLC/Tigris Financial Group Ltd. (continued)
----------------------------------------------------
Warrants for 250,000 shares of common stock with a strike price of $1.50 and warrants for 25,000 shares of common stock with a strike price of $0.40 were cancelled in a letter dated November 15, 2001. Prior to cancellation, these had been assigned by Electrum LLC to Eurofinance, which in turn had assigned them to a third party holder at the time of cancellation.

Following is a summary of stock options for the periods ended December 31, 2002 and September 30, 2002:

                                                              Weighted Average
                                           Number of Shares    Exercise Price
                                           -----------------  -----------------
Outstanding at October 1, 2001                      974,800   $            0.86
Granted                                             307,800                0.80
Exercised                                                 -                   -
Expired                                            (209,363)               0.86
                                           -----------------  -----------------
Outstanding at September 30, 2002                 1,073,237   $            0.85
                                           =================  =================
Options exercisable at September 30, 2002         1,073,237   $            0.85
                                           =================  =================

Outstanding at October 1, 2002                    1,073,237   $            0.85
Granted                                                   -                   -
Exercised                                                 -                   -
Expired                                                   -                   -
                                           -----------------  -----------------
Outstanding at December 31, 2002                  1,073,237   $            0.85
                                           =================  =================
Options exercisable at December 31, 2002          1,073,237   $            0.85
                                           =================  =================

Options exercisable:
    -On or before April 15, 2003                     67,000   $            0.50
    -On or before February 23, 2004                 806,237   $            0.80
    -On or before March 3, 2006                     200,000   $            0.80


                              Shares Issuable
Equity Compensation Plans    Upon Exercise of    Weighted Average    Available
Approved by Shareholders    Outstanding Options   Exercise Price    for Issuance
--------------------------  -------------------  -----------------  ------------

2000 Equity Incentive Plan            1,073,237  $            0.85     3,926,763
                            -------------------                     ------------
Total                                 1,073,237                        3,926,763
                            ===================                     ============

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE  6  -  RELATED  PARTY  TRANSACTIONS

Calumet Mining Company and Western Goldfields, Inc.
---------------------------------------------------
The Company sold its Pyramid Mine claims on November 12, 2001 to Calumet Mining Company for 50,000 shares of common stock of Calumet Mining Company, which were valued at $500. This company's stock was subsequently acquired by Western Goldfields, Inc. on a 1 for 2 basis. As a result, the Company now holds 25,000 shares of Western Goldfields, Inc. The chief financial officer of Trend Mining Company is also the president of Calumet Mining Company. See Notes 3 and 8. Subsequent to December 31, 2002, the Company acquired an additional 35,000 shares of common stock in Western Goldfields, Inc., as described in the following paragraph.

Cadence  Resources  Corporation
-------------------------------
Subsequent to this reporting period, the Company exchanged 450,000 shares of its common stock for 18,334 shares of common stock in Cadence Resources Corporation and 35,000 shares of common stock in Western Goldfields, Inc. The chief financial officer of Trend Mining Company is also the vice president and secretary of Cadence Resources Corporation.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

Shareholder  Loans  Payable
---------------------------
The following is a listing of shareholder loan amounts and the dates that these loans were made to the Company:

Shareholder                           Date       Amount
---------------------------------  ----------  ----------
Electrum LLC                          11/6/00  $   35,000
                                      12/4/00     100,000
                                     12/18/00      50,000
                                      1/26/01      50,000
                                      3/15/01      50,000
                                      4/10/01      50,000
                                       5/4/01      50,000
                                       6/4/01      50,000
                                       7/3/01      85,000
                                      1/31/02     150,000
                                               ----------
                                                  670,000
                                               ----------
LCM Holdings, LLC 10/26/01 50,000
                                    11/1/2001      10,000
                                   11/15/2001      30,000
                                   11/28/2001      29,445
                                     5/7/2002      60,000
                                    5/22/2002      35,000
                                    6/14/2002      18,413
                                               ----------
                                                  232,858
                                               ----------
Berger                                8/28/01      90,000
                                      10/2/01      10,000
                                               ----------
                                                  100,000
                                               ----------
Buchanan                             1/8/2002      30,000
                                               ----------
Crosby                              8/14/2001      20,000
                                               ----------
Total shareholder loans payable                $1,052,858
                                               ==========

The loans from Electrum, LCM Holdings, LLC, Berger and Buchanan bear interest at 8% per annum and are due upon the Company's completion of a private equity placement and concurrently and proportionally with any amounts repaid to Electrum LLC or any others having provided similar loans to the Company. The Crosby loan is non-interest bearing and payable upon demand. In January 2003, the Crosby loan was fully converted into 200,000 shares of common stock in the Company.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

Employment  Agreement
---------------------
In July 2000, the Company entered into an employment agreement with John Ryan, then the chief financial officer, secretary and treasurer of the Company, under which Mr. Ryan was to receive 3,000 shares per month of Trend common stock as compensation for his services. When Mr. Ryan resigned in December 2000, this agreement was terminated. In July 2001, Mr. Ryan was again designated as the Company's chief financial officer, secretary and treasurer. A revised employment agreement was reached under which Mr. Ryan received 7,500 shares per month of the Company's common stock, and such agreement was in effect until August 2002. Beginning in September 2002, Mr. Ryan's agreement was revised to $3,000 cash per month. As of December 31, 2002, 37,500 shares were owed to Mr. Ryan under the previous terms of the agreement. These shares were issued in January 2003.

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

The following is a summary of property, equipment, and accumulated depreciation.

                                          December 31,    September 30,
                                              2002            2002
                                         --------------  ---------------
     Furniture, Equipment, and Vehicles  $      52,251   $       52,251
     Less: Accumulated Depreciation            (29,050)         (26,322)
                                         --------------  ---------------
                                         $      23,201   $       25,929
                                         ==============  ===============


NOTE  8  -  INVESTMENTS

The Company's securities investments are classified as available-for-sale securities and are recorded at fair value as investments in other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company has no securities that are classified as trading securities.

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

The Company sold the Pyramid Mine claims on November 12, 2001 to Calumet Mining Company for 50,000 shares of common stock of Calumet Mining Company, a related party. Calumet Mining Company stock was subsequently acquired by Western Goldfields, Inc. on a 1 for 2 basis. As a result, the Company now holds 25,000 shares of Western Goldfields, Inc. The Company retained a 1.5% net smelter return production royalty interest in the Pyramid Mine. See Note 6.

In January 2003, the Company acquired shares of common stock in Cadence Resources Corporation and Western Goldfields, Inc. See Note 13.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE  9  -  LONG-TERM  DEBT

                                                              December 31,      September 30,
                                                                  2002              2002
                                                            -----------------  ---------------
Note payable to Wells Fargo
    Interest at 14.99%, secured by vehicle, payable in
    monthly installments of $179 through February 28, 2003  $            577   $        1,080

Note payable to Sterling Savings
    Interest at 8.37%, secured by vehicle, payable in
    monthly installments of $257 through June 30, 2008                13,496           13,978
                                                            -----------------  ---------------

Total notes payable                                                   14,073           15,058

Less: Current maturities included in current liabilities     (2,608)  (3,709)          (2,897)
                                                            -----------------  ---------------

                                                            $         11,465   $       12,161
                                                            =================  ===============

Following are the expected maturities of long-term debt:

          2004           $  2,207
          2005              2,400
          2006              2,609
          2007              2,835
          2008              1,414
                         --------
                         $ 11,465
                         ========


NOTE  10  -  FORGIVENESS  OF  DEBT

In September 2002, two vendors agreed to settle outstanding invoices with the Company totaling $534,221 in exchange for $92,147 in cash. This resulted in forgiveness of debt of $442,074.

In December 2002, the Company and a vendor settled outstanding invoices totaling $272,354 in exchange for $150,000 in cash. This resulted in forgiveness of debt of $122,354, which is recorded as other income.

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

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE  11  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Lease  Agreements  (continued)
------------------------------
On August 2, 2001, the Company signed a month-to-month rental agreement for storage and office space in Dalton Gardens, ID. The monthly payment is $425.

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

Mr. Ryan has an agreement with the Company, as discussed in Note 6.

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

Common  Stock  Issuances
------------------------
In January 2003, the Company issued 250,000 shares of its common stock for $25,000 cash, 200,000 shares of its common stock for loans payable of $20,000, 37,500 shares of its common stock for consulting fees owed Mr. Ryan, and 450,000 shares of its common stock for 18,334 shares of common stock in Cadence Resources Corporation and 35,000 shares of common stock in Western Goldfields, Inc.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

     Our losses for the three-month period ended December 31, 2002, were $91,924. These losses increased our accumulated deficit since inception of the current exploration stage to $7,848,526. Our total loss since inception of the company is $8,407,030. Our third quarter loss is due primarily to general operating expenses of $192,615. We had a one-time gain on forgiveness of debt of $122,354 which reduced our net quarterly loss to $91,924

     Our operating cash at the end of the quarter totaled $153,172. We have inadequate cash to fund our planned acquisition and exploration activities and other operations during the next 12 months. Such funding uncertainty raises substantial doubts about our ability to continue as a going concern without raising significant additional capital.

     Since February 2001, we have borrowed funds principally from the major shareholder of the Company to fund the minimum activities of the Company. As of December 31, 2002, we have borrowed approximately $670,000 from Electrum LLC, Our largest stockholder pursuant to certain financial arrangements. LCM Holdings, LDC, also a major stockholder of the Company has loaned a total of $232,858 to the Company. In total the Company has borrowed $1,032,858 from parties affiliated with Tom Kaplan, our major shareholder.

     Pursuant to an agreement made as of January 30, 2002, the Company agreed to adjust the conversion terms of the loans provided by Electrum and affiliated parties. This adjustment also included redefining the terms of the warrants previously granted to Electrum and others. The loans from Electrum LLC, LCM Holdings, and several other affiliated shareholders, as a result of this Agreement, are now convertible into "units" of the Company at $0.50 per unit. A unit is comprised of one share of our common stock and a warrant to acquire one share of common stock at an exercise price of $1.00, exercisable through September 30, 2006. In connection with such loan agreements, we have also granted 1,032,858 warrants to purchase shares of our common stock at $1.00 per share that begin to expire September 30, 2006, and we have extended for three years through September 30, 2006 the expiration date of additional warrants to acquire 7,979,761 shares.

     We must seek additional financing from the public or private debt or equity markets to continue our business activities. Under our Delaware certificate of incorporation, we have 100,000,000 authorized shares of common stock and are authorized to issue 20,000,000 shares of preferred stock. We currently have no preferred shares issued and outstanding.

     There can be no assurance that Electrum or others will continue to advance funds to us or that our efforts to obtain additional financing will be successful. Further, there can be no assurance that additional financing will be available on terms acceptable to the Company.

     IF  WE  ARE  UNABLE  TO RAISE ADDITIONAL CAPITAL, WE MAY HAVE TO SUSPEND OR
     ---------------------------------------------------------------------------
CEASE  OPERATIONS.
------------------

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                                DECEMBER 31, 2002


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

     If we are able to raise additional capital on acceptable terms, our primary business objective for 2003 will be to focus on the evaluation of the mineral properties we now control. During the remainder of 2003 we plan to spend from $90,000 to $100,000 on land payments. We plan to spend other monies on exploration work but can not specify the amount, if any, until we are successful at raising additional capital. We have allocated approximately $25,000 per month to cover our general and administrative expenses, accounting and legal fees, as well as payments made to creditors pursuant to payment arrangement plans. WE
HAVE INSUFFICIENT CAPITAL TO REMAIN IN BUSINESS THROUGH 2003 UNLESS WE RAISE ADDITIONAL CAPITAL.

     As of December 31, 2002, we had a net operating loss for federal income tax purposes of approximately $3,950,000. A significant portion of this net operating loss may expire without its being utilized, as we may be unable to begin profitable operations, which would involve moving from being an exploration stage company to a development stage company and finally an operating entity, before its expiration. The net operating loss may be further limited under Internal Revenue Service rules concerning limitations from ownership changes. Our management believes there is no current basis for the recognition of the value of the deferred tax assets derived from the net operating loss. The net operating loss carry forward does not include expenses that are generally not tax deductible for federal tax purposes, such as employee compensation expenses, or the cost of issuances of options or warrants. Our accountants have recently adjusted down the amount available as operating loss carry-forwards to reflect the non-deductibility of certain expense items. At such time that our management believes that profitable operations are imminent, the value of any net operating loss then available will be used to determine the net deferred tax asset, if any, to be recognized.

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

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                                DECEMBER 31, 2002


PART II

ITEM 1.   LEGAL PROCEEDINGS.

     Several vendors of the Company have threatened to take legal action to recover sums owed to them. Additionally, one vendor, Nevada Southwest Investments LLC, dba Reno Business Park, filed and obtained a judgment against the Company in the Second Judicial District, Washoe County, Nevada to collect the amount of $17,608.29 due under a rental lease agreement for office space the Company chose to vacate. The Company did not contest this action since it had no basis to do so. This court judgment, unless paid, may ultimately result in liens against the Company bank account, other Company assets, or the mineral properties held by the Company. Such liens may have the impact of reducing the capability of the Company to remain as a going concern. The Company is currently negotiating with the counsel of the creditor to make Suitable payment arrangements to pay this judgment over time.

     Additionally, both the State of Idaho and the Internal Revenue Service have threatened to impose liens against the Company bank account, other assets, or the Company mineral properties unless the Company adheres to a rigorous payment schedule imposed by these entities to repay past due withholding taxes. The Company has to date complied with such payment arrangements but may be unable to comply with such schedules in the future due to funding constraints, in which case, actions by these entities may severely hamper the ability of the Company to maintain itself as a going concern.


ITEM 2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

     We had 28,933,782 shares of common stock issued and outstanding as of December 31, 2002. The issuances discussed under this section are exempted from registration under Rule 506 of the Securities Act ("Rule 504") or Section 4(2) of the Securities Act ("Section 4(2)"), as provided. All purchasers of the issued securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sales of securities referred to in this section.

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

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                                DECEMBER 31, 2002


     Common Stock
     ------------

     During the period ended December 31, 2002, the Company issued 5,250,000 shares of common stock for $525,000 cash, 926,187 shares of common stock valued at $114,119 for consulting services, and 169,160 shares of common stock for a loan payable of $9,500.

     Options
     -------

     None issued during the reporting period. See Note 5 of the "Notes to Financial Statements for a further discussion and explanation of the options outstanding.

     Warrants
     --------

     None issued during the reporting period. See Note 5 of the "Notes to Financial Statements for a further discussion and explanation of the warrants outstanding.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                                DECEMBER 31, 2002


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

          None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          None.

ITEM  5.  OTHER  INFORMATION.

          None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          (a)     Exhibits

          None.

          -------------

          (b)     Reports  on  Form  8-K.

               None

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                                DECEMBER 31, 2002


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND  MINING  COMPANY

Dated:  January 18, 2003
By:     /s/ Kurt J. Hoffman
        -------------------------
        Kurt J. Hoffman
        President and Chief Executive Officer
        (Principal Executive Officer)


Dated:  January 18, 2003
By:     /s/ John P. Ryan
        -------------------------
        John P. Ryan
        Chief Financial Officer

         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
          PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the accompanying 10-QSB of Trend Mining Company for the period beginning October 01, 2002 and ending December 31, 2002, Kurt J. Hoffman, Chief Executive Officer, and John P. Ryan, Chief Financial Officer of Trend Mining Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

     (1) such Form 10-QSB of Trend Mining Company, for the period beginning October 01, 2002 and ending December 31, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in such Form 10-QSB of Trend Mining Company for the period beginning October 01, 2002 and ending December 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of Trend Mining Company



                                               /s/Kurt J. Hoffman
                                               -------------------------
                                               Kurt J. Hoffman
                                               Chief Executive Officer


                                               /s/John P. Ryan
                                               -------------------------
                                               John P. Ryan
                                               Chief Financial Officer