Form 10QSB
period 2003-03-31
TREND MINING CO
filed 2003-05-19
CIK 1115954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              _____________________

                                   FORM 10QSB

                    Under Section 12(b) or Section 12(g) of
                      The Securities Exchange Act of 1934
                      For the quarter ended March 31, 2003

                              TREND MINING COMPANY
                 (Name of Small Business Issuer in its Charter)

                 Delaware                                  81-0304651
     (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)


                            4881 East Shoreline Drive
                            Post Falls, Idaho 83854

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

Yes  [ x ]  No  [   ]

The number of shares outstanding at March 31, 2003: 30,013,874 shares

================================================================================




                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2003






                            WILLIAMS & WEBSTER, P.S.
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                          601 W. RIVERSIDE, SUITE 1940
                           SPOKANE, WASHINGTON  99201
                                 (509) 838-5111




================================================================================

================================================================================

================================================================================
                              TREND MINING COMPANY



FINANCIAL  STATEMENTS

     Balance  Sheets                                                    1

     Statements  of  Operations                                         2

     Statement  of  Stockholders'  Equity  (Deficit)                    3

     Statements  of  Cash  Flows                                        5


CONDENSED  NOTES  TO  THE  FINANCIAL  STATEMENTS                        6

Board of Directors
Trend Mining Company
Post Falls, Idaho

                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------

We have reviewed the accompanying balance sheet of Trend Mining Company (formerly Silver Trend Mining Company) (an exploration stage company) as of March 31, 2003, and the related statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the three and six months ended March 31, 2003 and 2002 and for the period from October 1, 1996 (inception of exploration stage) to March 31, 2003. All information included in these financial statements is the representation of the management of Trend Mining Company.

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

The financial statements for the year ended September 30, 2002 were audited by us and we expressed an unqualified opinion on them in our report dated December 02, 2002. We have not performed any auditing procedures since that date.

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



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 16, 2003


                                       TREND MINING COMPANY
                                  (AN EXPLORATION STAGE COMPANY)
                                          BALANCE SHEETS


                                                                      March 31,
                                                                         2003       September 30,
                                                                     (unaudited)        2002
                                                                     ------------  ---------------
ASSETS

CURRENT ASSETS
  Cash                                                               $    38,942   $        2,281
  Marketable securities                                                  122,585                -
                                                                     ------------  ---------------
    TOTAL CURRENT ASSETS                                                 161,527            2,281
                                                                     ------------  ---------------

MINERAL PROPERTIES                                                             -                -
                                                                     ------------  ---------------

PROPERTY AND EQUIPMENT, net of depreciation                               20,533           25,929
                                                                     ------------  ---------------

OTHER ASSETS
  Investments                                                                  -              250
                                                                     ------------  ---------------

TOTAL ASSETS                                                         $   182,060   $       28,460
                                                                     ============  ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                   $   145,293   $      492,250
  Accrued expenses                                                        25,500          100,542
  Interest payable                                                        93,499           52,298
  Loans payable to stockholders                                        1,032,858        1,062,358
  Current portion of long-term debt                                        3,084            2,897
                                                                     ------------  ---------------
    TOTAL CURRENT LIABILITIES                                          1,300,234        1,710,345
                                                                     ------------  ---------------

LONG-TERM DEBT, net of current portion                                     9,920           12,161
                                                                     ------------  ---------------

COMMITMENTS AND CONTINGENCIES                                                  -                -
                                                                     ------------  ---------------

STOCKHOLDERS' DEFICIT
  Preferred stock,  $0.01 par value, 20,000,000 shares
    authorized; 0 and 1 share issued and outstanding, respectively             -                -
  Common stock,  $0.01 par value, 100,000,000
    shares authorized; 30,013,874 and 22,588,435 shares
    issued and outstanding, respectively                                 300,139          225,884
  Additional paid-in capital                                           5,759,692        5,012,134
  Stock options and warrants                                           1,383,042        1,383,042
  Pre-exploration stage accumulated deficit                             (558,504)        (558,504)
  Accumulated deficit during exploration stage                        (8,012,463)      (7,756,602)
                                                                     ------------  ---------------
    TOTAL STOCKHOLDERS' DEFICIT                                       (1,128,094)      (1,694,046)
                                                                     ------------  ---------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT                                              $   182,060   $       28,460
                                                                     ============  ===============


    The accompanying condensed notes are an integral part of these financial statements.

                                                      TREND MINING COMPANY
                                                 (AN EXPLORATION STAGE COMPANY)
                                                    STATEMENTS OF OPERATIONS


                                                                                                                Period from
                                                                                                              October 1, 1996
                                                                                                               (Inception of
                                                Three Months      Three Months    Six Months    Six Months   Exploration Stage)
                                                    Ended            Ended          Ended         Ended              to
                                                  March 31,        March 31,      March 31,     March 31,         March 31,
                                                    2003              2002           2003          2002             2003
                                                (unaudited)       (unaudited)    (unaudited)    (unaudited)      (unaudited)
                                              -----------------  --------------  ------------  ------------  -------------------
REVENUES                                      $              -   $           -   $         -   $         -   $                -
                                              -----------------  --------------  ------------  ------------  -------------------

EXPENSES
  Exploration expense                                   25,852         778,883        58,979       782,953            2,823,766
  General and administrative                           113,226         145,431       230,146       280,368            2,026,037
  Officers and directors compensation                   18,454          37,157        36,908        59,407            1,279,048
  Legal and professional                                13,366           6,117        34,752        28,001            1,124,024
  Depreciation                                           2,668           2,419         5,396         3,030               43,782
                                              -----------------  --------------  ------------  ------------  -------------------
    Total Expenses                                     173,566         970,007       366,181     1,153,759            7,296,657
                                              -----------------  --------------  ------------  ------------  -------------------

OPERATING LOSS                                        (173,566)       (970,007)     (366,181)   (1,153,759)          (7,296,657)
                                              -----------------  --------------  ------------  ------------  -------------------

OTHER INCOME (EXPENSE)
  Dividend and interest income                               -               -             -             -                6,398
  Gain (loss) on disposition and impairment                  -               -             -           500             (179,854)
     of assets
  Gain (loss) on investments                            29,167               -        29,167             -              (24,605)
  Financing expense                                          -         (57,853)            -       (67,729)            (911,513)
  Interest expense                                     (19,538)        (12,442)      (41,201)      (48,411)            (181,005)
  Miscellaneous income                                       -           2,016             -         2,016               10,345
  Forgiveness of debt                                        -               -       122,354             -              564,428
                                              -----------------  --------------  ------------  ------------  -------------------
    Total Other Income (Expense)                         9,629         (68,279)      110,320      (113,624)            (715,806)
                                              -----------------  --------------  ------------  ------------  -------------------

LOSS BEFORE INCOME TAXES                              (163,937)     (1,038,286)     (255,861)   (1,267,383)          (8,012,463)

INCOME TAXES                                                 -               -             -             -                    -

                                              -----------------  --------------  ------------  ------------  -------------------
NET LOSS                                      $       (163,937)  $  (1,038,286)  $  (255,861)  $(1,267,383)  $       (8,012,463)
                                              =================  ==============  ============  ============  ===================

BASIC AND DILUTED NET LOSS PER SHARE          $          (0.01)  $       (0.05)  $     (0.01)  $     (0.07)
                                              =================  ==============  ============  ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                         29,749,407      19,045,473    26,173,608    18,882,276
                                              =================  ==============  ============  ============


    The accompanying condensed notes are an integral part of these financial statements.

                                                      TREND MINING COMPANY
                                                 (AN EXPLORATION STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                 Common Stock
                                                            ---------------------   Additional       Stock           Other
                                                              Number                 Paid-in      Options and     Accumulated
                                                             of Shares    Amount     Capital        Warrants        Deficit
                                                            -----------  --------  ------------  -------------  ---------------
Balance, October 1, 1996                                     1,754,242   $ 17,542  $    663,218  $          -   $     (558,504)

Common stock issuances as follows:
  - for cash at $0.50 per share                                200,000      2,000        98,000             -                -
  - for payment of liabilities and expenses at $0.50
     per share                                                  45,511        455        22,301             -                -

Net loss for the year ended September 30, 1997                       -          -             -             -         (128,614)
                                                            -----------  --------  ------------  -------------  ---------------

Balance, September 30, 1997                                  1,999,753     19,997       783,519             -         (687,118)

Issuance of common stock as follows:
  - for mineral property at $0.50 per share                    150,000      1,500        73,500             -                -
  - for lease termination at $0.50 per share                    12,000        120         5,880             -                -
  - for debt at $0.50 per share                                 80,000        800        39,200             -                -
  - for cash at $0.20 per share                                  7,500         75         1,425             -                -
  - for compensation at $0.50 per share                          9,000         90         4,410             -                -

Issuance of stock options for financing activities                   -          -             -         2,659                -

Net loss for the year ended September 30, 1998                       -          -             -             -         (119,163)

Change in market value of investments                                -          -             -             -                -
                                                            -----------  --------  ------------  -------------  ---------------

Balance, September 30, 1998                                  2,258,253     22,582       907,934         2,659         (806,281)

Common stock issuances as follows:
  - for cash at an average of $0.07 per share                  555,000      5,550        35,450             -                -
  - for prepaid expenses at $0.33 per share                     50,000        500        16,000             -                -
  - for consulting services at an average of
     $0.20 per share                                           839,122      8,391       158,761             -                -
  - for mineral property at $0.13 per share                    715,996      7,160        82,470             -                -
  - for officers' compensation at an average of
     $0.24 per share                                           300,430      3,004        70,522             -                -
  - for debt,  investment and expenses at $0.30 per share        9,210         92         2,671             -                -
  - for directors' compensation at an average of
     $0.25 per share                                            16,500        165         3,960             -                -
  - for rent at $0.25 per share                                  1,000         10           240             -                -
  - for equipment at $0.30 per share                           600,000      6,000       174,000             -                -

Net loss for the year ended  September 30, 1999                      -          -             -             -         (716,759)

Other comprehensive loss                                             -          -             -             -                -
                                                            -----------  --------  ------------  -------------  ---------------

Balance, September 30, 1999                                  5,345,511     53,454     1,452,007         2,659       (1,523,040)

Common stock and option issuances as follows:
  - for employee, officer and director
    compensation at an average of
    $0.61 per share                                            231,361      2,314       140,446        15,820                -
  - for officers' and directors' compensation
    at an average of $1.19 per share                            11,500        115        13,615             -                -
  - for services at an average of $0.47 per share              530,177      5,302       246,333             -                -
  - for mineral property at $0.89 per share                  1,000,000      1,000        88,000             -                -
  - for investments at $0.33 per share                         200,000      2,000        64,000             -                -
  - for cash at $0.08 per share                                456,247      4,562        28,969             -                -
  - for cash, options and warrants                             100,000     10,000         2,414        87,586                -
  - for incentive fees at $0.33 per share                       65,285        653        20,891             -                -
  - for deferred mineral property acquisition
    costs at $0.13 per share                                   129,938      1,299        14,943             -                -
  - for modification of stockholder agreement
    at $0.60 per share                                         200,000      2,000       118,000        30,000                -
  - for modification of stockholder agreement                        -          -         4,262        10,379                -
  - from exercise of options at $0.12 per share              9,962,762     99,628     1,103,016       (37,524)               -

Cash received for the issuance of common stock
  warrants for 7,979,761 shares of stock                             -          -             -        10,000                -

Miscellaneous common stock adjustments                              (5)         -             -             -                -

Net loss for the year ended  September 30, 2000                      -          -             -             -       (2,186,541)

Other comprehensive income (loss)                                    -          -             -             -                -
                                                            -----------  --------  ------------  -------------  ---------------
Balance, September 30, 2000                                 18,232,776   $182,327  $  3,296,897  $    118,920   $   (3,709,581)
                                                            ===========  ========  ============  =============  ===============


                                                               Other
                                                            Comprehensive
                                                            Income (Loss)      Total
                                                            --------------  ------------
Balance, October 1, 1996                                    $           -   $   122,256

Common stock issuances as follows:
  - for cash at $0.50 per share                                         -       100,000
  - for payment of liabilities and expenses at $0.50
     per share                                                          -        22,756

Net loss for the year ended September 30, 1997                          -      (128,614)
                                                            --------------  ------------

Balance, September 30, 1997                                             -       116,398

Issuance of common stock as follows:
  - for mineral property at $0.50 per share                             -        75,000
  - for lease termination at $0.50 per share                            -         6,000
  - for debt at $0.50 per share                                         -        40,000
  - for cash at $0.20 per share                                         -         1,500
  - for compensation at $0.50 per share                                 -         4,500

Issuance of stock options for financing activities                      -         2,659

Net loss for the year ended September 30, 1998                          -      (119,163)

Change in market value of investments                             117,080       117,080
                                                            --------------  ------------

Balance, September 30, 1998                                       117,080       243,974

Common stock issuances as follows:
  - for cash at an average of $0.07 per share                           -        41,000
  - for prepaid expenses at $0.33 per share                             -        16,500
  - for consulting services at an average of
     $0.20 per share                                                    -       167,152
  - for mineral property at $0.13 per share                             -        89,630
  - for officers' compensation at an average of
     $0.24 per share                                                    -        73,526
  - for debt,  investment and expenses at $0.30 per share               -         2,763
  - for directors' compensation at an average of
     $0.25 per share                                                    -         4,125
  - for rent at $0.25 per share                                         -           250
  - for equipment at $0.30 per share                                    -       180,000

Net loss for the year ended  September 30, 1999                         -      (716,759)

Other comprehensive loss                                          (79,179)      (79,179)
                                                            --------------  ------------

Balance, September 30, 1999                                        37,901        22,982

Common stock and option issuances as follows:
  - for employee, officer and director
    compensation at an average of
    $0.61 per share                                                     -       158,580
  - for officers' and directors' compensation
    at an average of $1.19 per share                                    -        13,730
  - for services at an average of $0.47 per share                       -       251,635
  - for mineral property at $0.89 per share                             -        89,000
  - for investments at $0.33 per share                                  -        66,000
  - for cash at $0.08 per share                                         -        33,531
  - for cash, options and warrants                                      -       100,000
  - for incentive fees at $0.33 per share                               -        21,544
  - for deferred mineral property acquisition
    costs at $0.13 per share                                            -        16,242
  - for modification of stockholder agreement
    at $0.60 per share                                                  -       150,000
  - for modification of stockholder agreement                           -        14,641
  - from exercise of options at $0.12 per share                         -     1,165,120

Cash received for the issuance of common stock
  warrants for 7,979,761 shares of stock                                -        10,000

Miscellaneous common stock adjustments                                  -             -

Net loss for the year ended  September 30, 2000                         -    (2,186,541)

Other comprehensive income (loss)                                 (38,314)      (38,314)
                                                            --------------  ------------
Balance, September 30, 2000                                 $        (413)  $  (111,850)
                                                            ==============  ============


    The accompanying condensed notes are an integral part of these financial statements.

                                                    TREND MINING COMPANY
                                               (AN EXPLORATION STAGE COMPANY)
                                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                                                              Common Stock
                                                          ---------------------  Additional       Stock
                                                            Number                Paid-in      Options and      Accumulated
                                                          of Shares    Amount     Capital       Warrants         Deficit
                                                          ----------  --------  ------------  -------------  ---------------
Balance, September 30, 2000                               18,232,776  $182,327  $  3,296,897  $    118,920   $   (3,709,581)

Common stock and option issuances as follows:
  - for cash of $1.00 per share                              192,000     1,920       190,080             -                -
  - for cash and consulting services from
      options for $0.39 per share                             33,333       333        12,737        (3,070)               -
  - for services at an average of $0.92 per share             13,700       137        12,463             -                -
  - for officer and employee compensation at
      $1.13 per share                                          5,200        52         5,828             -                -
  - for payment of accrued officer's compensation
      at $1.35 per share                                      10,000       100        13,400             -                -
  - for consulting services at an average of $0.77            45,461       455        34,247             -                -
      per share
  - for directors' compensation at $0.85 per share            75,000       750        63,000             -                -
  - for modification of contract at $0.78 per share            3,000        30         2,310             -                -
  - for interest payment on contract
      at an average of $0.80 per share                        10,000       100         7,900             -                -
  - for mineral property expenses at $0.85 per share           1,000        10           840             -                -
  - for debt at $1.00 per share                              134,500     1,345       133,155             -                -

Options issued to officers, directors and employees                -         -             -       354,000                -
  for services

Warrants issued as follows:
  - for consulting services                                        -         -             -       170,521                -
  - for loan agreements                                            -         -             -       141,547                -
  - for extension of exercise period
     on outstanding warrants                                        -         -             -       608,058                -

Net loss for the year ended September 30, 2001                     -         -             -             -       (3,437,354)

Other comprehensive income                                         -         -             -             -                -
                                                          ----------  --------  ------------  -------------  ---------------

Balance, September 30, 2001                               18,755,970   187,559     3,772,857     1,389,976       (7,146,935)

Common stock and option issuances as follows:
  - for cash at $0.10 per share                            2,500,000    25,000       225,000             -                -
  - for a loan payable at $1.00 per share                     25,000       250        24,750             -                -
  - for consulting fees payable at $0.55 per share            12,536       126         6,769             -                -
  - for mineral properties at $0.70 per share              1,100,000    11,000       759,000             -                -
  - for services at an average of $0.49 per share            112,500     1,125        53,625             -                -
  - for financing expense at an average of $0.44              82,429       824        35,369             -                -
     per share

Options issued to officers, directors and employees for            -         -             -        29,528                -
  services
Warrants issued as follows:
  - for loan agreements                                            -         -             -        55,352                -

Expiration of stock options and warrants                           -         -        91,814       (91,814)               -

Interest expense forgiven by shareholders                          -         -        42,950             -                -

Net loss for the year ended September 30, 2002                     -         -             -             -       (1,168,171)
                                                          ----------  --------  ------------  -------------  ---------------

Balance, September 30, 2002                               22,588,435   225,884     5,012,134     1,383,042       (8,315,106)

Common stock issuances as follows:
  - for cash at $0.10 per share                            5,500,000    55,000       495,000             -                -
  - for consulting services at an average of $0.13         1,106,279    11,063       138,082             -                -
      per share
  - for loans payable at an average of $0.08 per share       369,160     3,692        25,808             -                -
  - for investments at $0.21 per share                       450,000     4,500        88,668             -                -

Net loss for the period ended March 31, 2003                       -         -             -             -         (255,861)
                                                          ----------  --------  ------------  -------------  ---------------
Balance, March 31, 2003 (unaudited)                       30,013,874  $300,139  $  5,759,692  $  1,383,042   $   (8,570,967)
                                                          ==========  ========  ============  =============  ===============


                                                              Other
                                                          Comprehensive
                                                          Income (Loss)      Total
                                                          --------------  ------------
Balance, September 30, 2000                               $        (413)  $  (111,850)

Common stock and option issuances as follows:
  - for cash of $1.00 per share                                       -       192,000
  - for cash and consulting services from
     options for $0.39 per share                                      -        10,000
  - for services at an average of $0.92 per share                     -        12,600
  - for officer and employee compensation at
     $1.13 per share                                                  -         5,880
  - for payment of accrued officer's compensation
     at $1.35 per share                                               -        13,500
  - for consulting services at an average of $0.77                    -        34,702
     per share
  - for directors' compensation at $0.85 per share                    -        63,750
  - for modification of contract at $0.78 per share                   -         2,340
  - for interest payment on contract
     at an average of $0.80 per share                                 -         8,000
  - for mineral property expenses at $0.85 per share                  -           850
  - for debt at $1.00 per share                                       -       134,500

Options issued to officers, directors and employees                   -       354,000
  for services

Warrants issued as follows:
  - for consulting services                                           -       170,521
  - for loan agreements                                               -       141,547
  - for extension of exercise period
     on outstanding warrants                                          -       608,058

Net loss for the year ended September 30, 2001                        -    (3,437,354)

Other comprehensive income                                          413           413
                                                          --------------  ------------

Balance, September 30, 2001                                           -    (1,796,543)

Common stock and option issuances as follows:
  - for cash at $0.10 per share                                       -       250,000
  - for a loan payable at $1.00 per share                             -        25,000
  - for consulting fees payable at $0.55 per share                    -         6,895
  - for mineral properties at $0.70 per share                         -       770,000
  - for services at an average of $0.49 per share                     -        54,750
  - for financing expense at an average of $0.44                      -        36,193
     per share

Options issued to officers, directors and employees for               -        29,528
  services
Warrants issued as follows:
  - for loan agreements                                               -        55,352

Expiration of stock options and warrants                              -             -

Interest expense forgiven by shareholders                             -        42,950

Net loss for the year ended September 30, 2002                        -    (1,168,171)
                                                          --------------  ------------

Balance, September 30, 2002                                           -    (1,694,046)

Common stock issuances as follows:
  - for cash at $0.10 per share                                       -       550,000
  - for consulting services at an average of $0.13                    -       149,145
     per share
  - for loans payable at an average of $0.08 per share                -        29,500
  - for investments at $0.21 per share                                -        93,168

Net loss for the period ended March 31, 2003                          -      (255,861)
                                                          --------------  ------------
Balance, March 31, 2003 (unaudited)                       $           -   $(1,128,094)
                                                          ==============  ============


    The accompanying condensed notes are an integral part of these financial statements.

                                                   TREND MINING COMPANY
                                              (AN EXPLORATION STAGE COMPANY)
                                                 STATEMENTS OF CASH FLOWS


                                                                                                         Period from
                                                                                                       October 1, 1996
                                                                                                        (Inception of
                                                                        Six Months       Six Months   Exploration Stage)
                                                                           Ended           Ended              to
                                                                         March 31,       March 31,         March 31,
                                                                           2003             2002             2003
                                                                       (unaudited)      (unaudited)      (unaudited)
                                                                     -----------------  ------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $       (255,861)  $(1,267,383)  $       (8,012,463)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
    Depreciation                                                                5,396         3,030               43,782
    Gain/Loss on investments                                                  (29,167)            -               29,761
    Loss on disposition and impairment of assets                                    -             -              188,226
    Gain on sale of mineral property claims for securities                          -          (500)                (500)
    Gain on trade-in of property and equipment                                      -             -               (7,872)
    Gain on forgiveness of debt                                              (122,354)            -             (564,428)
    Interest expense forgiven by shareholders                                       -        13,807               23,566
    Common stock issued for services and expenses                             149,145        68,193              782,694
    Common stock issued for payables                                                -        31,895               31,895
    Common stock issued for incentive fees                                          -             -               21,544
    Common stock and options issued as compensation                                 -        29,528              721,119
    Common stock and warrants issued to acquire mineral properties                  -       770,000            1,114,873
    Stock options and warrants issued for financing activities                      -        31,536              822,257
    Warrants issued for consulting fees                                             -             -              170,521
    Investment traded for services                                                  -             -               22,539
  Changes in assets and liabilities:
    Inventory                                                                       -             -                3,805
    Accounts payable                                                         (224,603)       12,025              802,786
    Accrued expenses                                                          (75,042)            -              (48,685)
    Interest payable                                                           41,201         7,625               64,356
                                                                     -----------------  ------------  -------------------
  Net cash used by operating activities                                      (511,285)     (300,244)          (3,790,224)
                                                                     -----------------  ------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                                 -             -               35,126
    Proceeds from sale of mineral property                                          -             -               20,000
    Purchase of furniture and equipment                                             -             -              (41,695)
    Proceeds from investments sold                                                  -             -              101,430
                                                                     -----------------  ------------  -------------------
  Net cash provided by investing activities                                         -             -              114,861
                                                                     -----------------  ------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable and short-term borrowings                        (2,054)       (1,325)             (10,810)
    Sale of warrants for common stock                                               -             -               10,000
    Proceeds from short-term borrowings                                             -       284,445            1,353,357
    Sale of common stock, subscriptions
      and exercise of options                                                 550,000             -            2,358,151
                                                                     -----------------  ------------  -------------------
  Net cash provided by financing activities                                   547,946       283,120            3,710,698
                                                                     -----------------  ------------  -------------------

NET INCREASE (DECREASE) IN CASH                                                36,661       (17,124)              35,335

CASH, BEGINNING OF PERIOD                                                       2,281        24,954                3,607
                                                                     -----------------  ------------  -------------------

CASH, END OF PERIOD                                                  $         38,942   $     7,830   $           38,942
                                                                     =================  ============  ===================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                      $            602   $       687   $            4,114
  Income taxes paid                                                  $              -   $         -   $                -

NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Common stock and warrants issued to acquire mineral properties     $              -   $   770,000   $        1,114,873
  Common stock issued for acquisition of mining equipment            $              -   $         -   $          180,000
  Common stock issued for services and expenses                      $        149,145   $    68,193   $          782,694
  Common stock issued for investment                                 $         93,168   $         -   $          160,168
  Common stock issued for debt                                       $         29,500   $    31,895   $          236,737
  Common stock and options issued as compensation                    $              -   $    29,528   $          721,119
  Stock options  and warrants issued for financing activities        $              -   $    31,536   $          822,257
  Warrants issued for consulting fees                                $              -   $         -   $          170,521
  Deferred acquisition costs on mining property                      $              -   $         -   $           46,242
  Purchase of equipment with financing agreement                     $              -   $         -   $           21,814
  Investments received for mineral property                          $              -   $       500   $            5,500
  Investments traded for services                                    $              -   $         -   $           22,539
  Equipment for loans payable                                        $              -   $         -   $            4,500


    The accompanying condensed notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

Basis  of  Presentation
-----------------------
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's September 30, 2002 Annual Report on Form 10-KSB.

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

Going  Concern
--------------
As shown in the accompanying financial statements, the Company has limited cash, has negative working capital, has no revenues, has incurred a net loss of $255,861 for the period ended March 31, 2003 and has an accumulated deficit of $8,570,967. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company is actively seeking additional capital. Management believes that additional stock can be sold to enable the Company to continue to fund its property acquisition and platinum group metals exploration activities and thus, to continue to operate based on current expense projections.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Going  Concern  (continued)
---------------------------
However, management is unable to provide assurances that it will be successful in obtaining sufficient sources of capital.

Recent  Accounting  Pronouncements
----------------------------------
In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about the effect in interim financial information. Prior to the issuance of SFAS No. 148, the Company adopted the fair value based method of accounting for stock-based employee compensation. Thus, the Company's financial reporting will not be significantly effected by SFAS 148.

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

Interim  Financial  Statements
------------------------------
The interim financial statements for the period ended March 31, 2003, included herein, have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

Reclassification
----------------
Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications have not resulted in any changes to the Company's accumulated deficit or net losses presented.

NOTE  3  -  MINERAL  PROPERTIES

The  following  describes  the  Company's  significant  mineral  properties:

Wyoming  Properties
-------------------
During the year ended September 30, 1999, the Company entered into an option agreement with General Minerals Corporation ("GMC") to acquire the Lake Owen Project located in Albany County, Wyoming. The agreement with GMC entitled the Company to receive 104 unpatented mining claims in exchange for15,996 shares of common stock, $40,000 in cash to be paid in four quarterly payments of $10,000 and

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE  3  -  MINERAL  PROPERTIES  (CONTINUED)

Wyoming  Properties  (continued)
--------------------------------
$750,000 in exploration expenditure commitments to be incurred over a three-year option period. In May 2000, the Company issued an additional 129,938 shares of common stock under this agreement for the acquisition of the Lake Owen Project.

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

The Company additionally staked and claimed 42 unpatented mining claims known as the Spruce Mountain claims, 159 unpatented mining claims known as the Centennial West claims (dropped on September 1, 2002), 34 unpatented mining claims at the Douglas Creek property and 121 unpatented mining claims known as the Keystone property. These claims are also located in Albany County, Wyoming. As of March 31, 2003, the Company owns a total of 804 unpatented mining claims in Albany County, Wyoming.

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

Following this agreement, the Company was unable to make the May 11th payment. On May 24, 2001, the claim holders agreed to a modification to continue to extend this payment initially to June 5th, but this payment was also not made as scheduled. The Company issued an additional 1,000 shares with value of $850 and paid $1,000 in cash per the terms of the modification, which reduced the outstanding $9,000

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE  3  -  MINERAL  PROPERTIES  (CONTINUED)

Montana  Properties  (continued)
--------------------------------
payment to $8,000. By September 30, 2001, the Company abandoned all of its interests in the Intrepid claims.

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

During the year ended September 30, 2002, the Company entered into an agreement in which the Company acquired a 100% interest in four mineral leases covering a total of 920 acres in Sanders County, Montana.

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

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE  3  -  MINERAL  PROPERTIES  (CONTINUED)

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

Idaho  Property
---------------
The Company owned the Silver Strand Mine in Idaho until it was disposed of in July 2001. The Company initially entered into an agreement with New Jersey Mining Company ("New Jersey") whereby the Company received 50,000 shares of New Jersey's restricted common stock in exchange for New Jersey's opportunity to earn a 100% interest less a net smelter royalty in the Company's unpatented claims in Kootenai County, Idaho. In July 2001, the Company quitclaimed any remaining interest in the Silver Strand property to Mine Systems Design, Inc. in exchange for cancellation of $22,539 of outstanding invoices due Mine Systems. The Company also transferred 50,000 shares of New Jersey stock to Mine Systems Design as part of this settlement.

NOTE  4  -  COMMON  STOCK

During the period from September 30, 2002 and ended March 31, 2003, the Company issued 5,500,000 shares of common stock for $550,000 cash, 1,106,279 shares of common stock valued at $149,145 for consulting services, 450,000 shares of common stock for investments valued at $93,168, and 369,160 shares of common stock for loans payable of $29,500.

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

Investments
-----------
In January 2003, the Company exchanged 450,000 shares of its common stock for 18,334 shares of common stock in Cadence Resources Corporation and 35,000 shares of common stock in Western Goldfields, Inc. The chief financial officer of Trend Mining Company is also an officer of Cadence Resources Corporation and Western Goldfields, Inc.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

Shareholder  Loans  Payable
---------------------------
The following is a listing of shareholder loans outstanding at March 31, 2003 and September 30, 2002, respectively:


                                             March 31,   September 30,
Shareholder                         Date        2003          2002
-------------------------------  ----------  ----------  --------------
Electrum LLC                      11/6/2000  $   35,000  $       35,000
                                  12/4/2000     100,000         100,000
                                 12/18/2000      50,000          50,000
                                  1/26/2001      50,000          50,000
                                  3/15/2001      50,000          50,000
                                  4/10/2001      50,000          50,000
                                   5/4/2001      50,000          50,000
                                   6/4/2001      50,000          50,000
                                   7/3/2001      85,000          85,000
                                  1/31/2002     150,000         150,000
                                             ----------  --------------
                                                670,000         670,000
                                             ----------  --------------

LCM Holdings, LLC                10/26/2001      50,000          50,000
                                  11/1/2001      10,000          10,000
                                 11/15/2001      30,000          30,000
                                 11/28/2001      29,445          29,445
                                   5/7/2002      60,000          60,000
                                  5/22/2002      35,000          35,000
                                  6/14/2002      18,413          18,413
                                             ----------  --------------
                                                232,858         232,858
                                             ----------  --------------

Berger                            8/28/2001      90,000          90,000
                                  10/2/2001      10,000          10,000
                                             ----------  --------------
                                                100,000         100,000
                                             ----------  --------------

Buchanan                           1/8/2002      30,000          30,000
                                             ----------  --------------

Crosby                            8/14/2001           -          20,000
                                             ----------  --------------

Hoffman                            9/7/2001           -           9,500
                                             ----------  --------------

Total shareholder loans payable              $1,032,858  $    1,062,358
                                             ==========  ==============



The loans from Electrum, LCM Holdings, LLC, Berger and Buchanan bear interest at 8% per annum and are due upon the Company's completion of a private equity placement and concurrently and proportionally with any amounts repaid to Electrum LLC or any others having provided similar loans to the Company.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

NOTE  6  -  INVESTMENTS

The Company's securities investments are classified as trading securities and are recorded at fair value as of the balance sheet date, with the change in fair value during the period included in earnings.

In January 2003, the Company acquired shares of common stock in Cadence Resources Corporation and Western Goldfields, Inc. See Note 5.

NOTE  7  -  FORGIVENESS  OF  DEBT

In the quarter ending March 31, 2003 the Company and a vendor finalized the settlement of outstanding invoices totaling $272,354 in exchange for $150,000 in cash. This resulted in forgiveness of debt of $122,354, which is recorded as other income.

NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES

Lease  Agreements
-----------------
During the period ended December 31, 2000, the Company entered into a three-year lease for its executive offices in Coeur d'Alene, Idaho. In January 2002, the Company decreased its occupancy space and effectively lowered its monthly payment from $2,656 to $1,422. As of September 1, 2002, the Company no longer occupies this office space.

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

On August 2, 2001, the Company signed a month-to-month rental agreement for storage and office space in Dalton Gardens, Idaho. The monthly payment is $425.

Consulting  Agreements
----------------------
Mr. Ryan has an agreement with the Company, as discussed in Note 5.

In October 2002, the Company reached a consulting agreement with Mr. Howard Schraub. Under the agreement, the Company will issue 50,000 shares of restricted common stock per month plus additional shares of restricted common stock totaling $10,000 in value per month for one year to the consultant in exchange for services rendered.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Consulting  Agreements  (continued)
-----------------------------------
In March 2003, the Company reached a fee agreement with National Securities Corporation ("NSC"). If NSC is successful in procuring investor funds on behalf of the Company, a fee in the amount of 13% of the funds invested will become payable to NSC in cash, and 15% of the funds invested will become payable in warrants.

Mineral  Properties
-------------------
In order to retain the Peter Lake Claims in Saskatchewan, Canada, the Company must fulfill exploration commitments totaling $268,000 by December 2004.

NOTE  9  -  CONCENTRATION

The Company has significantly relied on Mr. Thomas Kaplan and various associated entities of Mr. Kaplan for operating capital.

NOTE  10  -  SUBSEQUENT  EVENT

In April 2003, the Company issued 150,000 shares of common stock to Mr. Howard Schraub for consulting services performed. At March 31, 2003, $25,500 is included in accrued expenses to reflect the fair value of these shares owed.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

     Our losses for the three-month period ended March 31, 2003, were $163,937. These losses increased our accumulated deficit since inception of the current exploration stage to $8,012,463. Our total loss since inception of the company is $8,570,967. Our third quarter loss is due primarily to general operating expenses of $113,226.

     Our operating cash at the end of the quarter totaled $38,942. We have inadequate cash to continue current operations through the end of the quarter ended June, 2003. Such operational uncertainty raises substantial doubts about our ability to continue as a going concern without raising significant additional capital.

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

     IF  WE  ARE  UNABLE  TO RAISE ADDITIONAL CAPITAL, WE MAY HAVE TO SUSPEND OR
--------------------------------------------------------------------------------
CEASE OPERATIONS WITHIN THE NEXT THREE MONTHS.
----------------------------------------------

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                                 MARCH 31, 2003


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

     Our primary business objective for the next three months will be to focus on raising sufficient capital to retain the mineral properties we now control.
In August, 2003 we will have to make land payments of about $90,000 to retain control of these properties. At this time we have inadequate capital to make these payments, and if we fail to raise such capital and do not make the payments, we will lose the primary assets of the Company and will likely suspend operations. We have allocated approximately $25,000 per month to cover our general and administrative expenses, accounting and legal fees, as well as payments made to creditors pursuant to payment arrangement plans.

     WE  HAVE  INSUFFICIENT  CAPITAL  TO  REMAIN  IN  BUSINESS  THROUGH  THE END
     ---------------------------------------------------------------------------
OF THE NEXT QUARTER (JUNE, 2003) UNLESS WE RAISE ADDITIONAL CAPITAL.
--------------------------------------------------------------------



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

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                                 MARCH 31, 2003


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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

RECENT  SALES  OF  UNREGISTERED  SECURITIES
-------------------------------------------

     We had 30,013,874 shares of common stock issued and outstanding as of March 31, 2003. The issuances discussed under this section are exempted from registration under Rule 506 of the Securities Act ("Rule 504") or Section 4(2) of the Securities Act ("Section 4(2)"), as provided. All purchasers of the issued securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sales of securities referred to in this section.

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

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                                 MARCH 31, 2003


     Common  Stock
     -------------

     During the period from September 30, 2002 and ended March 31, 2003, the Company issued 5,500,000 shares of common stock for $550,000 cash, 1,106,279 shares of common stock valued at $149,145 for consulting services, 450,000 shares of common stock for investments valued at $93,168, and 369,160 shares of common stock for loans payable of $29,500.

     Options
     -------

     None issued during the reporting period. See Note 5 of the "Notes to Financial Statements for a further discussion and explanation of the options outstanding.

     Warrants
     --------

     None issued during the reporting period. See Note 5 of the "Notes to Financial Statements for a further discussion and explanation of the warrants outstanding.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                                 MARCH 31, 2003


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

          None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          None.

ITEM  5.  OTHER  INFORMATION.

          None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          (a)     Exhibits

          None.

          -------------

          (b)     Reports  on  Form  8-K.

               None

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                                 MARCH 31, 2003


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND  MINING  COMPANY

Dated:  May 16, 2003
By:     /s/  Kurt J. Hoffman
        -------------------------
        Kurt J. Hoffman
        President and Chief Executive Officer
        (Principal Executive Officer)


Dated:  May 16, 2003
By:     /s/  John P. Ryan
        -------------------------
        John P. Ryan
        Chief Financial Officer

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the accompanying 10-QSB of Trend Mining Company for the period beginning January 01, 2003 and ending March 31, 2003, Kurt J. Hoffman, Chief Executive Officer, and John P. Ryan, Chief Financial Officer of Trend Mining Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

     (1) such Form 10-QSB of Trend Mining Company, for the period beginning January 01, 2003 and ending March 31, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in such Form 10-QSB of Trend Mining Company for the period beginning January 01, 2003 and ending March 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of Trend Mining Company



                                               /s/Kurt  J.  Hoffman
                                               -------------------------
                                               Kurt  J.  Hoffman
                                               Chief  Executive  Officer


                                               /s/John  P.  Ryan
                                               -------------------------
                                               John  P.  Ryan
                                               Chief  Financial  Officer