Form 10QSB/A
period 2003-03-31
TREND MINING CO
filed 2003-06-09
CIK 1115954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              _____________________

                                  FORM 10QSB/A
                                Amendment No. 1

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


EXPLANATORY  NOTE

      This Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2003 (the "Report") is being filed to: (A) amend Part 1 of the Report by adding a new section at Item 3; and (B) also adds additional certifications to the Signature Pages in compliance with the Sarbanes-Oxley of 2002

          This Form 10-QSB/A constitutes Amendment No. 1 to the Report.

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

     WE  HAVE  INSUFFICIENT  CAPITAL  TO  REMAIN  IN  BUSINESS  THROUGH  THE END
     ---------------------------------------------------------------------------
OF THE NEXT QUARTER (JUNE, 2003) UNLESS WE RAISE ADDITIONAL CAPITAL.
--------------------------------------------------------------------

ITEM  3.  CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Within the 90 days prior to the filing of this Quarterly Report on Form 10-Q (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that material information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in internal controls. The Company evaluates its internal controls for financial reporting purposes on a regular basis. Based upon the results of these evaluations, the Company considers what revisions, improvements and/or corrective actions are necessary in order to ensure that its internal controls are effective. The Company is currently in the process of improving internal controls relating to transmittal of its financial information to its accountants in a more timely manner. To achieve this goal, the Company is implementing on a company-wide basis a computerized system which will automate the process of collection of financial data. The Company maintains separate bank accounts in two locations and is implementing changes to allow consolidation of its banking accounts to one location, which will also allow the use of tighter security standards with respect to signing of company checks. Pending full implementation of these improvements, the Company has instituted additional procedures and policies to maintain its ability to accurately record, process and summarize financial data and prepare financial statements that fully present its financial condition, results of operations and cash flows.

     The Company has not made any other significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

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

TREND  MINING  COMPANY


Dated:  June 9, 2003
By:     /s/  Kurt J. Hoffman
        -------------------------
        Kurt J. Hoffman
        President and Chief Executive Officer
        (Principal Executive Officer)


Dated:  June 9, 2003
By:     /s/  John P. Ryan
        -------------------------
        John P. Ryan
        Chief Financial Officer

I, Kurt J. Hoffman, Chief Executive Officer & President, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Trend Mining Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  6/9/03

                               /s/Kurt J. Hoffman
                               ------------------
                                 Kurt J. Hoffman
                             Chief Executive Officer

I, John P. Ryan, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Trend Mining Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  6/9/03

                                 /s/John P. Ryan
                                 ---------------
                                  John P. Ryan
                             Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Trend Mining Company (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kurt J. Hoffman, President & CEO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/  Kurt J. Hoffman
--------------------
President & CEO

Dated:  June 9, 2003



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Trend Mining Company (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John P. Ryan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/  John P. Ryan
-----------------
Chief Financial Officer

Dated:  June 9, 2003