Form 10QSB
period 2003-06-30
TREND MINING CO
filed 2003-08-18
CIK 1115954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              _____________________

                                   FORM 10QSB

                    Under Section 12(b) or Section 12(g) of
                      The Securities Exchange Act of 1934
                      for the quarter ended June 30, 2003

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

                             Common par value $0.01
                                (Title of Class)

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

Yes  [ x ]  No  [   ]

The number of shares outstanding at June 30, 2003:  30,163,874 shares

================================================================================




                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2003





================================================================================

================================================================================
                              TREND MINING COMPANY




FINANCIAL STATEMENTS

     Balance Sheets                                                1

     Statements of Operations                                      2

     Statements of Cash Flows                                      3


CONDENSED NOTES TO THE FINANCIAL STATEMENTS                        4

Board of Directors
Trend Mining Company
Post Falls, Idaho

                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------

We have reviewed the accompanying balance sheet of Trend Mining Company (formerly Silver Trend Mining Company) (an exploration stage company) as of June 30, 2003, and the related statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the three and six months ended June 30, 2003 and 2002 and for the period from October 1, 1996 (inception of exploration stage) to June 30, 2003. All information included in these financial statements is the representation of the management of Trend Mining Company.

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



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 15, 2003

                                       TREND MINING COMPANY
                                  (AN EXPLORATION STAGE COMPANY)
                                          BALANCE SHEETS


                                                                       June 30,
                                                                         2003       September 30,
                                                                     (unaudited)        2002
                                                                     ------------  ---------------
ASSETS

CURRENT ASSETS
  Cash                                                               $     3,425   $        2,281
  Marketable securities                                                  126,251                -
                                                                     ------------  ---------------
    TOTAL CURRENT ASSETS                                                 129,676            2,281
                                                                     ------------  ---------------
MINERAL PROPERTIES                                                             -                -
                                                                     ------------  ---------------
PROPERTY AND EQUIPMENT, net of depreciation                               17,905           25,929
                                                                     ------------  ---------------
OTHER ASSETS
  Investments                                                                  -              250
                                                                     ------------  ---------------
TOTAL ASSETS                                                         $   147,581   $       28,460
                                                                     ============  ===============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                   $   140,190   $      492,250
  Accrued expenses                                                        58,500          100,542
  Interest payable                                                       114,099           52,298
  Loans payable to stockholders                                        1,032,858        1,062,358
  Other loans payable - related party                                      3,300                -
  Current portion of long-term debt                                        2,117            2,897
                                                                     ------------  ---------------
    TOTAL CURRENT LIABILITIES                                          1,351,064        1,710,345
                                                                     ------------  ---------------

LONG-TERM DEBT, net of current portion                                    10,384           12,161
                                                                     ------------  ---------------
COMMITMENTS AND CONTINGENCIES                                                  -                -
                                                                     ------------  ---------------
STOCKHOLDERS' DEFICIT
  Preferred stock,  $0.01 par value, 20,000,000 shares
    authorized; 0 and 1 share issued and outstanding, respectively             -                -
  Common stock,  $0.01 par value, 100,000,000
    shares authorized; 30,163,874 and 22,588,435 shares
    issued and outstanding, respectively                                 301,639          225,884
  Additional paid-in capital                                           5,783,692        5,012,134
  Stock options and warrants                                           1,383,042        1,383,042
  Pre-exploration stage accumulated deficit                             (558,504)        (558,504)
  Accumulated deficit during exploration stage                        (8,123,736)      (7,756,602)
                                                                     ------------  ---------------
    TOTAL STOCKHOLDERS' DEFICIT                                       (1,213,867)      (1,694,046)
                                                                     ------------  ---------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT                                              $   147,581   $       28,460
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

                                                  TREND MINING COMPANY
                                             (AN EXPLORATION STAGE COMPANY)
                                                STATEMENTS OF OPERATIONS


                                                                                                        Period from
                                                                                                      October 1, 1996
                                                                                                      (Inception of
                                          Three Months    Three Months   Nine Months   Nine Months   Exploration Stage)
                                             Ended            Ended         Ended         Ended              to
                                            June 30,        June 30,       June 30,      June 30,         June 30,
                                              2003            2002           2003          2002             2003
                                           (unaudited)     (unaudited)    (unaudited)  (unaudited)      (unaudited)
                                        ----------------  -------------  ------------  ------------  ------------------
REVENUES                                              -              -             -             -                   -
                                        ----------------  -------------  ------------  ------------  ------------------

EXPENSES
  Exploration expense                                 -          5,813        58,979       788,766           2,823,766
  General and administrative                     73,267         14,351       303,413       294,719           2,099,304
  Officers and directors compensation            11,607         31,189        48,515        90,596           1,290,655
  Legal and professional                          5,954          2,245        40,706        30,246           1,129,978
  Depreciation                                    2,628          2,853         8,024         5,883              46,410
                                        ----------------  -------------  ------------  ------------  ------------------
    Total Expenses                               93,456         56,451       459,637     1,210,210           7,390,113
                                        ----------------  -------------  ------------  ------------  ------------------

OPERATING LOSS                                  (93,456)       (56,451)     (459,637)   (1,210,210)         (7,390,113)
                                        ----------------  -------------  ------------  ------------  ------------------

OTHER INCOME (EXPENSE)
  Dividend and interest income                        -              -             -             -               6,398
  Gain (loss) on disposition and                      -              -             -           500            (179,854)
     impairment of assets
  Gain (loss) on investments                      3,666              -        32,833             -             (20,939)
  Financing expense                                   -        (39,566)            -      (107,295)           (911,513)
  Interest expense                              (21,483)       (24,884)      (62,684)      (73,295)           (202,488)
  Miscellaneous income                                -          5,911             -         7,927              10,345
  Forgiveness of debt                                 -              -       122,354             -             564,428
                                        ----------------  -------------  ------------  ------------  ------------------
    Total Other Income (Expense)                (17,817)       (58,539)       92,503      (172,163)           (733,623)
                                        ----------------  -------------  ------------  ------------  ------------------

LOSS BEFORE INCOME TAXES                       (111,273)      (114,990)     (367,134)   (1,382,373)         (8,123,736)

INCOME TAXES                                          -              -             -             -                   -

                                        ----------------  -------------  ------------  ------------  ------------------
NET LOSS                                       (111,273)      (114,990)     (367,134)   (1,382,373)         (8,123,736)
                                        ================  =============  ============  ============  ==================

BASIC AND DILUTED NET LOSS PER SHARE                nil          (0.01)        (0.01)        (0.07)
                                        ================  =============  ============  ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                  30,147,207     20,072,185    27,535,365    19,260,193
                                        ================  =============  ============  ============


    The accompanying condensed notes are an integral part of these financial statements.

                                                  TREND MINING COMPANY
                                             (AN EXPLORATION STAGE COMPANY)
                                                STATEMENTS OF CASH FLOWS


                                                                                                        Period from
                                                                                                      October 1, 1996
                                                                                                       (Inception of
                                                                      Nine Months      Nine Months   Exploration Stage)
                                                                         Ended            Ended              to
                                                                       June 30,         June 30,          June 30,
                                                                         2003             2002              2003
                                                                      (unaudited)      (unaudited)      (unaudited)
                                                                   -----------------  -------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $       (367,134)  $ (1,382,373)  $       (8,123,736)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation                                                              8,024          5,883               46,410
    (Gain) loss on investments                                              (32,833)             -               26,095
    Loss on disposition and impairment of assets                                  -              -              188,226
    Gain on sale of mineral property claims for securities                        -           (500)                (500)
    Gain on trade-in of property and equipment                                    -         (5,641)              (7,872)
    Gain on forgiveness of debt                                            (122,354)             -             (564,428)
    Interest expense forgiven by shareholders                                     -         13,807               23,566
    Common stock issued for services and expenses                           174,645         90,943              808,194
    Common stock issued for payables                                              -         31,895               31,895
    Common stock issued for incentive fees                                        -              -               21,544
    Common stock and options issued as compensation                               -         29,528              721,119
    Common stock and warrants issued to                                           -        770,000            1,114,873
      acquire mineral properties
    Stock options and warrants issued for financing activities                    -         71,103              822,257
    Warrants issued for consulting fees                                           -              -              170,521
    Investment traded for services                                                -              -               22,539
  Changes in assets and liabilities:
    Inventory                                                                     -              -                3,805
    Accounts payable                                                       (229,706)       (94,870)             797,683
    Accrued expenses                                                        (42,042)        19,636              (15,685)
    Interest payable                                                         61,801         32,509               84,956
                                                                   -----------------  -------------  -------------------
  Net cash used by operating activities                                    (549,599)      (418,080)          (3,828,538)
                                                                   -----------------  -------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                               -              -               35,126
    Proceeds from sale of mineral property                                        -              -               20,000
    Purchase of furniture and equipment                                           -              -              (41,695)
    Proceeds from investments sold                                                -              -              101,430
                                                                   -----------------  -------------  -------------------
  Net cash provided by investing activities                                       -              -              114,861
                                                                   -----------------  -------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable and short-term borrowings                      (2,557)        (3,875)             (11,313)
    Sale of warrants for common stock                                             -              -               10,000
    Proceeds from short-term borrowings                                       3,300        472,858            1,356,657
    Sale of common stock and exercise of options                            550,000              -            2,358,151
                                                                   -----------------  -------------  -------------------
  Net cash provided by financing activities                                 550,743        468,983            3,713,495
                                                                   -----------------  -------------  -------------------

NET INCREASE (DECREASE) IN CASH                                               1,144         50,903                 (182)

CASH, BEGINNING OF PERIOD                                                     2,281         24,954                3,607
                                                                   -----------------  -------------  -------------------

CASH, END OF PERIOD                                                $          3,425   $     75,857   $            3,425
                                                                   =================  =============  ===================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                    $            883   $        852   $            4,395
  Income taxes paid                                                $              -   $          -   $                -

NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Common stock and warrants issued to acquire mineral properties   $              -   $    770,000   $        1,114,873
  Common stock issued for acquisition of mining equipment          $              -   $          -   $          180,000
  Common stock issued for services and expenses                    $        174,645   $     90,943   $          808,194
  Common stock issued for investment                               $         93,168   $          -   $          160,168
  Common stock issued for debt                                     $         29,500   $     31,895   $          236,737
  Common stock and options issued as compensation                  $              -   $     29,528   $          721,119
  Stock options  and warrants issued for financing activities      $              -   $     71,103   $          822,257
  Warrants issued for consulting fees                              $              -   $          -   $          170,521
  Deferred acquisition costs on mining property                    $              -   $          -   $           46,242
  Purchase of equipment with financing agreement                   $              -   $      5,127   $           21,814
  Investments received for mineral property                        $              -   $        500   $            5,500
  Investments traded for services                                  $              -   $          -   $           22,539
  Equipment for loans payable                                      $              -   $          -   $            4,500


    The accompanying condensed notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE  1  -  BASIS  OF  PRESENTATION  OF  UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements of the Company included in the Company's September 30, 2002 Annual Report on Form 10-KSB.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations for the nine-month period ended June 30, 2003 are not necessarily representative of operating results to be expected for the entire fiscal year.

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

Going  Concern
--------------
As shown in the accompanying financial statements, the Company has limited cash, has negative working capital, has no revenues, has incurred a net loss of $367,134 for the period ended June 30, 2003 and has an accumulated deficit of $8,682,240. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company is actively seeking additional capital. Management believes that additional stock can be sold to enable the Company to continue to fund its property acquisition and platinum group metals exploration activities and thus, to continue to operate based on current expense projections. However, management is unable to provide assurances that it will be successful in obtaining sufficient sources of capital.

Recent  Accounting  Pronouncements
----------------------------------
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE  2  -  ACCOUNTING  POLICIES  (CONTINUED)

Recent  Accounting  Pronouncements  (continued)
-----------------------------------------------
instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

In  April  2003,  the  Financial  Accounting Standards Board issued Statement of
Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (hereinafter "FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about the effect in interim financial information. Prior to the issuance of SFAS No. 148, the Company adopted the fair value based method of accounting for stock-based employee compensation. Thus, the Company's financial reporting will not be significantly effected by SFAS No. 148.

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

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE  3  -  MINERAL  PROPERTIES

The following describes the Company's significant mineral properties:

Wyoming  Properties
-------------------
During the year ended September 30, 1999, the Company entered into an option agreement with General Minerals Corporation ("GMC") to acquire the Lake Owen Project located in Albany County, Wyoming. The agreement with GMC entitled the Company to receive 104 unpatented mining claims in exchange for 15,996 shares of common stock, $40,000 in cash to be paid in four quarterly payments of $10,000 and $750,000 in exploration expenditure commitments to be incurred over a three-year option period. In May 2000, the Company issued an additional 129,938 shares of common stock under this agreement for the acquisition of the Lake Owen Project.

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

Under the agreement, the Company was obligated to incur minimal exploration expenditures of $10,000 by September 30, 2001, $15,000 by March 4, 2002 and $15,000 by March 4, 2003. In addition, the Company agreed to make advance royalty payments of $10,000 by March 4, 2001, $25,000 by March 4, 2002 and
$35,000 each year thereafter. In March 2001, the Company and the claim holders agreed to replace the March $10,000 advance royalty payment with a $9,000 payment due May 11, 2001. In connection

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE  3  -  MINERAL  PROPERTIES  (CONTINUED)

Montana  Properties  (continued)
--------------------------------
with this agreement, the Company issued to the holders 3,000 shares of common stock on March 11, 2001 with an aggregate value of $2,340.

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

The Company sold the Pyramid Mine claims on November 12, 2001 to Calumet Mining Company, a related party, for 50,000 shares of common stock of Calumet Mining Company. This company's stock was subsequently acquired by Western Goldfields, Inc. on a 1 for 2 basis. As a result, the Company now

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE  3  -  MINERAL  PROPERTIES  (CONTINUED)

Nevada  Properties  (continued)
-------------------------------
holds 25,000 shares of Western Goldfields, Inc. The Company retained a 1.5% net smelter return production royalty interest in the Pyramid Mine. See Notes 6 and 8.
California  Properties
----------------------
In mid-2000, the Company acquired 79 unpatented mining claims, known as the Pole Corral property, in Tehema County, California. On September 1, 2002, the Company abandoned all of its interests in the Pole Corral property.

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

Idaho  Property
----------------
The Company owned the Silver Strand Mine in Idaho until it was disposed of in July 2001. The Company initially entered into an agreement with New Jersey Mining Company ("New Jersey") whereby the Company received 50,000 shares of New Jersey's restricted common stock in exchange for New Jersey's opportunity to earn a 100% interest less a net smelter royalty in the Company's unpatented claims in Kootenai County, Idaho. In July 2001, the Company quitclaimed any remaining interest in the Silver Strand property to Mine Systems Design, Inc. in exchange for cancellation of $22,539 of outstanding invoices due Mine Systems. The Company also transferred 50,000 shares of New Jersey stock to Mine Systems Design as part of this settlement.

NOTE  4  -  COMMON  STOCK

During the nine-month period ended June 30, 2003, the Company issued 5,500,000 shares of common stock for $550,000 cash, 1,256,279 shares of common stock valued at $174,645 for consulting services, 450,000 shares of common stock for investments valued at $93,168, and 369,160 shares of common stock for loans payable of $29,500.

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

Investments
-----------
In January 2003, the Company exchanged 450,000 shares of its common stock for 18,334 shares of common stock in Cadence Resources Corporation and 35,000 shares of common stock in Western Goldfields, Inc. The chief financial officer of Trend Mining Company is also an officer of Cadence Resources Corporation and Western Goldfields, Inc. See Note 10 for subsequent sales of investments.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE  5  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

Shareholder  Loans  Payable
---------------------------
The following is a listing of shareholder loans outstanding at June 30, 2003 and September 30, 2002, respectively:

                                              June 30,   September 30,
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

Other  Loans  Payable
---------------------
During the period ended June 30, 2003, Cadence Resources Corporation loaned the Company $3,300. Subsequently, this amount has been repaid. See Note 10.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE  5  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

Employment  Agreement
---------------------
In July 2000, the Company entered into an employment agreement with Mr. John Ryan, then the chief financial officer, secretary and treasurer of the Company, under which Mr. Ryan was to receive 3,000 shares per month of Trend common stock as compensation for his services. When Mr. Ryan resigned in December 2000, this agreement was terminated. In July 2001, Mr. Ryan was again designated as the Company's chief financial officer, secretary and treasurer. A revised employment agreement was reached under which Mr. Ryan received 7,500 shares per month of the Company's common stock, and such agreement was in effect until August 2002. Beginning in September 2002, Mr. Ryan's agreement was revised to $3,000 cash per month.

NOTE  6  -  INVESTMENTS

The Company's securities investments are classified as trading securities and are recorded at fair value as of the balance sheet date, with the change in fair value during the period included in earnings.

In January 2003, the Company acquired shares of common stock in Cadence Resources Corporation and Western Goldfields, Inc. See Note 5. See Note 10 for subsequent sales of investments.

The Company's investments are summarized as follows:

                                      June 30,   September 30,
                                        2003          2002
                                     ----------  --------------
Fair value:
    Cadence Resources Corporation    $  30,251   $            -
    Western Goldfields, Inc.            96,000              250
                                     ----------  --------------
Total fair value                       126,251              250
Gross unrealized (gain)                (32,833)               -
                                     ----------  --------------
Cost                                 $  93,418   $          250
                                     ==========  ==============


NOTE  7  -  FORGIVENESS  OF  DEBT

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

In July 2000, the Company entered into a lease agreement for additional office facilities in Reno, Nevada. As of September 30, 2001, the Company no longer occupied these facilities in Nevada and stopped payment under the lease. On May 23, 2002, a Nevada court entered a judgment by default against the

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Lease  Agreements  (continued)
------------------------------
Company in the total amount of $18,574 that bears interest at 18% per annum until paid in full. This amount has been recorded in accounts payable on the Company's balance sheet.

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

Mineral  Properties
-------------------
In order to retain the Peter Lake Claims in Saskatchewan, Canada, the Company must fulfill exploration commitments totaling $268,000 by December 2004.

NOTE  9  -  CONCENTRATION

The Company has significantly relied on Mr. Thomas Kaplan and various associated entities of Mr. Kaplan for operating capital.

NOTE  10  -  SUBSEQUENT  EVENTS

During the period ended June 30, 2003, Cadence Resources Corporation loaned the Company $3,300. Subsequently, this amount has been repaid.

In July 2003, the Company sold 10,000 shares of its investment in Cadence Resources Corporation for $8,500. Also in July 2003, the Company sold 5,000 shares of their investment in Western Goldfields, Inc. for $4,000.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

     Our losses for the three-month period ended June 30, 2003, were $111,273. These losses increased our accumulated deficit since inception of the current exploration stage to $8,123,736. Our total loss since inception of the company is $8,682,240. Our third quarter loss is due primarily to general operating expenses of $73,267.

     Our operating cash at the end of the quarter totaled $3,425. We also have equity securities which are of limited liquidity and which we have began selling in order to raise additional operating capital. At June 30, 2003, the market value of such securities was $126,251. However, due to the limited liquidity and in some cases, restricted nature of such securities, the actual amount of capital actually raised from any such sales may not approach this value. We have inadequate cash to continue current operations through the end of the quarter ended September, 2003. Such operational uncertainty raises substantial doubts about our ability to continue as a going concern.

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

     IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, WE MAY HAVE TO SUSPEND OR
----------------------------------------------------------------------------
CEASE OPERATIONS WITHIN THE NEXT THREE MONTHS.
----------------------------------------------


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

     Our primary business objective for the near term will be to focus on raising sufficient capital to retain the mineral properties we now control. On September 2, 2003 we will have to make land payments of about $90,000 to retain control of these properties. At this time we have inadequate capital to make these payments, and if we fail to raise such capital and do not make the payments, we will lose the primary assets of the Company and will likely suspend operations. We have allocated approximately $20,000 per month to cover our general and administrative expenses, accounting and legal fees, as well as payments made to creditors pursuant to payment arrangement plans.

     WE HAVE INSUFFICIENT CAPITAL TO REMAIN IN BUSINESS THROUGH THE END
     ------------------------------------------------------------------
OF THE NEXT QUARTER (SEPTEMBER, 2003) UNLESS WE RAISE ADDITIONAL CAPITAL.
-------------------------------------------------------------------------

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


PART II

ITEM 1.   LEGAL PROCEEDINGS.

     Several vendors of the Company have threatened to take legal action to recover sums owed to them. Additionally, one vendor, Nevada Southwest Investments LLC, dba Reno Business Park, filed and obtained a judgment against the Company in the Second Judicial District, Washoe County, Nevada to collect the amount of $17,608.29 due under a rental lease agreement for office space the Company chose to vacate. The Company did not contest this action since it had no basis to do so. This court judgment, unless paid, may ultimately result in liens against the Company bank account, other Company assets, or the mineral properties held by the Company. Such liens may have the impact of reducing the capability of the Company to remain as a going concern. The Company is currently negotiating with the counsel of the creditor to make Suitable payment arrangements to pay this judgment over time. The creditor is seeking to schedule a debtors exam hearing in the State of Idaho at the time of this report.

     Additionally, the Internal Revenue Service has threatened to impose liens against the Company bank account, other assets, or the Company mineral properties unless the Company adheres to a rigorous payment schedule imposed by them repay past due withholding taxes. The Company has to date complied with such payment arrangements but may be unable to comply with such schedules in the future due to funding constraints, in which case, actions by the I.R.S. may severely hamper the ability of the Company to maintain itself as a going concern.

ITEM 2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

RECENT  SALES  OF  UNREGISTERED  SECURITIES
-------------------------------------------

     We had 30,163,874 shares of common stock issued and outstanding as of June 30, 2003. The issuances discussed under this section are exempted from registration under Rule 506 of the Securities Act ("Rule 504") or Section 4(2) of the Securities Act ("Section 4(2)"), as provided. All purchasers of the issued securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sales of securities referred to in this section.

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


Common Stock
------------

     During the period from September 30, 2002 and ended June 30, 2003, the Company issued 5,500,000 shares of common stock for $550,000 cash, 1,106,279 shares of common stock valued at $149,145 for consulting services, 450,000 shares of common stock for investments valued at $93,168, and 369,160 shares of common stock for loans payable of $29,500. No shares were issued during the reporting period from March 31, 2003 to June 30, 2003.

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

TREND  MINING  COMPANY


Dated:  August 16, 2003
By:     /s/  Kurt J. Hoffman
        -------------------------
        Kurt J. Hoffman
        President and Chief Executive Officer
        (Principal Executive Officer)


Dated:  August 16, 2003
By:     /s/  John P. Ryan
        -------------------------
        John P. Ryan
        Chief Financial Officer