Form 10KSB
period 2003-09-30
TREND MINING CO
filed 2004-01-21
CIK 1115954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| Annual  report under Section 13 or 15(d) of the  Securities  Exchange Act of
    1934

For the fiscal year ended September 30, 2003

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _________

Commission file number 000-31159

                              TREND MINING COMPANY
                 (Name of Small Business Issuer in Its Charter)

              Delaware                                          81-0304651
    (State or Other Jurisdiction of                            (IRS Employer
     Incorporation or Organization)                          Identification No.)

4881 E. Shoreline Drive, Post Falls, Idaho                         83854
 (Address of Principal Executive Offices)                       (Zip Code)

                                  208-773-2250
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

  Title of Each Class                               Name of Each Exchange
                                                     On Which Registered
       None


Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $0.01
                                (Title of Class)

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State the issuer's revenues for the most recent fiscal year.  $0.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates was $9,827,128.40, based upon the $.40 closing price per share of our common stock as quoted by the OTC Bulletin Board on January 14, 2004.

      The number of shares outstanding at January 14, 2004: 33,229,085 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain information required in Items 9, 10, 11 and 12 of Part III of this Annual Report on Form 10-KSB is incorporated by reference from our definitive Proxy Statement for the annual meeting of shareholders currently scheduled for March 3, 2004.

      Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                  WARNING CONCERNING FORWARD LOOKING STATEMENTS

This annual report on form 10-KSB for the year ended September 30, 2003 contains forward looking statements. These include statements regarding our intent, belief or expectations, or the intent, belief or expectations of our directors or our officers with respect to:

o     Our ability to generate revenues or find alternative sources of capital;
o Our ability to successfully establish mining operations and profitably produce platinum group or other metals at our properties;
o     Our ability to maintain good title to our claims;
o Our ability to comply with existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, and environmental laws; and
o     Our ability to retain key employees.

Also, whenever we use words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "predict" or similar expressions, we are making forward looking statements. Actual results may differ materially from those contained in or implied by the forward looking statements as a result of various factors. Such factors include, without limitation:

o Whether our properties are found to contain commercially viable quantities of minerals;
o The impact of changes in the economy, including the liquidity of precious metals markets, on us;
o Changes in political and economic conditions in major metals producing regions such as Russia and South Africa, causing fluctuations in the precious metals markets;
o Inability to fund diligence work at our properties required to secure our rights under our unpatented mining claims;
o Compliance with and changes to regulations within the exploration, development and mining industries, such as regulations relating to taxes, royalties, land tenure and land use;
o     Compliance with and changes to environmental regulations;
o Challenges to the validity of our unpatented mining claims by the government or third parties;
o     Competition within the exploration, development and mining industries; and
o     Changes in federal, state and local legislation.

These unexpected results could occur due to many different circumstances, some of which are beyond our control, such as changes in regulations and changes in the capital markets or the economy generally.

Forward looking statements are only expressions of our present expectations and intentions. Forward looking statements are not guaranteed to occur and they may not occur. You should not place undue reliance upon forward looking statements. You should read these cautionary statements as being applicable to all forward looking statements wherever they appear. We assume no obligation to update the forward looking statements or the reasons why actual results could differ from those projected in the forward looking statements to reflect events or circumstances after the date hereof.

                              TREND MINING COMPANY
                            FORM 10-KSB ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003


                                Table of Contents

                                     Part I
                                                                            Page
Item 1.  Description of Business............................................  1
Item 2.  Description of Property............................................  4
Item 3.  Legal Proceedings.................................................. 19
Item 4.  Submission of Matters to a Vote of Security Holders................ 19

                                     Part II
Item 5.  Market For Common Equity and Related Shareholder Matters........... 19
Item 6.  Plan of Operation.................................................. 23
Item 7.  Financial Statements............................................... 26
Item 8.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure........................................... 55
Item 8A. Controls and Procedures............................................ 55

                                    Part III
Item 9.  Directors and Executive Officers of the Registrant................. 55*
Item 10. Executive Compensation............................................. 55*
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Shareholder Matters.................................... 55*
Item 12. Certain Relationships and Related Transactions..................... 56*
Item 13. Exhibits and Reports on Form 8-K................................... 56

         Signatures......................................................... 59

         * Except as otherwise specified in the applicable Item, incorporated by reference from our Proxy Statement for the annual meeting of shareholders currently scheduled to be held on March 3, 2004, to be filed pursuant to Regulation 14A.


As used herein, "Trend Mining," "Trend," "Company," "we" and "our" refer to Trend Mining Company.

                                     PART I

Item 1.  Description of Business

Trend Mining Company was first incorporated in Montana in 1968, under the name Silver Trend Mining Company. The Company was reincorporated in Delaware on March 28, 2001, when Trend Mining Company, a Montana corporation, merged with and into New Trend of Montana Company, a Delaware corporation and a wholly-owned subsidiary of Trend Mining Company, pursuant to an agreement and plan of merger. The surviving Delaware corporation changed its name to Trend Mining Company. We are an exploration company and have been engaged since 1998 in the acquisition and exploration of platinum group metals properties, primarily in the United States.

We are an exploration stage company. Our activities have been limited to exploring and acquiring rights to explore properties which we believe are prospective for platinum group metals. We have identified and commenced superficial prospecting efforts in several areas in Wyoming, Montana and Nevada in the United States and in Saskatchewan, Canada. We have not yet ascertained whether any of our properties contain a commercially viable orebody or reserves. None of our properties are in production and consequently, we have no operating income or cash flow and we are currently considered insolvent. Our primary business objective for the near term is to focus on raising sufficient capital to retain the mineral properties we currently control.

Six metals comprise the platinum group metals: platinum, palladium, rhodium, iridium, ruthenium and osmium. Platinum group metals are rare precious metals with unique physical properties that are used in diverse industrial applications and in the jewelry industry. The largest and fastest growing use for platinum group metals is in the automotive industry for the production of catalysts that reduce automobile emissions. Palladium is also used in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices, as well as dental applications and jewelry. Currently, platinum's largest use is for jewelry. Industrial uses for platinum include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasoline and fuel cells.

OUR EXPLORATION PROCESS

Our exploration program is designed to acquire, explore and evaluate exploration properties in an economically efficient manner. We have not at this time identified or delineated any platinum group metals reserves on any of our properties.

Our current focus is primarily on the evaluation of our exploration properties, particularly the Lake Owen and Peter Lake properties. As more fully described below, we have formulated specific exploration plans for our Lake Owen and Peter Lake properties.

We expect our exploration work to proceed in three phases. Phase one of exploration typically begins with research of the available geologic literature, as well as personal interviews with geologists, mining engineers and others familiar with the prospect sites. When the research is completed, we expect to augment this initial work with geologic mapping, geophysical testing and geochemical testing of our claims. We would then examine any existing workings, such as trenches, prospect pits, shafts or tunnels. If we have identified an apparent mineralized zone and are able to narrow it down to a specific area, we would begin trenching the area. We expect the trenches to be approximately 150 feet in length and 10 to 20 feet wide. These dimensions would allow for a thorough examination of the surface of the vein structure types that we would expect to encounter at our properties. Trenches this size would also allow for efficient reclamation, re-contouring and re-seeding of disturbed areas. If excavation of a trench is completed, samples would be taken and analyzed for minerals with economic potential that are known to have occurred in the area in question. Careful interpretation of the data collected from the various tests would then be used to assist us in determining whether a prospect has current economic potential and whether further exploration would be warranted.

We expect that with sufficient funding available, we can complete phase one on an average-sized property (approximately 4,000 - 5,000 acres) in several months at a cost of approximately $300,000. As noted in the financial statements included herein, an exploration expense of $874,420 was recorded for the year ended September 30, 2002. This expense is comprised largely of a one time cost of approximately $770,000 to purchase the Lake Owen property and an additional expense of approximately $85,000 which entails the yearly Bureau of Land Management, or BLM, fees on all of our properties. These costs are not related to the phase one cost estimates as contemplated in the above statement. The cost and timing of completing phase one depends on several factors such as funding, obtaining required permits and the size of the project. The time and cost estimates above take into account the size of a property. Once sufficient funding has been obtained, we would expect to complete exploration phase one within several months on any property. A large property (e.g., Peter Lake) will typically have a larger associated budget, allowing for the allocation of more resources and/or personnel to facilitate completion within several months. Conversely, a small property would have a smaller budget and would therefore be allocated fewer resources and/or personnel. A larger property may potentially require greater expenditure, but this is not necessarily always true. For example, a large property may have a large amount of available data, whereas a relatively small property may have no available data. Additionally, a remote property may be more expensive to work on than an easily accessible property, regardless of the size, and this may affect the cost of the exploration phases. In the past, we have experienced a lack of sufficient funding which has caused delays in the completion of phase one for all of our properties in a timely manner. We have completed research on and examination of each of our properties, and have commenced sampling on our Lake Owen, Albany and McCormick Creek properties.

The second phase would involve an initial examination of the underground characteristics of mineralization that has been identified at any particular property during the first phase of the exploration program. This phase is intended to identify any mineral deposits of potential economic importance. None of our properties have reached the second phase. Our third phase would be aimed at precisely defining depth, width, length, tonnage and value per ton of any deposit that has been identified.

We intend to explore our properties ourselves, although our plans could change depending on the terms and availability of financing and the terms or merits of any future joint venture proposals.

COMPETITION

The Company competes with other exploration and mining companies to acquire and maintain favorable land positions. Our method of competition in this regard is to protect the properties we own by complying with regulations and staying current on all fee requirements relating to our properties. Although we have no current plans to expand our land position, in the event that a company owning a claim in our area is not able to meet its fee requirements in a timely manner, we could acquire that property by staking those claims if we have sufficient funding at the time.

LICENSE AND ROYALTY AGREEMENTS

We own a net smelter return royalty in the Pyramid property, an exploration property consisting of five unpatented mining claims in Churchill County, Nevada which we sold to Western Goldfields, Inc. in August 2002. Should the Pyramid property be placed in production in the future we will receive a 1.5% net smelter return royalty. We also own a 2.5% net smelter return royalty in connection with four patented mining claims located just north of Anchorage, Alaska, owned by the Rae Wallace Company, a former subsidiary of ours. As of January 16, 2004, we have not received any revenues as a result of these royalties.

GOVERNMENT COMPLIANCE

The Company's activities are subject to extensive federal, state and local regulations in both the United States and Canada. These regulations control the mining of and exploration for mineral properties, and also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Company's properties, the extent of which cannot be predicted. Also, permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays, depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. The Company is not presently aware of any specific material environmental constraint affecting its properties that would preclude the economic development or operation of any specific property.

If the Company becomes more active on its United States or Canadian properties, it is reasonable to expect that compliance with environmental regulations will increase costs to the Company. Such compliance may include feasibility studies on the surface impact of the Company's proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure the Company's compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that the Company may decide to not proceed with exploration, development, or mining operations on any of its mineral properties.

Our primary cost of compliance with applicable environmental laws during exploration is likely to arise in connection with the reclamation of drill holes and access roads. Drill holes typically can be reclaimed for nominal costs. For example, the BLM has promulgated surface management regulations which govern drill hole and access road reclamation on BLM lands. Similar regulations can be expected to be complied with on our lands which are on U.S. Forest Service lands, state property for which we have been issued mineral licenses, as well as Canadian mining claim units.

As we are currently in the exploration stage on all of our properties, neither drill hole nor access road reclamation costs have been incurred. Drill hole reclamation costs would only be incurred if drilling were completed, i.e., only if phase two or phase three exploration is performed. These costs would vary from a few hundred to a few thousand dollars per drill hole site. Similarly, roads will not be built until we are in phase two or three of exploration. Road reclamation costs will usually be higher and will vary according to the amount of road construction that must be performed, which we cannot estimate at this time. Once a plan of exploration has been submitted and where drill holes or access roads will be undertaken, we will be required to post reclamation bonds. It is difficult to estimate what the amount of such bonds will be since the bonding requirements are unique to the proposed exploration plans. However, it is a reasonable assumption that in some circumstances these bonds may be a significant percentage of exploration costs.

WEATHER

Many of Trend's properties are located in the northern United States and Canada, and often at high altitudes in mountain ranges. This dictates that weather will always play a role in the exploration process. In the United States, Trend's properties are located in National Forests, where access roads are often poorly maintained. With high rainfall, for example, there may be some chance of washouts occurring on roads, which could prevent access to some of, or portions of, the properties. Forest fires may require the Forest Service to prohibit or restrict public access to National Forests. During some fire seasons, these restrictions may last for several months. Such closures would prevent the Company from undertaking planned exploration programs and require those programs to be postponed. Harsh winter conditions may preclude planned winter access of our properties and/or reduce the effective summer field season. In Canada, mild winter conditions may preclude the Company from performing winter work programs where such programs depend upon a winter freeze up of lakes to provide access to the property (especially for drilling purposes).

EMPLOYEES

Currently, we have three employees. Two of the employees are full-time, and one is part-time.

Item 2. Description of Property

Certain terms used in this section are defined in the glossary starting on page 16.

Maps showing the location of our properties begin on page 12.

We currently own or control nine platinum group metals mineral exploration properties. Our properties are tabulated and further described below:


                                              Cost of                                      2003-2004
Property             Location      Acres      Property          Work Performed         Exploration Budget
--------             --------      -----      --------          --------------         ------------------

Peter Lake         Saskatchewan,  78,568       $56,242 (1)    Research                          $1,113,700
                      Canada

Lake Owen               WY        12,020    $2,193,379 (2)    Surface Sampling                  $1,467,300 (4)
                                                              2002

Albany                  WY           120        $2,400 (1)    Research                          $1,467,300 (4)

Spruce Mountain         WY           840       $16,800 (1)    Research                             $98,000

Douglas Creek           WY           680       $13,600 (1)    Research                             $64,000

Keystone                WY         2,420       $48,400 (1)    Research                            $125,000

McCormick Creek         MT           720       $14,400 (1)    Surface Sampling                    $114,100
                                                              2001

Green Mountain          MT         2,120       $50,760 (3)    Surface Sampling                     $17,400
                                                              2002

Hardrock Johnson        NV           260        $5,200 (1)    Research                             $34,800

Total                             97,748    $2,401,181                                          $3,034,300

(1) This amount is the cost of cumulative annual fees over the last four years to initially stake and annually pay the fees to protect our claims.


(2) This includes $1,943,079 to purchase the property and $250,300 in cumulative annual fees to protect our claims.
(3) This amount includes a bond of $500 per license paid to the state plus the cost of the rent under the four licenses comprising this property over their 10-year term. For all four properties, the annual rent for 2001-2004 is $6,360, the annual rent for 2004-2006 is $10,600 and the annual rent for 2006-2011 is $31,800.
(4) Combined budget for Lake Owen and Albany projects.

With the exception of Green Mountain, which is comprised of mineral licenses (more fully described on page 10 under the heading "Green Mountain Licenses, Montana - Title Status"), the remainder of our interests in our properties located in the United States are in the form of unpatented mining claims. We own 100% of the interest in all of these claims. Unpatented mining claims are unique property interests, in that they are subject to the paramount title of the United States of America and rights of third parties to certain uses of the surface and to non-locatable minerals within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties and conditions relate to matters such as:

o The existence and sufficiency of a discovery of valuable minerals, as required under the 1872 Mining Law to establish and maintain a valid unpatented mining claim;

o Proper posting and marking of boundaries in accordance with the 1872 Mining Law, and applicable state statutes;

o Whether the minerals discovered were properly locatable as a lode claim or a placer claim;

o     Timely and proper performance of sufficient annual assessment work;

o Possible conflict with other claims not determinable from descriptions of record; and

o Location of a claim on unappropriated federal land open to appropriation by mineral location.

Additionally, claim location notices or certificates must also be properly and timely filed and recorded for a valid unpatented mining claim, pursuant to the 1872 Mining Law and applicable state statutes. Annual claim maintenance fees must also be paid (and proof of such payment timely filed and recorded). We have paid all annual fees to date and believe that the unpatented mining claims we own or control are valid and that the title to those claims is free from defects. However, we cannot make any assurance that the validity of our claims will not be contested by the federal government or challenged by third parties.

The table below details the annual fees and any work commitments required to retain title to our properties.

------------------------- ---------------------- ---------------------- ----------------------- ----------------------
Property                  Annual BLM Fees        Annual County Fees     Assessment Work         State Fees
                                                                        Required
------------------------- ---------------------- ---------------------- ----------------------- ----------------------
Peter Lake Project        N.A.                   N.A.                   $12 (CAD)/ha/annum (1)  N.A.
------------------------- ---------------------- ---------------------- ----------------------- ----------------------
Lake Owen & Albany        $60,700
Project                                                                 None                    N.A.
------------------------- ----------------------                        ----------------------- ----------------------
Spruce Mountain Project   $4,200                 Albany Co. WY          None                    N.A.
------------------------- ----------------------                        ----------------------- ----------------------
Douglas Creek Project     $3,400                 $1,087                 None                    N.A.
------------------------- ----------------------                        ----------------------- ----------------------
Keystone Project          $12,100                                       None                    N.A.
------------------------- ---------------------- ---------------------- ----------------------- ----------------------
Green Mountain Project    N.A.                   N.A.                   $1,000                  $2,120 (2)
------------------------- ---------------------- ---------------------- ----------------------- ----------------------


------------------------- ---------------------- ---------------------- ----------------------- ----------------------
McCormick Creek Project   $3,600                 N.A.                   None                    N.A.
------------------------- ---------------------- ---------------------- ----------------------- ----------------------
Hard Rock Johnson         $1,300                 N.A.
Project                                                                 None                    N.A.
------------------------- ---------------------- ---------------------- ----------------------- ----------------------
                                                                        $1,000
         Total:           $85,300                $1,087                 $381,552 (CAD)          $2,120
------------------------- ---------------------- ---------------------- ----------------------- ----------------------

(1) We staked these claims on November 30, 2002. No assessment work is required in the first twelve months and an expenditure of $12 (CAD)/ha is required by December 30, 2004. Any amount spent on exploration over and above this amount can be offset against future assessment requirements.
(2) This is the annual cost under the four licenses for FY 2003 as also reflected in the property cost column of the property table on page 4.

INSURANCE

As we are at the earliest stages of exploration, we do not currently carry insurance on any of our properties.

PETER LAKE, SASKATCHEWAN, CANADA

Location and Access. The Peter Lake platinum group metals property, formerly named Reindeer Lake, is located near Peter Lake in northern Saskatchewan, Canada, approximately 190 miles north/northeast from La Ronge, Saskatchewan. The property is accessible only by airplane or helicopter. The map on page 12 indicates the location of the Peter Lake property.

Title Status. The Peter Lake property consists of six mining claim units covering approximately 32,000 hectares (78,500 acres) or about 122 square miles. We own 100% of the mining claim units. At previous times during the past fiscal year, we abandoned the various claims which comprise this property. As of the date of this report, we have re-filed and secured all six claims comprising this property. The Company is required to complete twelve dollars (Canadian) per hectare of exploration work on the properties by December 2004 to keep the property in good standing.

Exploration History. The Peter Lake claims are a portion of the Peter Lake intrusive complex. In 1982, exploration geologists discovered platinum and palladium-bearing sulfides in this area. During the mid-1980s, additional exploration revealed that the lower gabbroic sequence contained platinum-palladium-copper-nickel occurrences spread over a strike length of approximately 81 miles.

Exploration Plans. If we raise sufficient funds, we are planning a comprehensive exploration program for the Peter Lake complex during 2004 that will consist of a re-examination of previously discovered mineralized localities, basic prospecting, geological and mineralogical mapping, trenching, stripping and systematic sampling, as well as extensive geophysical surveys and drilling where merited. The purpose of the program will be twofold: (i) to re-examine the known mineralization in light of recent advances by the Company in the understanding of PGM mineralization in large layered intrusions and (ii) to re-assess the potential of the mineralization.

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

LAKE OWEN, WYOMING

Location and Access. The Lake Owen platinum group metals property is located in Albany County, Wyoming, in the Medicine Bow-Routt National Forest. The Lake Owen property is approximately 40 miles southwest of Laramie, Wyoming and can be reached by paved highways and gravel roads. The map on page 13 indicates the location of the Lake Owen property.

Title Status. In March 2002, we exercised an option we had pursuant to the Lake Owen Option Agreement, dated July 17, 1999 (the "Lake Owen Option Agreement"), to purchase 100% of the 104 unpatented mining claims comprising the Lake Owen property, formerly owned by General Mills Corporation and later transferred to Ron Nash and Howard Schraub, in exchange for 1,100,000 restricted shares of our common stock. These shares were issued in lieu of making any further work commitments on the property. We now own 100% of Lake Owen subject to the superior title of the United States. We located an additional 497 unpatented mining claims in an agreed area of interest near the Lake Owen property in the first half of 2000. Pursuant to the Lake Owen Option Agreement, we are obligated to pay a 4% net profits interest with respect to these claims and any other claims we acquire in all areas in which the Lake Owen Layered Intrusive Complex outcrops or underlies, as more specifically defined in the Lake Owen Option Agreement.

Exploration History. Chevron Minerals initiated geological reconnaissance exploration at Lake Owen in 1982, which included detailed surface geologic mapping, geochemical sampling and geophysical surveys. Chevron Minerals later completed thirteen diamond-drill holes totaling approximately 5,200 feet in the 1980s and early 1990s. Drilling consisted of relatively shallow angle holes generally less than 250 feet in vertical depth, and encountered several zones of encouraging platinum group metal mineralization.

Exploration Plans. The exploration program for the Lake Owen property was divided into three phases that we planned to conduct over a three-year period, which began in March 2000. In phase one, we planned to focus on the evaluation of existing geologic data generated by Chevron Minerals and on geologic logging and assaying of existing drill core. Much of the work in phase one has been done, but its completion has been delayed due to our lack of funds. The final part of phase one, the assaying of the existing drill core, will be performed as funds become available and should take no more than two to three months at that time. Phases two and three have also been delayed due to the lack of exploration funds and will only proceed once phase one is complete and we have sufficient funding to do so. The Lake Owen property is subject to the policies of the Forest Service which restrict the building of additional roads on the land affected. However, we do not believe access to the Lake Owen property will be curtailed by Forest Service policies because the Lake Owen property is well accessed with permanently established roads for exploration.

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

ALBANY, WYOMING

Location and Access. The Albany platinum group metals property is also located in southwest Albany County, Wyoming, approximately 35 miles southwest of Laramie in the Medicine Bow-Routt National Forest. The Albany property is accessible by an unimproved dirt road. The map on page 13 indicates the location of the Albany property.

Title Status. We located six unpatented mining claims in this area in mid-1999 and own a 100% interest in the claim block.

Exploration History. Minor exploration for platinum group metals has been previously conducted in the Albany property area. We have no specific data regarding previous exploration activities or results.

Exploration Plans. The Albany property adjoins the Lake Owen property. It will be explored and prospected in conjunction with the efforts at Lake Owen if we have sufficient funds.

Geology and Mineralization. The Albany property is a platinum-palladium-rhodium occurrence hosted along the contact of mafic dikes and a granite stock on the northern edge of a large iron-magnesium-rich complex. Our limited geochemical sampling program conducted in 1999 returned encouraging platinum group metal values.

SPRUCE MOUNTAIN, WYOMING

Location and Access. The Spruce Mountain platinum group metals property is located in Albany County, Wyoming, in the Medicine Bow-Routt National Forest. The Spruce Mountain property is approximately 35 miles southwest of Laramie, Wyoming, near the vicinity of Lake Owen, and can be reached by paved highways and gravel roads. The map on page 14 indicates the location of the Spruce Mountain Property.

Title Status. We staked 42 unpatented mining claims in this area in mid-2000 and own a 100% interest in the claim block.

Exploration History. Spruce Mountain is situated near our Lake Owen property and the northwestern margin of the Lake Owen layered ultramafic/mafic intrusive complex. It is surrounded to the north by the New Rambler and Centennial West platinum group metals districts, and to the west by the Mullen Creek layered ultramafic/mafic intrusion. Historically, exploration has been conducted in the region for gold, silver, base metals and platinum group metals.

Exploration Plans. We have not begun the first stage of exploration of this property. Therefore we do not know at this time if this property has platinum group reserves. Due to financial constraints, we have no current plan to develop this property. However, we intend to preserve our rights in this property so that we may develop it in the future if adequate funding is available.

Geology and Mineralization. Our claims are located on a platinum group metals occurrence within mafic intrusives along an interpreted northwest to east-west trending structural zone. The area is characterized by intense shearing and hydrothermal alteration, which apparently concentrated the platinum group metals that were present in the surrounding mafic host rocks.

DOUGLAS CREEK, WYOMING

Location and Access. The Douglas Creek platinum group metals property is located in Albany County, Wyoming, in the Medicine Bow-Routt National Forest. The Douglas Creek property is approximately 35 miles southwest of Laramie, Wyoming, near the vicinity of Lake Owen, and can be reached by unimproved roads. The map on page 14 indicates the location of the Douglas Creek property.

Title Status. We staked 34 unpatented mining claims in this area in October 2000 and own a 100% interest in the claim block.

Exploration History. Exploration has occurred throughout this area historically, and minor gold and platinum group metals placer mining has occurred in several drainages in the area.

Exploration Plans. We have not begun the first stage of exploration of this property. Therefore we do not know at this time if this property has platinum group reserves. Due to financial constraints, we have no current plan to develop this property. However, we intend to preserve our rights in this property so that we may develop it in the future if adequate funding is available.

Geology and Mineralization. Mafic, ultramafic and metamorphic rocks overlie and host several known hydrothermal platinum group metal occurrences in dikes, veins and shear zones. Placer gold and platinum group metals are present in several streams that drain the area.

KEYSTONE, WYOMING

Location and Access. The Keystone platinum group metals property is located in Albany County, Wyoming, in the Medicine Bow-Routt National Forest. The Keystone property is approximately 35 miles southwest of Laramie, Wyoming, near the vicinity of Lake Owen, and can be reached by unimproved roads. The map on page 14 also indicates the location of the Keystone property.

Title Status. We staked 121 unpatented mining claims in this area in October 2000 and own a 100% interest in the claim block.

Exploration History. Exploration has occurred throughout this area historically, and minor gold and platinum group metals placer mining has taken place in drainages in the area.

Exploration Plans. We have not begun the first stage of exploration of this property. Therefore we do not know at this time if this property has platinum group reserves. Due to financial constraints, we have no current plan to develop this property. However, we intend to preserve our rights in this property so that we may develop it in the future if adequate funding is available.

Geology and Mineralization. Our claims are located on the eastern portion of the Mullen Creek layered intrusive complex, which consists of strongly deformed and metamorphosed mafic and ultramafic rocks. The area is situated on the southwest portion of the New Rambler mining district.

MCCORMICK CREEK, MONTANA

Location and Access. The McCormick Creek platinum group metals property is located in northwest Missoula County, Montana, approximately 34 miles northwest of Missoula. McCormick Creek can be reached by public highways, access roads and an unimproved dirt road. The map on page 16 indicates the location of the McCormick Creek property.

Title Status. We located 36 unpatented mining claims in the McCormick Creek area in 2000 and own a 100% interest in the claim block.

Exploration History. The history of mineral exploration in the McCormick Creek area is currently unknown.

Exploration Plans. We have not begun the first stage of exploration of this property. Therefore we do not know at this time if this property has platinum group reserves. Due to financial constraints, we have no current plan to develop this property. However, we intend to preserve our rights in this property so that we may develop it in the future if adequate funding is available.

Geology and Mineralization. The McCormick Creek property is a platinum-palladium-gold occurrence hosted in a mafic dike that intruded altered sediments of the Burke Formation, which is the lowermost section of the Ravalli Group formations within the Belt Supergroup, an occurrence of pre-cambrian sedimentary rocks in the geographic area of eastern Washington, northern Idaho, western Montana and southeast British Columbia. The dike at McCormick Creek is one of a series of sub-parallel, repetitious mafic dikes that intruded the Ravalli quartzites throughout the region.

GREEN MOUNTAIN LICENSES, MONTANA

Location and Access. The Green Mountain Licenses platinum group metals properties are located in Sanders County, Montana. The properties are located approximately 50 miles northwest of Missoula. The properties can be reached by public highways and access roads, as well as unimproved dirt roads. We do not have a map indicating the location of the Green Mountain Licenses at this time.

Title Status. Trend Mining Company controls a 100% interest in four Prospecting Land Use Licenses issued by the Montana State Minerals Management Bureau. The four licenses cover a total of 2,120 acres that are located on a PGE-bearing mafic dike or sill in Sanders County, Montana. The licenses provide Trend with access to the land parcels for non-mechanized prospecting activities for gold, silver, platinum group elements and associated minerals. The licenses provide Trend the sole right to explore for the listed minerals.

Exploration History. Although the area has been explored for copper and other base metals by various parties in the past, no systematic exploration for platinum group elements has been undertaken on these properties. No evidence of previous PGE exploration was observed within the claim block, nor has any exploration-related information been found during literature research.

Exploration Plans. We have not begun the first stage of exploration of this property. Therefore we do not know if this property has platinum group reserves. Due to financial constraints, we have no current plan to develop this property. However, we intend to preserve our rights in this property so that we may develop it in the future if adequate funding is available.

Geology and Mineralization. The mafic dikes and/or sills that occur on the Montana State Licenses are located along the strike of the Green Mountain dike, both east and west of the past producing Green Mountain PGE-Cu-Au mine, which is situated on the Flathead Indian Reservation. The mafic rocks in this region intrude Proterozoic age Burke Formation sediments and appear to be geologically similar to, or an extension of the Green Mountain dike, which has produced significant amounts of PGEs in the past. We performed superficial prospecting in this area and collected surface geochemical samples along the mafic dike that returned encouraging PGE values.

The Green Mountain Licenses are situated in one of the most prospective PGE-bearing districts in North America. The properties have potential to host high-grade, economic hydrothermal PGE mineralization within this mafic dike.

HARD ROCK JOHNSON, NEVADA

Location and Access. The Hard Rock Johnson platinum group metals property is located on BLM land in Clark County, Nevada, approximately 25 miles southwest of the town of Mesquite. The property is accessible by a gravel road. The map on page 16 also indicates the location of the Hard Rock Johnson property.

Title Status. We located 13 unpatented mining claims in this area in 1999 and early 2000 and own a 100% interest in the claim block.

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

Exploration Plans. We have not begun the first stage of exploration of this property, therefore we do not know at this time if this property has platinum group reserves. Due to financial constraints, we have no current plan to develop this property. However, we intend to preserve our rights in this property so that we may develop it in the future if adequate funding is available.

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

[Map indicating the location of the Peter Lake property.]

[Map indicating the location of the Lake Owen and Albany properties.]

[Map indicating the location within Wyoming of the following Wyoming properties:
Douglas Creek, Keystone, Lake Owen and Albany and Spruce Mountain.]

[Map indicating the location of the following U.S. properties: McCormick Creek, Hardrock Johnson and Southeast Wyoming properties.]

OTHER PROPERTY DISCLOSURES

o In November 2001, we sold the Pyramid property, an exploration property consisting of five unpatented mining claims in Churchill County, Nevada, to Calumet Mining Company, a related party, for 50,000 restricted shares of common stock of Calumet Mining Company, valued at $500. This company's stock was subsequently acquired by Western Goldfields, Inc. on a 1 for 2 basis. As a result, the Company received 25,000 shares of the common stock of Western Goldfields, Inc. The Pyramid property is a small silver mine and was not prospective for platinum group metals. We retained a 1.5% net smelter return royalty in the property should the Pyramid property be placed in production in the future.

o During the year ended September 30, 1998, we purchased, through the issuance of 150,000 shares of common stock, the Rae Wallace Company, which owned four patented mining claims located just north of Anchorage, Alaska. In May 1999, we sold the Rae-Wallace Company to another exploration company for $20,000. We retained a 2.5% net smelter return royalty in the Anchorage property should this property be placed in production in the future.

GLOSSARY OF TERMS

AMPHIBOLE: any of a large group of structurally similar hydrated, double silicate minerals, containing various combinations of sodium, calcium, magnesium, iron and aluminum.

ANOMALY: a deviation from uniformity or regularity in geophysical or geochemical quantities.

ARCHEAN: geologic age older than 2,500,000 years.

BRECCIA: rock in which angular fragments are surrounded by a mass of fine-grained minerals.

CHALCOPYRITE: the main copper ore, which is widely occurring and found mainly in veins.

CROSS CUT: a horizontal opening driven from a shaft at (or near) right angles to the strike of a vein or other orebody.

DEVELOPMENT: work carried out for the purpose of opening up a mineral deposit and making the actual extraction possible.

DIKES: a tabular igneous intrusion that cuts across the structures of surrounding rock.

DIP: the angle at which a vein, structure or rock bed is inclined from the horizontal as measured at right angles to the strike.

DISSEMINATED: fine particles of mineral dispensed through the enclosing rock.

EXPLORATION: work involved in searching for ore by geological mapping, geochemistry, geophysics, drilling and other methods.

FOLIATION: a planar arrangement of textural or structural features in any rock type.

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

METALLIFEROUS: bearing or producing metal.

MINERALIZATION: the concentration of metals and their compounds in rocks, and the processes involved therein.

MINING CLAIM UNIT: Canadian term for unpatented mining claim.

NET SMELTER RETURN ROYALTY: a share of net revenues generated from the sale of metal produced by a mine.

OCCURRENCE: site or area where detectable mineralization is known. May or may not be economic.

ORE: material that can be economically mined from an orebody and processed.

OREBODY: a continuous, well-defined mass of material of sufficient ore content to make extraction economically feasible; or a reserve.

OUTCROP: the part of a rock formation that appears at the earth's surface, often protruding above the surrounding ground.

PLACER MINING: mining of surficial mineral deposit formed by mechanical concentration of mineral particles from weathered debris.

PLAGIOCLASE-HORNBLENDE: rock-forming ferromagnesian silicate mineral with double chains of silicon-oxygen tetrahedra and whose cleavage pattern is not quite at right angles.

PGE: platinum group element.

PYRITE: the most widespread sulfide mineral.

PYROXENITE: any group of minerals.

QUARTZITE: a sedimentary rock consisting mostly of silica sand grains that have been welded together by heat and compaction.

RECLAMATION: the restoration of a site after exploration activity or mining is completed.

REEF: a mining term for a metalliferous mineral deposit, usually tabular and relatively narrow in nature.

REMOBILIZATION: term that described a mineral (or rock) that has become mobile again, often forming a mineral deposit.

SCHIST: a foliated metamorphic rock the grains of which have a roughly parallel arrangement.

SCHISTOSITY: a foliation in schist due to the parallel, planar arrangement of mineral grains, usually mica.

SEDIMENTARY ROCKS/SEDIMENTS: rocks resulting from the consolidation of loose fragments of older rock transported from its source and deposited.

SHEAR OR SHEARING: the deformation of rocks by lateral movement along numerous parallel planes, generally resulting from pressure and producing such metamorphic structures as cleavage and schistosity.

SILICATES: minerals with crystal structure containing silicon-oxygen tetrahedra arranged as isolated units, single or double chains, sheets or three-dimensional frameworks.

SILLS: a near horizontal flat-bedded strata of intrusive rock.

SULFIDE: a metallic mineral containing unoxidized sulphur.

SURFICIAL: relating to the earth's surface.

STRIKE: the course or bearing of a vein or a layer of rock.

TETRAHEDRAL: a four-sided solid.

TRICLINIC FELDSPAR: feldspar in which the two cleavage directions are not quite at right angles. These are referred to as "plagiocase," meaning obliquely cleaving.

ULTRAMAFIC: consisting dominantly of mafic minerals, containing less than 10 percent feldspar. Includes dunite, peridotite, amphibolite and pyroxenite.

UNPATENTED MINING CLAIM: a parcel of property located on federal lands pursuant to the 1872 Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode mining claim is granted certain rights including the right to explore and mine such claim.

VEIN: a deposit of foreign minerals within a rock fracture or joint.

Item 3.  Legal Proceedings

One of our vendors, Nevada Southwest Investments LLC, doing business as Reno Business Park, obtained a judgment against us on May 21, 2002, in the Second Judicial District, Washoe County, Nevada to collect the amount of $18,574.90 (inclusive of fees and costs) plus interest at the rate of 18% per annum due under a rental lease agreement for office space the Company chose to vacate. The Company did not contest this action since it had no basis to do so. This court judgment, unless paid, may ultimately result in liens against the Company's bank account, other Company assets, or the mineral properties held by the Company. The Company is attempting to negotiate with the creditor to make suitable payment arrangements to pay this judgment over time.

Additionally, both the State of Idaho and the Internal Revenue Service (the "IRS") had threatened to impose liens against our bank account, other assets or mineral properties unless we adhered to a rigorous payment schedule imposed to repay past due withholding taxes. We have satisfied all payment obligations to the State of Idaho and we recently made our last payment to the IRS.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

                                    PART II.

Item 5.  Market for Common Equity and Related Shareholder Matters

Our shares are traded on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc., or NASD, under the trading symbol "TRDM." Summary trading by quarter for Trend's 2003 and 2002 fiscal years are as follows:

FISCAL QUARTER                        HIGH BID (1)      LOW BID (1)
                                      ------------      -----------

2003
          Fourth Quarter                 $0.40            $0.12
          Third Quarter                  $0.18            $0.12
          Second Quarter                 $0.32            $0.17
          First Quarter                  $0.20            $0.14

2002
          Fourth Quarter                 $0.55            $0.11
          Third Quarter                  $0.76            $0.50
          Second Quarter                 $0.76            $0.34
          First Quarter                  $0.72            $0.30

(1) These quotations are from the OTC Bulletin Board and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

As of September 30, 2003, we had 945 holders of record of our common stock.

We have not paid any dividends since our inception and do not anticipate paying any dividends on our common stock in the foreseeable future. There are no restrictions which preclude the payment of dividends, except that they may not be paid if such payment would render us insolvent. Our dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for operations in the foreseeable future.

Equity Compensation Plan Information

As of the date of this report, we have no compensation plans under which our equity securities may be issued which were not approved by our shareholders, except for the following:

In March 2003, we reached a fee agreement with National Securities Corporation ("NSC"). If NSC is successful in procuring investor funds on our behalf, a fee in the amount of 13% of the funds invested will become payable to NSC in cash, and 15% of the funds invested will become payable in warrants. No work has been done to date pursuant to this contract and, therefore, no warrants have been issued under this agreement. The number of warrants available for issuance pursuant to this agreement is indeterminable at this time.

The following table provides a summary, as of September 30, 2003, of our 2000 Equity Incentive Plan.

                                                                                     Number of securities
                                                                                     remaining available for
                           Number of securities                                      future issuance under
                           to be issued upon           Weighted-average              equity compensation
                           exercise of                 exercise price of             plans (excluding
                           outstanding options,        outstanding options,          securities reflected in
                           warrants and rights         warrants and rights           column (a))
                           (a)                         (b)                           (c)
                           ------------------------    -------------------------     -------------------------

Equity compensation
plans approved by
security holders           1,006,237 (1)               $0.87                         3,393,753

Equity compensation
plans not approved by
security holders                   0                       0                                 0 (2)(3)

Total                      1,006,237                                                 3,393,753

(1) Our 2000 Equity Incentive Plan was adopted by our shareholders at our annual meeting of shareholders held on February 23, 2001. 5,000,000 shares are authorized for issuance pursuant to equity awards under our 2000 Equity Incentive Plan. Under our 2000 Equity Incentive Plan, we grant restricted stock and options to our officers (and may grant them to employees and consultants in the future), subject to vesting requirements. In addition, under this plan, our directors receive grants of options and common stock as part of their annual compensation for serving as our directors.

(2) In the fiscal year ended September 30, 2003, we issued 1,683,779 shares of restricted stock to Howard Schraub pursuant to an agreement for financial consulting and public relations services. The agreement was terminated in August 2003 and no further payments or equity issuances thereunder will be made.


         On January 14, 2003, we issued 35,000 shares of common stock to Michael Sharratt pursuant to a consulting agreement with Mr. Sharratt discussed below. This agreement was subsequently terminated and no further payments or equity issuances thereunder will be made.

(3) This table does not include warrants and common stock issuable in connection with certain loans from shareholders to the Company. From 2000 to the present we have incurred debt aggregating $1,032,858 (the "Shareholder Debt") pursuant to loan agreements with certain of our shareholders (the "Shareholder Loans"). Pursuant to the Shareholder Loans, the shareholders were issued one warrant to purchase a share of our common stock for each dollar of Shareholder Debt, totaling an aggregate of 1,032,858 warrants. Each $.50 of the Shareholder Debt is convertible into units comprised of one share of our common stock and one warrant to purchase a share of our common stock. If all Shareholder Debt were converted to units per its terms, 2,065,716 additional shares of common stock and 2,0656,716 additional warrants to purchase a share of our common stock would be issued.

         The table does not include 187,500 shares issued to John P. Ryan in lieu of $20,025 of compensation owed to him pursuant to a September 2002 employment agreement.

         The table does not include 600,656 shares issued to Kurt J. Hoffman in lieu of $60,066 of salary for fiscal year 2003.

Recent Sales of Unregistered Securities

We had 33,229,085 shares of common stock issued and outstanding as of September 30, 2003. The issuances discussed under this section are exempted from registration under Rule 506 of the Securities Act of 1933, as amended (the "Securities Act"), or Section 4(2) of the Securities Act, as indicated. All purchasers of the issued securities represented to us that they acquired the shares for investment purposes only and all stock certificates contain appropriate restrictive legends. No underwriters or brokers or dealers were involved in connection with the sales of securities referred to in this section.

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume in our shares during the four calendar weeks immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding a sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limitations, current public information requirements, manner of sale provisions or notice requirements.

Common Stock

In July and August 2002, Thomas Kaplan, an accredited investor, made loans to us in the aggregate amount of $250,000. Pursuant to the terms of these loans, Mr. Kaplan converted the debt into 2,500,000 shares of our common stock pursuant to an offering to be undertaken by the Company in October, 2002, as described below. The Company relied upon the exemption from registration found in Rule 506 under the Securities Act of 1933, as amended ("Rule 506"), in connection with this issuance.

Between October and December 2002, we issued 5,250,000 shares of common stock for $275,000 cash and the conversion of $250,000 of loans made to the Company in July and August 2002. The purchases were made by a group of accredited investors in a private placement. In January 2003, we issued an additional 250,000 shares of common stock for $25,000 to one accredited investor in a private placement. Pursuant to the terms of the private placement, the Company agreed to file a one time registration statement within 14 days of the completion of the offering, seeking registration of the shares sold for sale from time to time. The investors who purchased the shares in this offering represented to us that they had no current intention to re-sell their shares. The Company filed such registration statement, but subsequently withdrew the filing due to the substantial expense which would be entailed in rendering it effective. Because the Company was unable to render the registration statement effective, the Company issued 860,000 additional shares to the investors who purchased shares in this offering. Such shares were issued in September 2003. The Company has no further obligation in this regard. The Company relied on Rule 506 in connection with these issuance.

In January 2003, we issued 450,000 shares of our common stock to John P. Ryan in exchange for 18,334 shares of common stock of Cadence Resources Corporation and 35,000 shares of the common stock of Western Goldfields, Inc. The shares exchanged by Mr. Ryan had a market value of $93,000 at the time of the exchange. Mr. Ryan is one of our directors and our chief financial officer and also an officer of Cadence Resources Corporation and Western Goldfields, Inc. We subsequently sold the 18,334 shares of the common stock of Cadence Resources Corporation for $23,084.50 and 5,000 shares of the common stock of Western Goldfields for $4,000. The Company continues to hold 30,000 shares of Western Goldfields stock from this placement. The Company relied on the exemption from registration found in Rule 506 in connection with these issuances.

In January 2003 we issued a total of 369,160 shares of common stock valued to $36,916 for loans and expenses payable to two individuals. 169,160 of these shares were issued to Kurt Hoffman, President of the Company and one of our directors, for $9,500 of salary owed and $7,416 of expenses incurred on behalf of the Company. The Company relied on the exemption from registration found in Rule 506 in connection with these issuances.

In January 2003, we granted 35,000 shares of our common stock valued at $3,850 to Michael Sharratt, the Chairman of our board of directors, for consulting services relating to meeting with existing shareholders and accredited financial institutions, as well as acting in an advisory capacity to management. On the same date we also issued 37,500 shares to Mr. Ryan in lieu of $3,000 of salary and $750 of expenses incurred on behalf of the Company. The Company relied upon the exemption from registration found in Section 4(2) of the Securities Act of 1933, as amended ("Section 4(2)") in connection with these issuances.

During fiscal year 2003, we also issued an aggregate of 1,683,779 shares valued at $254,500 to Howard Schraub for consulting services rendered to us. In October 2002, we issued 300,000 shares valued at $33,000 to Ron Nash for consulting services rendered. Also, in September 2003, we issued 25,000 shares of our common stock valued at $6,500 to Paul Lechler for consulting services rendered. The Company relied on the exemption from registration found in Rule 506 in connection with each of these issuances.

In September 2003, we issued an aggregate of 150,000 shares to John P. Ryan in lieu of $15,000 of salary owed. Also in September, 2003 we issued 600,656 shares to Mr. Hoffman for past due salary owed of $60,066. The Company relied on the exemption from registration found in Section 4(2) in connection with these issuances.

On September 15, 2003, pursuant to our 2000 Equity Incentive Plan, each of our six directors received a grant of 100,000 shares of our common stock, valued at $.10 per share. The Company relied on the exemption from registration found in
Section 4(2) in connection with these issuances.

The Company entered into each of the transactions described for different purposes. As discussed above, 2,043,779 shares were issued to consultants in connection with specific services rendered 369,160 shares were issued to pay off loans and expenses incurred on behalf of the Company, 600,000 shares were issued to our directors for their services, 788,156 shares were issued to officers in lieu of salary and 6,810,000 shares were issued in connection with distinct financing arrangements with various investors, totaling 10,611,095 shares issued in fiscal year 2003.

All shares issued in connection with the above described events were issued to existing stockholders or individuals or entities previously known to us or Mr. Schraub or Mr. Nash. Each investor involved in the above financing transactions (other than shares issued for services) represented to us that they were an accredited investor. At the time of each issuance, we were not aware of any such investor having any current intent to resell our stock.

Item 6. Plan of Operation

We are an early stage exploration mining company. Our primary expenditures at this stage consist of payment of various governmental fees to maintain the priority of our unpatented mining claims, payment of our debt service, payment of accounting and legal fees and general office expenses.

Our losses for the year ended September 30, 2003, were $965,158. These losses increased our accumulated deficit since inception of the current exploration stage to $8,723,560. Our total loss since inception of the company is $9,282,064. Our loss for fiscal year 2003 is due primarily to general operating expenses of $814,728.

Our operating cash at the end of the fiscal year totaled $2,558. We also own equity securities of other companies which are of limited liquidity and which we have been selling in order to raise additional operating capital. At September 30, 2003, the market value of such securities was $57,300. However, due to the limited liquidity and in some cases, restricted nature of such securities, the amount of capital actually raised from any such sales may not approach this value. We have inadequate cash to continue current operations through the end of the quarter ending March 31, 2004. We intend to raise the additional capital required to fund our operations through at least spring of 2004, by engaging in either debt or equity financing. The completion of such a transaction depends on our ability to find suitable investors. Such operational uncertainty raises substantial doubts about our ability to continue as a going concern. The Company has continued to fund itself on a month-to-month basis through loans from shareholders, officers, directors and other private parties and also through small private placements of its common stock.

We have substantial operational commitments to fund in order to maintain our land holdings as now configured. This includes work commitments of $372,000
(CAD) on our Peter Lake property to keep the property in good standing, annual assessment work requirements on our unpatented mining claims, as well as federal and county filing fees due on unpatented claims. Our inability to raise substantial capital in the second quarter of the fiscal year 2004 may severely impact our ability to explore and retain all of the properties described in this report. This is particularly applicable to the Peter Lake property, which has required work commitments which must be completed by December 30, 2004. However, we must have such funds in place in order to plan and execute our work program in a timely manner and to preserve our rights to the properties.

We will also continue to incur costs and expenses relating to accounting and legal services in connection with our obligations as a public company, raising additional capital and other general corporate matters.

We are at this time technically insolvent, as our liabilities exceed our assets, and we have been unable to make payments to our creditors in a timely fashion as they come due. Over the past two years we have settled or paid in full a number of payables with our creditors. During the last fiscal year, we have made arrangements with several of our creditors for the satisfaction of outstanding obligations. In the quarter ended March 31, 2003, we made a settlement with a vendor for outstanding invoices totaling $272,354 in exchange for $150,000 in cash. This resulted in forgiveness of debt of $122,354, which is recorded as other income. On May 23, 2002, a Nevada court entered a judgment by default against us in the total amount of $18,574 which bears interest at 18% per annum until paid in full. We are currently negotiating with the creditor to make suitable payment arrangements to pay this judgment over time. The IRS imposed a rigorous payment schedule on us to repay past due withholding taxes. We have complied with such payment arrangements and recently made our last payment to the IRS.

Our trade payables which are due as of September 30, 2003, total $146,419. The most significant of these payables include past due amounts owed to a total of five persons who were former officers and consultants and which total $73,482.95. The Company is seeking to negotiate a settlement of these past due balances. The remaining sums due are trade payables ranging from $425 to $35,325.87. The Company believes fair and reasonable settlement amounts as well as payment schedules can be arranged on all of these remaining accounts.

Although we have been successful to date in persuading our creditors to exercise patience, there can be no assurance that such "standstill" arrangements will continue to be honored in the future. At any time, it is possible that some or all of such creditors or additional creditors may file lawsuits to collect amounts owed to them, attempt to place holds on demand and time deposits of the Company, or force insolvency proceedings upon the Company.

Our severe shortage of capital also hinders our ability to retain highly skilled and qualified personnel who are important to the future success of the Company, such as Mr. Hoffman, Mr. Ryan and Dave Mooney, our chief geologist. This lack of funding may have a demoralizing effect upon our employees, officers and directors that may ultimately lead to poor productivity or outright resignation. In such event, the ability of the Company to successfully implement its business plan as discussed herein would be severely hampered, if not altogether thwarted.

Since February 2001, we have borrowed funds principally from our major shareholder, Tom Kaplan, and his affiliates (the "Kaplan Group"), to fund the minimum activities of the Company. As of September 30, 2003, we have borrowed approximately $670,000 from Electrum LLC, our largest stockholder and a company owned by Mr. Kaplan, pursuant to certain financial arrangements. LCM Holdings, LDC, also a major shareholder of ours and an affiliate of Mr. Kaplan, has loaned us a total of $232,858. We have also borrowed $130,000 from two individuals affiliated with Mr. Kaplan. For each dollar borrowed from the Kaplan Group, we have issued a warrant to purchase a share of our common stock. Additionally, the loans to the Kaplan Group are convertible into units, as described below. In total, we have borrowed $1,032,858 from the Kaplan Group, all of which remains outstanding.

In March 2001, we extended the expiration date of additional warrants held by Electrum to acquire 7,979,761 shares for three years through September 30, 2006.

Pursuant to an amendment to the above loan agreements made as of January 30, 2002 (the "Refinancing Agreement"), we agreed to adjust the conversion terms of the loans provided by the Kaplan Group. This adjustment also included redefining the terms of the warrants previously granted to the Kaplan Group. As a result of this agreement, the loans the Kaplan Group became convertible into "units" of the Company at $0.50 per unit. Pursuant to the Refinancing Agreement, each unit is comprised of one share of common stock and one warrant to acquire one share of common stock for $1.00, exercisable through September 30, 2006. In connection with the Refinancing Agreement, we also changed the strike price of the warrants issued for each dollar borrowed to purchase our common stock from $1.50 to $1.00 per share and extended their respective terms by one year. These warrants begin to expire in September 30, 2005.

The terms of all loans from the Kaplan Group provide that they are due and payable immediately upon the completion of a private placement of shares of our stock. We have completed private placements since entering into these loan agreements; however, all parties have agreed that we have not raised a significant enough amount to render the loans due and payable.

Additionally, in August 2003, we borrowed $65,000 at 10% interest from CGT Management Ltd., an entity in which members of Mr. Kaplan's family hold an indirect interest. The maturity date of this loan is February 25, 2004.

Because we have not completed the first phase of exploration on any of our properties, we do not anticipate earning revenues from mining operations in the next 12 months. We must incur more expenses in our research and early exploration phases on our properties before we can expect to earn any revenues from mining operations. Therefore, we must seek additional financing from the public or private debt or equity markets to continue to protect our interests in our properties and engage in the first phase of exploration of our properties. Under our Certificate of Incorporation, we have 100,000,000 authorized shares of common stock and are authorized to issue 20,000,000 shares of preferred stock. We currently have no preferred shares issued and outstanding.

There can be no assurance that Electrum, LCM Holdings or others will continue to advance funds to us or that our efforts to obtain additional financing will be successful. Further, there can be no assurance that additional financing will be available on terms acceptable to the Company.

Because the Company has limited cash, has negative working capital, has no revenues, has incurred a net loss of $965,158 for the year ended September 30, 2003 and has an accumulated deficit of $8,723,560, the Company may be unable to remain in business. The Company has been able to continue to remain in business over the last five years by conducting small private placements of its common stock from time-to-time to pay its overhead. Therefore, the viability of the Company is wholly dependant on the willingness of investors to continue to fund the Company. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding.

The level of interest that investors may have for the Company is difficult to predict and is largely dependent on market forces and conditions which are out of the control of the Company. Another factor is that the Company has not been able to obtain sufficient amounts of funding to undertake exploration of its mineral projects of an expanded scope. The Company's inability to show tangible progress on its mineral properties over the last five years may have an adverse effect on the ability of the Company to continue to raise financing.

Our primary business objective for the near term will be to focus on raising sufficient capital to retain the mineral properties we now control and to pay our overhead. On September 2, 2003, we made land payments of about $90,000 to retain control of these properties. We have allocated approximately $20,000 per month to cover our general and administrative expenses, accounting and legal fees, as well as payments made to creditors pursuant to payment arrangement plans.

Item 7. Financial Statements

Board of Directors
Trend Mining Company
Post Falls, Idaho

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Trend Mining Company (an exploration stage company) as of September 30, 2003 and 2002, and the related statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended and for the period from October 1, 1996 (inception of exploration stage) to September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trend Mining Company as of September 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, and for the period from October 1, 1996 (inception of exploration stage) to September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 7, 2004

                                                  TREND MINING COMPANY
                                             (An Exploration Stage Company)
                                                     BALANCE SHEETS


                                                                               September 30,            September 30,
                                                                                   2003                     2002
                                                                             ------------------        ----------------
ASSETS

CURRENT ASSETS
      Cash                                                                 $             2,558      $            2,281

MINERAL PROPERTIES                                                                           -                       -

PROPERTY AND EQUIPMENT, net of depreciation                                              5,172                  25,929

OTHER ASSETS
      Investments                                                                       57,300                     250
                                                                             ------------------        ----------------

TOTAL ASSETS                                                               $            65,030      $           28,460
                                                                             ==================        ================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable                                                     $           146,419      $          492,250
      Accounts payable - checks in excess of bank balance                                3,297                       -
      Accrued expenses                                                                       -                 100,542
      Interest payable                                                                 135,425                  52,298
      Loans payable - Related Prties                                                 1,097,857               1,062,358
      Current portion of long-term debt                                                      -                   2,897
                                                                             ------------------        ----------------
           TOTAL CURRENT LIABILITIES                                                 1,382,998               1,710,345
                                                                             ------------------        ----------------

LONG-TERM DEBT, net of current portion                                                       -                  12,161

COMMITMENTS AND CONTINGENCIES                                                                -                       -

STOCKHOLDERS' DEFICIT
      Preferred stock,  $0.01 par value, 20,000,000 shares
           authorized; 0 and 1 share issued and outstanding, respectively                    -                       -
      Common stock,  $0.01 par value, 100,000,000
           shares authorized; 33,229,085 and
           22,588,435 shares issued and outstanding, respectively                      332,291                 225,884
      Additional paid-in capital                                                     6,246,963               5,012,134
      Stock options and warrants                                                     1,383,042               1,383,042
      Pre-exploration stage accumulated deficit                                       (558,504)               (558,504)
      Accumulated deficit during exploration stage                                  (8,723,560)             (7,756,602)
      Other comprehensive income                                                         1,800                       -
                                                                             ------------------        ----------------
           TOTAL STOCKHOLDERS' DEFICIT                                              (1,317,968)             (1,694,046)
                                                                             ------------------        ----------------

TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIT                                                $            65,030      $           28,460
                                                                             ==================        ================


   The accompanying notes are an integral part of these financial statements.

                                        TREND MINING COMPANY
                                   (An Exploration Stage Company)
                           STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                      Period from
                                                                                    October 1, 1996
                                                                                     (Inception of
                                                                                  Exploration Stage)
                                                 Year Ended        Year Ended             to
                                                September 30,     September 30,      September 30,
                                                    2003              2002               2003
                                               ---------------  ---------------  ------------------

REVENUES                                      $             -  $             -  $                -
                                               ---------------  ---------------  ------------------

EXPENSES
      Exploration expense                             144,279          874,420           2,909,066
      General and administrative                      468,098          370,468           2,263,989
      Officers and directors compensation             143,256          108,035           1,385,396
      Legal and professional                           48,506           72,691           1,137,778
      Depreciation                                     10,590            9,460              48,976
                                               ---------------  ---------------  ------------------
           Total Expenses                             814,728        1,435,074           7,745,204
                                               ---------------  ---------------  ------------------

OPERATING LOSS                                       (814,728)      (1,435,074)         (7,745,204)
                                               ---------------  ---------------  ------------------

OTHER INCOME (EXPENSE)
      Dividend and interest income                          -                -               6,398
      Gain (loss) on disposition and
            impairment of assets                        2,335            8,372            (177,519)
      Gain (loss) on investment sales                  30,692                -             (23,080)
      Financing expense                              (223,600)         (91,544)         (1,135,113)
      Interest expense                                (84,010)         (93,085)           (223,814)
      Other income                                          -            1,086              10,345
      Forgiveness of debt                             122,354          442,074             564,428
                                               ---------------  ---------------  ------------------
           Total Other Income (Expense)              (152,229)         266,903            (978,355)
                                               ---------------  ---------------  ------------------

LOSS BEFORE INCOME TAXES                             (966,958)      (1,168,171)         (8,723,560)

INCOME TAXES                                                -                -                   -

                                               ---------------  ---------------  ------------------
NET LOSS                                             (966,958)      (1,168,171)         (8,723,560)
                                               ---------------  ---------------  ------------------

OTHER COMPREHENSIVE INCOME
      Change in market value of investments             1,800              413               1,800
                                               ---------------  ---------------  ------------------

NET COMPREHENSIVE LOSS                        $      (965,158) $    (1,167,758) $       (8,721,760)
                                               ===============  ===============  ==================


BASIC AND DILUTED NET LOSS PER SHARE          $         (0.03) $         (0.06)
                                               ===============  ===============

WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                    28,928,582       19,506,979
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

                                                           TREND MINING COMPANY
                                                      (An Exploration Stage Company)
                                               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                Common Stock                                                  Other
                                         -------------------------   Additional     Stock                  Comprehensive
                                            Number                    Paid-in    Options and   Accumulated    Income
                                          of Shares       Amount      Capital      Warrants      Deficit      (Loss)       Total
                                         -----------   -----------  -----------  -----------  -----------  -----------  -----------
Balance, October 1, 1996                 $ 1,754,242   $    17,542  $   663,218  $         -  $  (558,504) $         -  $   122,256

Common stock issuances as follows:
    - for cash at $0.50 per share            200,000         2,000       98,000            -            -            -      100,000
    - for payment of liabilities and
      expenses at $0.50 per share             45,511           455       22,301            -            -            -       22,756

Net loss for the year ended
    September 30, 1997                             -             -            -            -     (128,614)           -     (128,614)
                                         -----------   -----------  -----------  -----------  -----------  -----------  -----------

Balance, September 30, 1997                1,999,753        19,997      783,519            -     (687,118)           -      116,398

Issuance of common stock as
    follows:
    - for mineral property at
      $0.50 per share                        150,000         1,500       73,500            -            -            -       75,000
    - for lease termination at
      $0.50 per share                         12,000           120        5,880            -            -            -        6,000
    - for debt at $0.50 per share             80,000           800       39,200            -            -            -       40,000
    - for cash at $0.20 per share              7,500            75        1,425            -            -            -        1,500
    - for compensation at $0.50
      per share                                9,000            90        4,410            -            -            -        4,500

Issuance of stock options for
    financing activities                           -             -            -        2,659            -            -        2,659

Net loss for the year ended
    September 30, 1998                             -             -            -            -     (119,163)           -     (119,163)

Change in market value of
    investments                                    -             -            -            -            -      117,080      117,080
                                         -----------   -----------  -----------  -----------  -----------  -----------  -----------

Balance, September 30, 1998                2,258,253        22,582      907,934        2,659     (806,281)     117,080      243,974

Common stock issuances as follows:
    - for cash at an average of
      $0.07 per share                        555,000         5,550       35,450            -            -            -       41,000
    - for prepaid expenses at
      $0.33 per share                         50,000           500       16,000            -            -            -       16,500
    - for consulting services at
      an average of $0.20 per share          839,122         8,391      158,761            -            -            -      167,152
    - for mineral property at $0.13
      per share                              715,996         7,160       82,470            -            -            -       89,630
    - for officers' compensation at
      an average of $0.24 per share          300,430         3,004       70,522            -            -            -       73,526
    - for debt, investment and expenses
      at $0.30 per share                       9,210            92        2,671            -            -            -        2,763
    - for directors' compensation at
      an average of $0.25 per share           16,500           165        3,960            -            -            -        4,125
    - for rent at $0.25 per share              1,000            10          240            -            -            -          250
    - for equipment at $0.30 per share       600,000         6,000      174,000            -            -            -      180,000

Net loss for the year ended
    September 30, 1999                             -             -            -            -     (716,759)           -     (716,759)

Other comprehensive loss                           -             -            -            -            -      (79,179)     (79,179)
                                         -----------   -----------  -----------  -----------  -----------  -----------  -----------

Balance, September 30, 1999                5,345,511        53,454    1,452,007        2,659   (1,523,040)      37,901        22,982

Common stock and option issuances
    as follows:
    - for employee, officer and
      director compensation at an
      average of $0.61 per share             231,361         2,314      140,446       15,820            -            -      158,580
    - for officers' and directors'
      compensation at an average of
      $1.19 per share                         11,500           115       13,615            -            -            -       13,730
    - for services at an average of
      $0.47 per share                        530,177         5,302      246,333            -            -            -      251,635
    - for mineral property at $0.89
      per share                            1,000,000         1,000       88,000            -            -            -       89,000
    - for investments at $0.33 per
      share                                  200,000         2,000       64,000            -            -            -       66,000
    - for cash at $0.08 per share            456,247         4,562       28,969            -            -            -       33,531
    - for cash, options and warrants         100,000        10,000        2,414       87,586            -            -      100,000
    - for incentive fees at $0.33
      per share                               65,285           653       20,891            -            -            -       21,544
    - for deferred mineral property
      acquisition costs at $0.13
      per share                              129,938         1,299       14,943            -            -            -       16,242
    - for modification of stockholder
      agreement at $0.60 per share           200,000         2,000      118,000       30,000            -            -      150,000
    - for modification of stockholder
      agreement                                    -             -        4,262       10,379            -            -       14,641
    - from exercise of options at $0.12
      per share                            9,962,762        99,628    1,103,016      (37,524)           -            -    1,165,120

Cash received for the issuance of common
    stock warrants for 7,979,761 shares
    of stock                                       -             -            -       10,000            -            -       10,000

Miscellaneous common stock adjustments            (5)            -            -            -            -            -            -

Net loss for the year ended
    September 30, 2000                             -             -            -            -   (2,186,541)           -   (2,186,541)

Other comprehensive income (loss)                  -             -            -            -            -      (38,314)     (38,314)

                                         -----------   -----------  -----------  -----------  -----------  -----------  -----------
Balance, September 30, 2000               18,232,776   $   182,327  $ 3,296,897  $   118,920  $(3,709,581) $      (413) $  (111,850)
                                         -----------   -----------  -----------  -----------  -----------  -----------  -----------


   The accompanying notes are an integral part of these financial statements.

                                                        TREND MINING COMPANY
                                                   (An Exploration Stage Company)
                                       STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

                                                Common Stock         Additional     Stock                       Other
                                            Number                   Paid-in     Options and   Accumulated    Comprehensive
                                            of Shares   Amount       Capital      Warrants       Deficit      Income (Loss)   Total

Balance, September 30, 2000               18,232,776   $   182,327  $ 3,296,897  $   118,920  $(3,709,581) $      (413) $  (111,850)

Common stock and option issuances
    as follows:
    - for cash of $1.00 per share            192,000         1,920      190,080            -            -            -      192,000
    - for cash and consulting services
      from options for $0.39 per share        33,333           333       12,737       (3,070)           -            -       10,000
    - for services at an average of
      $0.92 per share                         13,700           137       12,463            -            -            -       12,600
    - for officer and employee
      compensation at $1.13 per share          5,200            52        5,828            -            -            -        5,880
    - for payment of accrued officer's
      compensation at $1.35 per share         10,000           100       13,400            -            -            -       13,500
    - for consulting services at an
      average of $0.77 per share              45,461           455       34,247            -            -            -       34,702
    - for directors' compensation at
      $0.85 per share                         75,000           750       63,000            -            -            -       63,750
    - for modification of contract at
      $0.78 per share                          3,000            30        2,310            -            -            -        2,340
    - for interest payment on contract
      at an average of $0.80 per share        10,000           100        7,900            -            -            -        8,000
    - for mineral property expenses at
      $0.85 per share                          1,000            10          840            -            -            -          850
    - for debt at $1.00 per share            134,500         1,345      133,155            -            -            -      134,500

Options issued to officers, directors
    and employees for services                     -             -            -      354,000            -            -      354,000

Warrants issued as follows:
    - for consulting services                      -             -             -     170,521            -            -      170,521
    - for loan agreements                          -             -             -     141,547            -            -      141,547
    - for extension of exercise period
      on outstanding warrants                      -             -             -     608,058            -            -      608,058

Net loss for the year ended
    September 30, 2001                             -             -            -            -   (3,437,354)           -   (3,437,354)

Other comprehensive income                         -             -            -            -            -          413          413
                                         -----------   -----------  -----------  -----------  -----------  -----------  -----------

Balance, September 30, 2001               18,755,970       187,559    3,772,857    1,389,976   (7,146,935)           -   (1,796,543)

Common stock issuances
    as follows:
    - for cash at $0.10 per share          2,500,000        25,000      225,000            -            -            -      250,000
    - for a note payable at $1.00
      per share                               25,000           250       24,750            -            -            -       25,000
    - for consulting fees payable
      at $0.55 per share                      12,536           126        6,769            -            -            -        6,895
    - for mineral properties at
      $0.70 per share                      1,100,000        11,000      759,000            -            -            -      770,000
    - for services at an average
      of $0.49 per share                     112,500         1,125       53,625            -            -            -       54,750
    - for financing expense at an
      average of $0.44 per share              82,429           824       35,369            -            -            -       36,193

Options issued to officers, directors
    and employees for services                     -             -            -       29,528            -            -       29,528

Warrants issued as follows:
    - for loan agreements                          -             -            -       55,352            -            -       55,352

Expiration of stock options and warrants           -             -       91,814      (91,814)           -            -            -

Interest expense forgiven by shareholders          -             -       42,950            -            -            -       42,950

Net loss for the year ended
    September 30, 2002                             -             -            -            -   (1,168,171)           -   (1,168,171)
                                         -----------   -----------  -----------  -----------  -----------  -----------  -----------

Balance, September 30, 2002               22,588,435       225,884    5,012,134    1,383,042   (8,315,106)           -   (1,694,046)

Common stock issuances as follows:
    - miscellaneous common stock
      adjustment                              29,555           296            -            -            -            -          296
    - for cash at $0.10 per share          5,500,000        55,000      495,000            -            -            -      550,000
    - for consulting services at
      an average of $0.15 per share        1,763,779        17,638      243,362            -            -            -      261,000
    - for loans payable at an average
      of $0.10 per share                     369,160         3,692       33,224            -            -            -       36,916
    - for prior period services at an
      average of $.12 per share              245,000         2,450       30,550            -            -            -       33,000
    - for investments at $0.21 per share     450,000         4,500       88,668            -            -            -       93,168
    - to officers and directors for
      services at $.10 per share           1,423,156        14,232      129,024            -            -            -      143,256
    - penalty shares at $.26 per share       860,000         8,600      215,000            -            -            -      223,600

Change in market value of investments              -             -            -            -            -        1,800        1,800

Net loss for the year ended
    September 30, 2003                             -             -            -            -     (966,958)           -     (966,958)
                                         -----------   -----------  -----------  -----------  -----------  -----------  -----------

Balance, September 30, 2003               33,229,085   $   332,291  $ 6,246,963  $ 1,383,042  $(9,282,064) $     1,800  $(1,317,968)
                                         ===========   ===========  ===========  ===========  ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                                        TREND MINING COMPANY
                                   (An Exploration Stage Company)
                                      STATEMENTS OF CASH FLOWS
                                                                                      Period from
                                                                                    October 1, 1996
                                                                                     (Inception of
                                                                                  Exploration Stage)
                                                 Year Ended        Year Ended             to
                                                September 30,     September 30,      September 30,
                                                    2003              2002               2003
                                               ---------------  ---------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                   $      (966,958) $    (1,168,171) $       (8,723,560)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
    Depreciation                                       10,590            9,460              48,976
    Gain on investment sales                          (30,692)               -              28,236
    Loss (Gain) on disposition and impairment
       of assets                                        2,335                -             185,891
    Gain on sale of mineral property claims
       for securities                                       -             (500)               (500)
    Gain on trade-in of property and equipment              -           (7,872)             (7,872)
    Gain on settlement of vendor account             (122,354)         442,074            (122,354)
    Interest expense forgiven by shareholders               -           23,566              23,566
    Common stock issued for services
       and expenses                                   294,000           90,943             927,549
    Common stock issued for payables                   36,916           31,895              68,811
    Common stock and options issued as
       compensation                                   143,256           29,528             864,375
    Stock options and warrants issued for
       financing activities                                 -           55,352             822,257
    Common stock issued for investments                93,168                -             160,168
    Common stock and warrants issued to
       acquire mineral property options                     -          770,000           1,114,873
    Warrants issued for consulting fees                     -                -             170,521
    Common stock issued for incentive fees                  -                -              21,544
    Investment traded for services                     23,400                -              45,939
   Changes in assets and liabilities:
    Inventory                                               -                -               3,805
    Accounts payable                                 (345,535)         (96,116)            239,780
    Accounts payable - checks in excess of
       bank balance                                     3,304                -               3,304
    Accrued expenses                                 (100,542)          (8,097)            (74,185)
    Interest payable                                   83,374           23,155             106,529
                                               ---------------  ---------------  ------------------
   Net cash used by operating activities             (880,407)        (688,931)         (4,092,346)
                                               ---------------  ---------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                         -            1,200              35,126
    Proceeds from sale of mineral property                  -                -              20,000
    Purchase of furniture and equipment                     -           (4,500)            (41,695)
    Proceeds from investments sold                     42,085                -             143,515
                                               ---------------  ---------------  ------------------
   Net cash provided (used) by investing
      activities                                       42,085           (3,300)            156,946
                                               ---------------  ---------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable and short-term
       borrowings                                      (3,300)          (3,299)            (12,056)
    Sale of warrants for common stock                       -                -              10,000
    Proceeds from short-term borrowings                68,300          422,857           1,421,657
    Sale of common stock, subscriptions
       and exercise of options                        550,000          250,000           2,358,151
    Issuance of penalty shares                        223,600                              223,600
                                               ---------------  ---------------  ------------------
   Net cash provided by financing activities          838,600          669,558           3,777,752
                                               ---------------  ---------------  ------------------

NET INCREASE (DECREASE) IN CASH                           277          (22,673)             (1,049)

CASH, BEGINNING OF PERIOD                               2,281           24,954               3,607
                                               ---------------  ---------------  ------------------

CASH, END OF PERIOD                           $         2,558  $         2,281  $            2,558
                                               ===============  ===============  ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                              $             -  $         1,302  $            3,512
   Income taxes paid                          $             -  $             -  $                -

NON-CASH FINANCING AND INVESTING ACTIVITIES:
   Common stock and warrants issued to acquire
      mineral properties                      $             -  $             -  $          344,873
   Common stock issued to acquire mineral
      property                                $             -  $       770,000  $          845,000
   Common stock issued for acquisition of
      mining equipment                        $             -  $             -  $          180,000
   Common stock issued for services and
      expenses                                $       294,000  $        90,943  $          927,549
   Common stock issued for investment         $        93,168  $             -  $          160,168
   Common stock issued for debt               $        36,916  $        31,895  $           68,811
   Common stock issued for incentive fees     $             -  $             -  $           21,544
   Common stock and options issued as
      compensation                            $             -  $             -  $          691,591
   Options issued to officers, directors and
      employees for services                  $             -  $        29,528  $          864,375
   Stock options  and warrants issued for
      financing activities                    $             -  $        55,352  $          822,257
   Warrants issued for consulting fees        $             -  $             -  $          170,521
   Deferred acquisition costs on mining
      property                                $             -  $             -  $           46,242
   Purchase of equipment with financing
      agreement                               $             -  $         7,721  $           21,814
   Investments received for mineral property  $             -  $           500  $            5,500
   Investments traded for services            $        23,400  $             -  $           45,939
   Equipment for loans payable                $             -  $         4,500  $            4,500


   The accompanying notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Trend Mining Company (formerly Silver Trend Mining Company) ("the Company" or "Trend") was originally incorporated on September 7, 1968 under the laws of the State of Montana for the purpose of acquiring, exploring and developing mining properties. From 1984 to late 1996, the Company was dormant. In November 1998, the Company changed its focus to exploration for platinum and palladium related metals primarily in the United States. In February 1999, the Company changed its name from Silver Trend Mining Company to Trend Mining Company to better reflect the Company's change of focus to platinum group metals. The Company conducts operations primarily from its offices in Coeur d'Alene, Idaho. The Company has elected a September 30 fiscal year-end.

On March 28, 2001, the Company reincorporated in Delaware. Under its amended certificate of incorporation, Trend has authorized the issuance of 100,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of authorized preferred stock with a par value of $0.01, with rights and preferences to be determined by the Company's board of directors. One share of Series A preferred stock was created and issued to Mr. Thomas S. Kaplan which required the holder's approval for all stock and equity issuances. In October 2002, this preferred share was cancelled. See Note 4.

The Company is actively seeking additional capital. Management believes that additional stock can be sold to enable the Company to continue to fund its property maintenance and platinum group metals exploration activities, however, management is unable to provide assurances that it will be successful in obtaining sufficient sources of capital.


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

Basic and Diluted Loss per Share
Basic and diluted loss per share are computed by dividing the net loss by the weighted average number of shares outstanding during the year or period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the length of time that they were outstanding.

Outstanding options and warrants representing 10,060,856 and 10,240,856 shares as of September 30, 2003 and 2002, respectively, have been excluded from the calculation of diluted loss per share as they would be antidilutive.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Compensated Absences
The Company's employees are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service and other factors. The Company estimates that the amount of compensation for future absences is minimal and immaterial for the periods ended September 30, 2003 and 2002. Accordingly, no liability has been recorded in the financial statements.

Comprehensive Income (Loss)
The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Amounts are reported net of tax and include unrealized gains or losses on available for sale securities.

Derivative Instruments
The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (hereinafter "SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

During the years ended September 30, 2003 and 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Employee and Non-Employee Stock Compensation
The Company values common stock issued without restrictions to employees and non-employees for services, property and investments at the fair market value of the common stock, which is the closing price of Company stock on the day of issuance. If no trading occurred on a date of issuance day, then the fair market value used is the lower of the closing prices on the first previous day or the first following day on which the Company's stock was traded. The Company may issue stock with restrictions at a reasonable discount to other values.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the years ended September 30, 2003 and 2002 were $144,279 and $874,420, respectively. As of September 30, 2003, the exploration costs expensed during the Company's exploration stage were $2,909,066.

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

Fair Value of Financial Instruments
The carrying amounts for cash, accounts payable, loans payable and accrued liabilities approximate their fair value.

Going Concern
As shown in the accompanying financial statements, the Company has limited cash, has negative working capital, has no revenues, has incurred a net loss of $960,521 for the year ended September 30, 2003 and has an accumulated deficit of $9,275,627. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company estimates that approximately $250,000 is required to continue the current level of operations of the Company for the next 12 months assuming no exploration activities. The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing in order for the Company to continue to operate based on current expense projections.

Impaired Asset Policy
The Company adopted Financial Accounting Standards Board Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." In complying with these standards, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts whenever events or changes in circumstances indicate that an asset may not be recoverable. Properties are acquired and recorded at fair values negotiated in arm's length transactions. The Company expenses, the exploration and maintenance of its properties and claims. If results of exploration warrant an assessment of the carrying value of a mineral property's acquisition cost, or if the Company has an indication that a property's recorded fair value has declined, such costs will be reviewed and the related impairment, if any, will be recognized at that time.

Investment Policies
The Company uses the average cost method to determine the gain or loss on investment securities held as available-for-sale based upon the accumulated cost basis of specific investment accounts.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


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

Option and Warrant Fair Value Calculations
The Company utilizes the Black-Scholes valuation model to calculate the fair value of options and warrants issued for financing, acquisition, compensation and payment for services. The parameters used in such valuations include a risk free rate of 5.5%, the assumption that no dividends are paid, exercise periods ranging from 1 week to 5.5 years, depending upon the terms of the instrument issued, and a volatility factor calculated annually based on estimates of expected volatility, in accordance with SFAS No. 123. The Company used its historic volatility data to develop the 1998 estimate of 30%, consistent with its limited public trading in 1998. The volatility estimates for calculation purposes reflect an average of Company data and volatility factors reported by two other mining companies at comparable stages in their respective public trading histories, resulting in expected volatilities of 55.12% in 1999, 48.05% in 2000, 46.4% in 2001 and 50% in 2002. The Company did not issue any options or warrants during the year ended September 30, 2003.

Reverse Stock Split
The Company's board of directors in 1999 authorized a 1 for 10 reverse stock split of its no par value common stock. See Note 4. All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the reverse stock split.

Recent Accounting Pronouncements
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement has had no impact on the Company's financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not impact the financial position or results of operations of the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (hereinafter "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company currently reports stock issued to employees under the rules of SFAS No. 123.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002, effective December 31, 2002 with early adoption encouraged. There has been no impact on the Company's financial position or results of operations resulting from the adoption of SFAS No. 146.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, and as a result, SFAS No. 64, which amended SFAS No. 4, was rescinded as it was no longer necessary. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications which have economic effects similar to those of sale-leaseback transactions. Management has determined that SFAS No. 145 did not effect the Company's financial position or results of operations, except for the need to classify debt extinguishments as ordinary.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)
In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." (hereinafter "SFAS No. 144"). SFAS No 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and the adoption had no effect on the financial statements of the Company at September 30, 2003.

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and the adoption had no effect on the financial statements of the Company at September 30, 2003.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" (hereinafter "SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. The Company has adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 has had no effect on the Company's financial statements as the Company does not currently have intangible assets with indefinite lives.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Taxes (continued)
At September 30, 2002, the Company had net deferred tax assets calculated at an expected rate of 30% of approximately $1,450,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2003. The significant components of the deferred tax asset at September 30, 2003 are as follows:

                                                                  September 30,    September 30,
                                                                      2003             2002
                                                                 ---------------  ---------------
Net operating loss carryforward                                    $  7,140,000     $  6,185,000
Stock options and warrants issued under a non-qualified plan:
     For the year ended September 30, 2002                         $  2,320,000     $  2,320,000

Deferred tax asset                                                 $  1,450,000     $  1,160,000
Deferred tax asset valuation allowance                             $ (1,450,000)    $ (1,160,000)

At September 30, 2003, the Company had net operating loss carryforwards of approximately $4,820,000, which expire in the years 2003 through 2027. The net operating loss carryforwards do not include expenses that are not deductible for tax purposes, such as compensation expense, in the amount of approximately $2,320,000 attributable to options and warrants issued to employees and consultants. The change in the allowance account from September 30, 2002 to September 30, 2003 was approximately $290,000.

The Company owed to the Internal Revenue Service employment taxes of approximately $5,300 as of September 30, 2003. These taxes were paid in the quarter following the Company's year-end.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.


NOTE 3 - MINERAL PROPERTIES

The following describes the Company's significant mineral properties:

Wyoming Properties
In September 1999, the Company entered into an option agreement with General Minerals Corporation ("GMC") to acquire the Lake Owen Project located in Albany County, Wyoming. The agreement with GMC entitled the Company to receive 104 unpatented mining claims in exchange for 715,996 shares of

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 3 - MINERAL PROPERTIES (Continued)

Wyoming Properties (continued)
common stock, $40,000 in cash to be paid in four quarterly payments of $10,000 and $750,000 in exploration expenditure commitments to be incurred over a three-year option period. In May 2000, the Company issued an additional 129,938 shares of common stock under this agreement for the acquisition of the Lake Owen Project.

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

The Company additionally staked and claimed 42 unpatented mining claims known as the Spruce Mountain claims, 159 unpatented mining claims known as the Centennial West claims (dropped on September 1, 2002), 34 unpatented mining claims at the Douglas Creek property and 121 unpatented mining claims known as the Keystone property. These claims are also located in Albany County, Wyoming. As of September 30, 2003, the Company owns a total of 804 unpatented mining claims in Albany County, Wyoming.

Montana Properties
In March 2000, the Company entered into a three-year lease and option agreement under which it had the right to acquire a 100% interest in the mining claims known as the Intrepid claims. Upon entering into the agreement, the Company paid the claim owners $5,800 in cash and 100,000 shares of common stock. In the Company's acquisition of this option, it expensed $97,140 for cash paid and common stock issued.

Under the agreement, the Company was obligated to incur minimal exploration expenditures of $10,000 by September 30, 2001, $15,000 by March 4, 2002 and $15,000 by March 4, 2003. In addition, the Company must make advance royalty payments of $10,000 by March 4, 2001, $25,000 by March 4, 2002 and $35,000 each year thereafter. In March 2001, the Company and the claim holders agreed to replace the March $10,000 advance royalty payment with a $9,000 payment due May 11, 2001. In connection with the March 11, 2001 agreement, the Company issued to the holders 3,000 shares of common stock on March 22, 2001 with an aggregate value of $2,340. Following this agreement, the Company was unable to make the May 11th payment. On May 24, 2001, the claim holders agreed to a modification to continue to extend this payment initially to June 5th, but this payment was also not made as scheduled. The Company issued an additional 1,000 shares with value of $850 and paid $1,000 in cash per the terms of

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 3 - MINERAL PROPERTIES (Continued)

Montana Properties (continued)
the modification, which reduced the outstanding $9,000 payment to $8,000. By September 30, 2001, the Company abandoned all of its interests in the Intrepid claims.

Properties in Montana include the Vanguard Project, which has been abandoned, and the McCormick Creek Project, which is in Missoula County. In 2000, the Company staked 36 claims for the McCormick Creek Project.

During the year ended September 30, 2000, the Company located and staked 211 claims in Stillwater County Montana. During the year ended September 30, 2001, 172 claims were staked and added, and 304 claims were abandoned. In September 2002, the Company abandoned all of its interests in the Stillwater County claims.

During the year ended September 30, 2002, the Company entered into an agreement in which the Company acquired a 100% interest in four mineral leases covering a total of 2,120 acres in Sanders County, Montana, called the Green Mountain Leases.

Oregon Properties
During the year ended September 30, 1999, the Company entered into an agreement in which it would explore and stake five claims located in Jackson County, Oregon known as the Shamrock property. All transactions were completed and the Company acquired title to these claims. On September 1, 2002, the Company abandoned all of its interests in the Jackson County claims.

Nevada Properties
In 1979, the Company acquired the Pyramid Mine, which consists of five unpatented lode mining claims within the Walker Indian Reservation near Fallon, Nevada. Pursuant to an impairment analysis performed by the Company, the Company wrote off its $70,333 investment in the Pyramid Mine, effective prior to the inception of the Company's exploration stage.

During the year ended September 30, 1999, the Company entered into an agreement whereby Mountain Gold Exploration would explore and stake claims, transferring title to the Company upon completion thereof. Transactions were finalized for 13 claims known as the Hardrock Johnson Property located in Clark County, Nevada.

During March of 2000, the Company located and staked 31 unpatented claims known as the Willow Springs claims, located in Nye County, Nevada. On September 1, 2002, the Company abandoned all of its interests in the Willow Springs claims.

The Company sold the Pyramid Mine claims on November 12, 2001 to Calumet Mining Company, a related party, for 50,000 shares of common stock of Calumet Mining Company. This company's stock was subsequently acquired by Western Goldfields, Inc. on a 1 for 2 basis. As a result, the Company received 25,000 shares of Western Goldfields, Inc. The Company retained a 1.5% net smelter return production royalty interest in the Pyramid Mine. See Notes 6 and 8.

California Properties
In mid-2000, the Company acquired 79 unpatented mining claims, known as the Pole Corral property, in Tehema County, California. On September 1, 2002, the Company abandoned all of its interests in the Pole Corral property.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 3 - MINERAL PROPERTIES (Continued)

Canadian Property
In August 2000, the Company entered into an agreement whereby Spectra Management Corporation would, on behalf of the Company, explore and stake five claims comprising about 67,000 acres in northern Saskatchewan. This property is now known as the Peter Lake Claims. The Company abandoned these claims in September 2002. In December 2002, the Company restaked these claims plus one additional claim comprising 11,500 acres. Exploration commitments totaling $268,000 must be completed by the Company by December 2004.

Idaho Property
The Company owned the Silver Strand Mine in Idaho until it was disposed of in July 2001. The Company initially entered into an agreement with New Jersey Mining Company (hereinafter "New Jersey") whereby the Company received 50,000 shares of New Jersey's restricted common stock in exchange for New Jersey's opportunity to earn a 100% interest less a net smelter royalty in the Company's unpatented claims in Kootenai County, Idaho. In July 2001, the Company quitclaimed any remaining interest in the Silver Strand property to Mine Systems Design, Inc. in exchange for cancellation of $22,539 of outstanding invoices due Mine Systems. The Company also transferred 50,000 shares of New Jersey stock to Mine Systems Design as part of this settlement.


NOTE 4 - CAPITAL STOCK

Preferred Stock
Under its amended Delaware certificate of incorporation, Trend authorized the issuance of 20,000,000 shares of preferred stock with a par value of $0.01 per share, with rights and preferences to be determined by the Company's board of directors.

In 2001, one share of Series A preferred stock was created and issued to Mr. Thomas S. Kaplan under an agreement which required the holder's approval of all common and preferred stock and equity issuances until such time as Mr. Kaplan, Electrum LLC or Mr. Asher B. Edelman no longer beneficially owned more than twenty percent of the Company's outstanding stock. Holders of the Company's common stock were to vote on the continued existence of the Series A preferred stock at each annual meeting subsequent to this share's issuance. In the event that the Company's preferred stock is not continued, the outstanding share of Series A preferred stock could be tendered for one share of the Company's common stock.

In October 2002, the Company and Mr. Kaplan reached an agreement cancelling this one share.

Common Stock
On March 28, 2001, the Company completed its reincorporation in Delaware. Under its amended certificate of incorporation, Trend authorized the issuance of 100,000,000 shares of common stock with a par value of $0.01 per share.

On February 16, 1999, the Company's board of directors authorized a 1 for 10 reverse stock split of the Company's common stock. As a result of the split, 26,356,430 shares were retired. All references in the accompanying financial statements to the number of common shares and per-share amounts for the periods presented have been restated to reflect the reverse stock split.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 4 - CAPITAL STOCK (Continued)

Common Stock (continued)
During the year ended September 30, 2003, the Company issued 369,160 shares of common stock valued at $36,916 for loans and expenses payable to two individuals, 450,000 shares of common stock valued at $93,168 for investments, 2,008,779 shares of common stock valued at $294,000 for services, 860,000 shares of common stock valued at $223,600 for financing expense, 1,423,156 shares of common stock valued at $143,256 for director, officer and employee compensation, and 5,500,000 shares of common stock for $550,000 cash.

During the year ended September 30, 2002, the Company issued 25,000 shares of common stock valued at $25,000 for a note payable, 12,536 shares of common stock valued at $6,895 for accounts payable, 1,100,000 shares of common stock valued at $770,000 for mineral property, 112,500 shares of common stock valued at $54,750 for services, 82,429 shares of common stock valued at $36,193 for financing expense and 2,500,000 shares of common stock to related parties, for $250,000 cash.

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

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 4 - CAPITAL STOCK (Continued)

Common Stock (continued)
The following table discloses the Company's stock and equity transactions during its exploration stage. This information meets the disclosure requirements of SFAS No. 7 for development and exploration stage disclosures. The following abbreviations are used in the table: CS for common stock; OPT for options; and WAR for warrants.

--------------------------------------------------------------------------------------------------------------------------
                                                           Common    Additional             Number     Number    Value of
                                   Number of    Price per  Stock      Paid-in      Total      of         of      Options/
                        Issue Date   Shares      Share     Amount     Capital      Amount   Options   Warrants   Warrants
--------------------------------------------------------------------------------------------------------------------------
Balance, October 1,
1996                               1,754,242     $     -  $ 17,542   $ 663,218   $ 680,760                       $     -
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
CS for Cash             03/25/1997   200,000        0.50     2,000      98,000     100,000
--------------------------------------------------------------------------------------------------------------------------
CS for Payment of
liabilities and
expenses                09/30/1997    45,511        0.50       455      22,301      22,756
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Balance September 30,
1997                               1,999,753                19,998     783,518     803,516
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
CS for Mineral property 07/23/1998   150,000        0.50     1,500      73,500      75,000
--------------------------------------------------------------------------------------------------------------------------
CS for Cash             07/23/1998     7,500        0.20        75       1,425       1,500
--------------------------------------------------------------------------------------------------------------------------
CS for Lease
termination             07/23/1998    12,000        0.50       120       5,880       6,000
--------------------------------------------------------------------------------------------------------------------------
CS for Debt             07/23/1998    80,000        0.50       800      39,200      40,000
--------------------------------------------------------------------------------------------------------------------------

OPT for Financing       09/24/1998                                                          180,000                2,659
--------------------------------------------------------------------------------------------------------------------------
CS for Compensation     09/30/1998     9,000        0.50        90       4,410       4,500
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Balance September 30,
1998                               2,258,253                22,583     907,933     930,516  180,000                2,659
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
CS for Debt,            10/12/1998     9,210        0.30        92       2,671       2,763
investment and expenses
--------------------------------------------------------------------------------------------------------------------------
CS for Equipment        10/30/1998   600,000        0.30     6,000     174,000     180,000
--------------------------------------------------------------------------------------------------------------------------
CS for Cash             11/28/1998     5,000        0.20        50         950       1,000
--------------------------------------------------------------------------------------------------------------------------
CS for Officers'
compensation            12/31/1998    30,858        0.44       309      13,191      13,500
--------------------------------------------------------------------------------------------------------------------------
CS for Directors'
compensation            01/25/1999    16,500        0.25       165       3,960       4,125
--------------------------------------------------------------------------------------------------------------------------
CS for Officers'
compensation            01/31/1999     8,572        0.35        86       2,914       3,000
--------------------------------------------------------------------------------------------------------------------------
CS for Officers'
compensation            03/31/1999    24,000        0.25       240       5,760       6,000
--------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                03/31/1999     6,000        0.25        60       1,440       1,500
--------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                04/30/1999    32,000        0.28       320       8,640       8,960
--------------------------------------------------------------------------------------------------------------------------
CS for Officers'
compensation            04/30/1999    12,000        0.28       120       3,240       3,360
--------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                05/31/1999    73,333        0.25       733      17,600      18,333
--------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                06/30/1999    34,353        0.25       344       8,244       8,588
--------------------------------------------------------------------------------------------------------------------------
CS for Officers'
compensation            06/30/1999    50,000        0.16       500       7,500       8,000
--------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                06/30/1999    95,833        0.16       958      14,375      15,333
--------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                07/06/1999     5,000        0.25        50       1,200       1,250
--------------------------------------------------------------------------------------------------------------------------
OPT for Financing
activities              07/22/1999                                                           50,000
--------------------------------------------------------------------------------------------------------------------------
CS for Mineral
property option         07/27/1999   715,996        0.13     7,160      82,471      89,631
--------------------------------------------------------------------------------------------------------------------------
CS for Cash             07/29/1999    33,333        0.15       333       4,667       5,000
--------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                07/30/1999   146,603        0.12     1,466      16,126      17,592
--------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                07/31/1999   133,697        0.12     1,337      14,707      16,044
--------------------------------------------------------------------------------------------------------------------------
CS for Officers'
compensation            07/31/1999    41,667        0.12       417       4,583       5,000
--------------------------------------------------------------------------------------------------------------------------
CS for Cash             08/04/1999    16,667        0.15       167       2,333       2,500
--------------------------------------------------------------------------------------------------------------------------
CS for Rent             08/09/1999     1,000        0.25        10         240         250
--------------------------------------------------------------------------------------------------------------------------
OPT for Financing
activities              08/13/1999                                                          100,000
--------------------------------------------------------------------------------------------------------------------------
CS for Cash             08/15/1999    50,000        0.05       500       2,000       2,500
--------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                08/17/1999     5,000        0.25        50       1,200       1,250
--------------------------------------------------------------------------------------------------------------------------
CS for Cash             08/17/1999   100,000        0.05     1,000       4,000       5,000
--------------------------------------------------------------------------------------------------------------------------
CS for Cash             08/26/1999   100,000        0.10     1,000       9,000      10,000
--------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                08/31/1999   159,750        0.25     1,598      38,341      39,938
--------------------------------------------------------------------------------------------------------------------------
CS for Prepaid expenses 09/10/1999    50,000        0.33       500      16,000      16,500
--------------------------------------------------------------------------------------------------------------------------
CS for Cash             09/10/1999    50,000        0.10       500       4,500       5,000
--------------------------------------------------------------------------------------------------------------------------
CS for Cash             09/13/1999   200,000        0.05     2,000       8,000      10,000
--------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                09/30/1999    80,053        0.26       801      20,013      20,814
--------------------------------------------------------------------------------------------------------------------------
CS for Officers'
compensation            09/30/1999   133,333        0.26     1,333      33,334      34,667
--------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                09/30/1999    67,500        0.26       675      16,875      17,550
--------------------------------------------------------------------------------------------------------------------------
Balance September 30,
1999                               5,345,511                53,455   1,452,009   1,505,464  330,000                2,659
--------------------------------------------------------------------------------------------------------------------------

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 4 - CAPITAL STOCK (Continued)

 ---------------------------------------------------------------------------------------------------------------------------
                                                           Common    Additional             Number      Number     Value of
                          Issue    Number of  Price per    Stock      Paid-in     Total       of          of       Options/
                          Date       Shares     Share      Amount     Capital     Amount    Options    Warrants    Warrants
 ---------------------------------------------------------------------------------------------------------------------------
 Balance September 30,
 1999                                5,345,511      $     -  $ 53,455 $1,452,009  $1,505,464    330,000             $  2,659
 ---------------------------------------------------------------------------------------------------------------------------

 ---------------------------------------------------------------------------------------------------------------------------
 CS for Consulting
 services                10/04/1999     50,000         0.26       500     12,500      13,000
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Cash             10/22/1999     25,000         0.20       250      4,750       5,000
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Consulting
 services                10/31/1999    273,675         0.31     2,737     82,103      84,840
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Officers'
 compensation            11/30/1999     52,694         0.31       527     15,807      16,334
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Consulting
 services                11/30/1999      4,327         0.31        43      1,298       1,341
 ---------------------------------------------------------------------------------------------------------------------------

 CS, OPT & WAR for Cash  12/31/1999  1,000,000        0.012    10,000      2,414      12,414  8,108,000  6,250,000    87,586
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Consulting
 services                12/31/1999      1,200         0.35        12        408         420
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Consulting
 services                01/04/2000     15,000         0.28       150      4,050       4,200
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Investments      01/15/2000    200,000         0.33     2,000     64,000      66,000
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Incentive fees   01/17/2000     65,285         0.33       653     20,891      21,544
 ---------------------------------------------------------------------------------------------------------------------------
 OPT Expiration          01/22/2000                                                             (50,000)
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Cash             01/25/2000     14,286         0.35       143      4,857       5,000
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Cash from
 options                 02/22/2000  1,000,000        0.142    10,000    131,900     141,900 (1,000,000)              (1,900)
 ---------------------------------------------------------------------------------------------------------------------------
 CS & OPT for
 Employees' compensation 02/25/2000     16,667         0.66       167     10,833      11,000     33,333                3,070
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Consulting
 services                02/29/2000     10,000         0.72       100      7,100       7,200
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Mineral property 03/24/2000     50,000         1.03       500     51,000      51,500
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Cash from
 options                 03/27/2000  2,500,000        0.142    25,000    329,750     354,750 (2,500,000)              (4,750)
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Consulting
 services                03/31/2000     75,000         0.81       750     60,000      60,750
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Officers'
 compensation            03/31/2000      3,000         0.81        30      2,400       2,430
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Mineral property 04/04/2000     50,000         0.75       500     37,000      37,500
 ---------------------------------------------------------------------------------------------------------------------------
 CS & OPT for
 Directors' compensation 04/11/2000    150,000         0.70     1,500    103,500     105,000     67,000               12,750
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Deferred
 mineral property
 acquisition costs       05/08/2000    129,938        0.125     1,299     14,943      16,242
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Consulting       05/15/2000      9,975         0.63       100      6,184       6,284
 services
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Cash             06/26/2000    416,961        0.056     4,170     19,361      23,531
 ---------------------------------------------------------------------------------------------------------------------------
 CS & WAR for
 Modification of
 stockholder agreement   06/26/2000    200,000         0.60     2,000    118,000     120,000               200,000    30,000
 ---------------------------------------------------------------------------------------------------------------------------
 OPT & WAR for
 Modification of
 stockholder agreement   06/27/2000                                                           1,729,762  1,729,761    14,641
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Cash from
 options                 06/29/2000  1,597,588        0.064    15,976     86,740     102,716 (1,597,588)              (2,716)
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Officers'
 compensation            06/30/2000      9,000         0.81        90      7,185       7,275
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Consulting
 services                06/30/2000      1,000         0.70        10        690         700
 ---------------------------------------------------------------------------------------------------------------------------
 OPT Agreement
 Modification            07/07/2000                                                            (127,500)
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Cash from
 options                 07/14/2000     10,000         0.30       100      2,900       3,000    (10,000)
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Cash from
 options                 07/21/2000  1,800,000        0.122    18,000    201,060     219,060 (1,800,000)             (12,060)
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Cash from
 options                 07/26/2000    650,000        0.122     6,500     72,605      79,105   (650,000)              (4,355)
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Officers'
 compensation            07/31/2000      3,000         1.24        30      3,690       3,720
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Cash from
 options                 08/01/2000     50,000         0.15       500      7,000       7,500    (50,000)
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Cash from
 options                 08/01/2000     50,000         0.30       500     14,500      15,000    (50,000)
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Cash from
 options                 08/14/2000     90,000        0.122       900     10,053      10,953    (90,000)                (603)
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Cash from
 options                 08/24/2000  1,000,000        0.122    10,000    111,700     121,700 (1,000,000)              (6,700)
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Directors'
 compensation            08/25/2000      1,500         1.00        15      1,485       1,500
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Cash from
 options                 08/31/2000     15,000         0.30       150      4,350       4,500    (15,000)
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Officers'
 compensation            08/31/2000      1,000         1.13        10      1,120       1,130
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Cash from
 options                 09/22/2000  1,200,174        0.122   12,002     134,720     146,722 (1,200,174)              (8,072)
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Consulting
 services                09/22/2000     90,000         1.45      900      72,000      72,900
 ---------------------------------------------------------------------------------------------------------------------------
 CS for Officers'
 compensation            09/30/2000      6,000         1.35       60       8,040       8,100
 ---------------------------------------------------------------------------------------------------------------------------
 Cash for Warrants       09/30/2000                                                                                   10,000
 ---------------------------------------------------------------------------------------------------------------------------
 CS/ WAR Adjustment      09/30/2000         (5)
 ---------------------------------------------------------------------------------------------------------------------------

 ---------------------------------------------------------------------------------------------------------------------------
   Balance September 30,
   2000                             18,232,776                182,328  3,296,897   3,479,225    127,833  8,179,761   118,920
 ---------------------------------------------------------------------------------------------------------------------------

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 4 - CAPITAL STOCK (Continued)

---------------------------------------------------------------------------------------------------------------------------
                                                           Common    Additional             Number      Number     Value of
                          Issue    Number of  Price per    Stock      Paid-in     Total       of          of       Options/
                          Date       Shares     Share      Amount     Capital     Amount    Options    Warrants    Warrants
---------------------------------------------------------------------------------------------------------------------------
  Balance September
  30, 2000                        18,232,776       $    - $182,328 $ 3,296,897 $ 3,479,225    127,833  8,179,761
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
CS for Cash from
options               10/10/2000      33,333         0.39      333      12,737      13,070    (33,333)               (3,070)
---------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services              10/15/2000      10,000         1.15      100      11,400      11,500
---------------------------------------------------------------------------------------------------------------------------
CS for Officers'
compensation          10/31/2000       3,000         1.30       30       3,870       3,900
---------------------------------------------------------------------------------------------------------------------------
WAR for Consulting
services              11/01/2000                                                                         250,000    123,775
---------------------------------------------------------------------------------------------------------------------------
CS for Employees'
compensation          12/06/2000       2,200         0.90       22       1,958       1,980
---------------------------------------------------------------------------------------------------------------------------
CS for Cash           12/20/2000     100,000         1.00    1,000      99,000     100,000
---------------------------------------------------------------------------------------------------------------------------
WAR for Consulting
services              12/31/2000                                                                         180,000     46,746
---------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services              01/02/2001      10,000         1.35      100      13,400      13,500
---------------------------------------------------------------------------------------------------------------------------
CS for Cash           01/11/2001      47,000         1.00      470      46,530      47,000
---------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services              01/11/2001       3,407         1.00       34       3,373       3,407
---------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services              01/23/2001         604         1.10        6         658         664
---------------------------------------------------------------------------------------------------------------------------
CS for Cash           01/24/2001      25,000         1.00      250      24,750      25,000
---------------------------------------------------------------------------------------------------------------------------
WAR for Loan
agreements            02/01/2001                                                                       285,000     76,551
---------------------------------------------------------------------------------------------------------------------------
CS for Cash           02/06/2001      20,000         1.00      200      19,800      20,000
---------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services              02/06/2001         483         1.00        5         478         483
---------------------------------------------------------------------------------------------------------------------------
CS for Directors'
compensation          02/23/2001      75,000         0.85      750      63,000      63,750
---------------------------------------------------------------------------------------------------------------------------
OPT for Director,
officer and employee
compensation          02/23/2001                                                            1,200,000               354,000
---------------------------------------------------------------------------------------------------------------------------
WAR for Loan
agreements            03/12/2001                                                                          50,000     13,430
---------------------------------------------------------------------------------------------------------------------------
WAR Extension of
exercise period       03/12/2001                                                                                    608,058
---------------------------------------------------------------------------------------------------------------------------
CS for Modification of
contract              03/22/2001       3,000         0.78       30       2,310       2,340
---------------------------------------------------------------------------------------------------------------------------
CS for Interest
payments                04/03/01       5,000         0.83       50       4,100       4,150
---------------------------------------------------------------------------------------------------------------------------
CS for Consulting
Services                04/13/01         967         0.98       10         938         948
---------------------------------------------------------------------------------------------------------------------------
CS for Mineral
Property Expense        05/11/01       1,000         0.85       10         840         850
---------------------------------------------------------------------------------------------------------------------------
WAR for Loan agreement  07/01/01                                                                         185,000     45,079
---------------------------------------------------------------------------------------------------------------------------
CS for Services         07/31/01      40,000         0.73      400      28,800      29,200
---------------------------------------------------------------------------------------------------------------------------
CS for Interest
payments                08/08/01       5,000         0.77       50       3,800       3,850
---------------------------------------------------------------------------------------------------------------------------
WAR Attached to note    08/16/01                                                                          90,000      6,487
---------------------------------------------------------------------------------------------------------------------------

CS for Services         08/28/01       3,700         0.30       37       1,063       1,100
---------------------------------------------------------------------------------------------------------------------------
CS for Loans Payable    08/31/01      92,000         1.00      920      91,080      92,000
---------------------------------------------------------------------------------------------------------------------------
CS for Loans Payable    09/28/01      42,500         1.00      425      42,075      42,500
---------------------------------------------------------------------------------------------------------------------------
Options Expired                                                                              (319,700)
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
  Balance September 30,
  2001                            18,755,970               187,559   3,772,857   3,960,416    974,800  9,219,761  1,389,976
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
CS for Note Payable     10/08/01      25,000         1.00      250      24,750      25,000
---------------------------------------------------------------------------------------------------------------------------
CS for Payable          10/24/01      12,536         0.55      126       6,769       6,895
---------------------------------------------------------------------------------------------------------------------------
WAR for Loan agreements 11/01/01                                                                         129,445      9,876
---------------------------------------------------------------------------------------------------------------------------
WAR Cancelled           11/15/01                                         2,750       2,750              (275,000)    (2,750)
---------------------------------------------------------------------------------------------------------------------------
CS for Financing
expense                  1/25/02      64,429         0.45      644      28,349      28,993
---------------------------------------------------------------------------------------------------------------------------
Interest Expense
forgiven by
shareholders             1/30/02                                        42,950      42,950
---------------------------------------------------------------------------------------------------------------------------
WAR Issued               1/30/02                                                                         180,000     21,660
---------------------------------------------------------------------------------------------------------------------------
CS for Financing
expense                   2/8/02      18,000         0.40      180       7,020       7,200
---------------------------------------------------------------------------------------------------------------------------
CS for Services           2/8/02      60,000         0.40      600      23,400      24,000
---------------------------------------------------------------------------------------------------------------------------
CS for Services          2/22/02      20,000         0.40      200       7,800       8,000
---------------------------------------------------------------------------------------------------------------------------
OPT for Director,
officer and employee
compensation             3/12/02                                                              307,800                29,528
---------------------------------------------------------------------------------------------------------------------------
Options Expired          3/12/02                                        59,063      59,063   (196,863)              (59,063)
---------------------------------------------------------------------------------------------------------------------------
CS for Mineral
properties               3/20/02   1,100,000         0.70   11,000     759,000     770,000
---------------------------------------------------------------------------------------------------------------------------
CS for Services          5/12/02      32,500         0.70      325      22,425      22,750
---------------------------------------------------------------------------------------------------------------------------
WAR for Loan agreements  6/30/02                                                                         113,413     23,816
---------------------------------------------------------------------------------------------------------------------------
WAR Expired              6/30/02                                        30,001      30,001              (200,000)   (30,001)
---------------------------------------------------------------------------------------------------------------------------
Options Expired          7/19/02                                                              (12,500)
---------------------------------------------------------------------------------------------------------------------------
CS for Cash              9/30/02   2,500,000         0.10   25,000     225,000     250,000
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Balance September 30,
2002                              22,588,435               225,884   5,012,134   5,238,018  1,073,237  9,167,619  1,383,042
---------------------------------------------------------------------------------------------------------------------------

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 4 - CAPITAL STOCK (Continued)

-----------------------------------------------------------------------------------------------------------------------------
                                                           Common    Additional             Number      Number     Value of
                          Issue    Number of  Price per    Stock      Paid-in     Total       of          of       Options/
                          Date       Shares     Share      Amount     Capital     Amount    Options    Warrants    Warrants
-----------------------------------------------------------------------------------------------------------------------------
Balance September 30,
2002                               22,588,435            $  225,884 $ 5,012,134 $ 5,238,018  1,073,237  9,167,619 $ 1,383,042
-----------------------------------------------------------------------------------------------------------------------------
Misc. CS Adjustment       10/1/02      29,555       0.01        296           -         296
-----------------------------------------------------------------------------------------------------------------------------
CS for Cash              10/31/02   4,550,000       0.10     45,500     409,500     455,000
-----------------------------------------------------------------------------------------------------------------------------
CS for Services          10/31/02     683,000       0.12      6,830      78,490      85,320
-----------------------------------------------------------------------------------------------------------------------------
CS for Cash              11/12/02     600,000       0.10      6,000      54,000      60,000
-----------------------------------------------------------------------------------------------------------------------------
CS for Cash               12/4/02     100,000       0.10      1,000       9,000      10,000
-----------------------------------------------------------------------------------------------------------------------------
CS for Cash               1/14/03     250,000       0.10      2,500      22,500      25,000
-----------------------------------------------------------------------------------------------------------------------------
CS for Investments        1/14/03     450,000       0.21      4,500      88,668      93,168
-----------------------------------------------------------------------------------------------------------------------------
CS for Note payable       1/14/03    369,160        0.10      3,692      33,224      36,916
-----------------------------------------------------------------------------------------------------------------------------
CS for Services           1/14/03    280,687        0.14      2,807      35,792      38,599
-----------------------------------------------------------------------------------------------------------------------------
CS for Services            4/1/03    142,592        0.21      1,426      28,574      30,000
-----------------------------------------------------------------------------------------------------------------------------
CS for Services           4/11/03     150,000       0.17      1,500      24,000      25,500
-----------------------------------------------------------------------------------------------------------------------------
CS for Services           9/15/03     400,000       0.14      4,000      53,841      57,841
-----------------------------------------------------------------------------------------------------------------------------
CS for Director,
officer and employee
compensation              9/15/03  1,350,656        0.10     13,507     122,149     135,656
-----------------------------------------------------------------------------------------------------------------------------
CS for Services           9/30/03     425,000       0.15      4,250      60,091      64,341
-----------------------------------------------------------------------------------------------------------------------------
CS for Financing costs    9/30/03     860,000       0.26      8,600     215,000     223,600
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Balance September 30,
2003                               33,229,085            $  332,291 $ 6,246,963 $ 6,579,253  1,073,237  9,167,619 $ 1,383,042
-----------------------------------------------------------------------------------------------------------------------------


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

In the Black-Scholes Option Price Calculations below, the Company used the following assumptions to estimate fair value: the risk-free interest rate was 5.5%, volatility was 46.4% in 2001 and 50% in 2002, and the expected life of the options and warrants varied from 1 week to 5.5 years. The Company also assumed that no dividends would be paid on common stock.

During 2002, for purposes of compensation, the Company granted an officer 107,800 options which expire February 23, 2004 and granted to a consultant 200,000 options which expire March 3, 2006. These options, all with exercise prices of $0.80 per share, were estimated on the grant date using the Black-Scholes Option Price Calculation and had a fair value of $29,528.

On January 8, 2002, a stockholder loaned the Company $30,000. This loan bears interest at 8% per annum and is due upon the Company's completion of a private equity placement and concurrently and proportionally with any amounts repaid to Electrum LLC or any others having provided loan facilities of this type to the Company. Attached to each dollar of debt is a warrant with a strike price of $1.50, exercisable through January 9, 2004. The lender may also elect to be repaid partially or completely in units of Trend securities, at the rate of one unit per each $1.25 owed. Each unit would consist of one share of common stock and a warrant to purchase one share of common stock at $1.50 per share, originally exercisable through September 30, 2006. On January 30, 2002, the aforementioned stockholder forgave interest due in the amount of $138 in exchange for the adjustment to the conversion feature, such as Electrum was granted, which is explained later in this Note.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (Continued)

During 2002, LCM Holdings, LLC loaned the Company $113,413. These loans have the warrants and conversion feature attached to them, as described in the January 30, 2002 Financing Agreement, which is explained later in this Note.

On February 23, 2001, the Company issued under the 2000 Equity Incentive Plan to its five non-employee directors options to acquire 75,000 shares with an exercise price of $0.80 per share exercisable until February 23, 2004. The Company also issued under the plan to certain employees options to acquire 1,125,000 shares with an exercise price of $0.80 per share exercisable until February 23, 2004. The total fair value of the options issued to directors and employees, estimated on the grant date using the Black-Scholes Option Price Calculation was $354,000.

In a note dated August 16, 2001, a stockholder loaned the Company $90,000. One warrant is attached to each dollar of debt, with a strike price of $1.50, exercisable through June 9, 2004. The fair value of these warrants, estimated on the grant date using the Black-Scholes Option Price Calculation, was $6,487. This same stockholder, on October 2, 2001, loaned the Company an additional $10,000 under the same terms as the $90,000 loan. The warrants attached to the October loan are exercisable until January 9, 2004. The fair value of these warrants, estimated on the grant date using the Black-Scholes Option Price Calculation, was $840. See Note 6. On January 30, 2002, this stockholder forgave interest due in the amount of $3,299 in exchange for the adjustment to the conversion feature, such as Electrum was granted, which is explained later in this Note.

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

On November 8, 2000, effective November 1, 2000, the Company entered into a 24-month agreement with Eurofinance Inc. under which the entity would assist the Company with certain investment community matters in return for a monthly fee of $5,000, plus expenses, and warrants to purchase 820,000 shares of common stock at $1.50 per share. The warrants were exercisable until November 1, 2005. In early January 2001, this agreement was terminated, with the Company no longer obligated for the remaining monthly fees, and with only the warrants for 250,000 shares that vested on November 1, 2000 remaining outstanding. The fair value of this warrants was estimated on the grant date using the Black-Scholes Option Price Calculation, which was $123,775.

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

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


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

Pursuant to a 2002 agreement ("the January 30, 2002 Financing Agreement") to readjust certain terms of loans and warrants, the Company borrowed an additional $150,000 from Electrum, and Electrum waived accrued interest owed by the Company as of January 29, 2002 totaling $37,384. In consideration of the additional loan and waiver, the Company issued to Electrum additional warrants to purchase 150,000 shares of common stock for $1.00 per share through January 30, 2007. Electrum may, at its sole discretion, elect to be repaid the $150,000 loan by converting the amount outstanding into units of the Company's securities, at the rate of one unit per $0.50 of loans converted. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at a price of $0.50 per share, exercisable though January 30, 2007. In addition, the Company and Electrum agreed to amend the prior loan agreements to reduce the conversion rate of the existing units, previously at a rate of one unit

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (Continued)

Electrum LLC/Tigris Financial Group Ltd. (continued) per $1.25 of loans converted to a rate of one unit per $0.50 of loans converted, and to reduce the exercise price of the warrants included in the units from $1.50 to $.50 per share. In addition, the exercise price of warrants included in the units to purchase a total of 520,000 shares of common stock, owned by Electrum, was reduced from a price of $1.50 per share to $1.00 per share and the exercise term of each such warrant was extended for a period of one year.

As of September 30, 2003, Tigris and Electrum own approximately 16% of the Company's outstanding common stock and, assuming that Electrum exercises its warrants and that the Company has issued no other shares, would own approximately 33% of the Company's resultant (fully diluted) outstanding common stock.

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

The Company did not issue any options or warrants during the year ended September 30, 2003.

Following is a summary of stock options for the years ended September 30, 2003 and 2002:

                                                                                                  Weighted Average
                                                                     Number of Shares              Exercise Price
                                                                  ----------------------        ----------------------
Outstanding at October 1, 2001                                               974,800                      $ 0.86
Granted                                                                      307,800                        0.80
Exercised
                                                                                   -                           -
Expired                                                                     (209,363)                       0.86
                                                                  ----------------------        ----------------------
Outstanding at September 30, 2002                                          1,073,237                      $ 0.85
                                                                  ======================        ======================
Options exercisable at September 30, 2002                                  1,073,237                      $ 0.85
                                                                  ======================        ======================


Outstanding at October 1, 2002                                             1,073,237                      $ 0.85
Granted
                                                                                   -                           -
Exercised
                                                                                   -                           -
Expired                                                                      (67,000)                       0.50
                                                                  ----------------------        ----------------------
Outstanding at September 30, 2003                                          1,006,237                      $ 0.87
                                                                  ======================        ======================
Options exercisable at September 30, 2003                                  1,006,237                      $ 0.87
                                                                  ======================        ======================

Options exercisable:
    -On or before February 23, 2004                                          806,237                      $ 0.85
    -On or before March 3, 2006                                              200,000                      $ 0.85

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 6 - RELATED PARTY TRANSACTIONS

Calumet Mining Company
The Company sold its Pyramid Mine claims on November 12, 2001 to Calumet Mining Company, a related party, for 50,000 (25,000 post-split) shares of common stock of Calumet Mining Company, which were valued at $500. The Company retained a 1.5% net smelter return production royalty interest in the Pyramid Mine. The chief financial officer of Trend Mining Company is also the president of Calumet Mining Company. See Notes 3, 6 and 8.

Notes Payable - Related Parties
The following is a listing of loan amounts due to related parties (all of which are unsecured) and the dates that these loans were made to the Company:

        Name                                                     Date                  Amount
        ----------------------------------------------      ---------------         -- -----------

        Electrum LLC                                               11/6/00          $      35,000
                                                                   12/4/00                100,000
                                                                  12/18/00                 50,000
                                                                   1/26/01                 50,000
                                                                   3/15/01                 50,000
                                                                   4/10/01                 50,000
                                                                    5/4/01                 50,000
                                                                    6/4/01                 50,000
                                                                    7/3/01                 85,000
                                                                   1/31/02                150,000
                                                                                    --------------
                                                                                          670,000
                                                                                    --------------

        LCM Holdings, LLC                                       10/26/2001                 50,000
                                                                 11/1/2001                 10,000
                                                                11/15/2001                 30,000
                                                                11/28/2001                 29,445
                                                                  5/7/2002                 60,000
                                                                 5/22/2002                 35,000
                                                                 6/14/2002                 18,412
                                                                                    --------------
                                                                                          232,857
                                                                                    --------------

        Berger                                                   8/28/2001                 90,000
                                                                 10/2/2001                 10,000
                                                                                    --------------
                                                                                          100,000
                                                                                    --------------

        Buchanan                                                  1/8/2002                 30,000

        CGT Management                                           8/29/2003                 65,000
                                                                                    --------------

        Total notes payable - related parties                                       $   1,097,857
                                                                                    ==============

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

Notes Payable - Related Parties (continued)
The loans from Electrum, LCM Holdings, Berger and Buchanan bear interest at 8% per annum and are due upon the Company's completion of a private equity placement and concurrently and proportionally with any amounts repaid to Electrum or any others having provided loan facilities of this type to the Company. The CGT note bears interest at 10% per annum with principal and interest due February 25, 2004.

On July 1, 2003, Cadence Resources advanced the Company $3,300. This amount was repaid by the Company on July 14, 2003.

By agreement dated September 6, 2001, Kurt Hoffman, President of the Company, made a short term loan to the Company of $14,000. This loan was repaid on January 14, 2003 via the issuance of common stock.

Investments
In January 2003, the Company issued 450,000 shares of its common stock to John Ryan, the Company's chief financial officer, in exchange for 18,334 shares of common stock in Cadence Resources Corporation and 35,000 shares of common stock in Western Goldfields, Inc. Mr. Ryan is also an officer of Cadence Resources Corporation and Western Goldfields, Inc.

In July and September 2003, the Company sold 5,000 and 13,000 shares respectively of its Western Goldfields common stock to Cadence Resources for $19,000 cash.

In September 2003, the Company transferred 12,000 shares of its Western Goldfields common stock to David Mooney, its chief geologist, for services valued at $23,400.

Employment Agreement
In July 2000, the Company entered into an employment agreement with John Ryan, the then chief financial officer, secretary and treasurer of the Company, under which Mr. Ryan was to receive 3,000 shares per month of Trend common stock as compensation for his services. When Mr. Ryan resigned in December 2000, this agreement was terminated. In July 2001, Mr. Ryan was again designated as the Company's chief financial officer, secretary and treasurer. A revised employment agreement was reached in September 2002 where Mr. Ryan receives $3,000 per month. If the Company is unable to pay the salary in cash then Mr. Ryan has the option to receive $3,000 worth of the Company's common stock at the prevailing rate of which shares are or were most recently sold by the Company. As of September 30, 2003 and 2002 respectively, 0 and 45,000 shares were owed to Mr. Ryan under his employment agreement.

In January 2003, the Company issued 35,000 shares of common stock to Michael Sharratt, a director of the Company, for services rendered under an agreement with the Company.


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

The following is a summary of property, equipment, and accumulated depreciation.

                                                                  September 30,                 September 30,
                                                                      2003                           2002
                                                                ------------------            -------------------
         Furniture, Equipment, and Vehicles                        $  33,030                     $  52,251
         Less: Accumulated Depreciation                              (27,858)                      (26,322)
                                                                ------------------            -------------------
                                                                   $   5,172                     $  25,929
                                                                ==================            ===================

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


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

As of September 30, 2003, the Company held 30,000 shares of Western Goldfields common stock with a market value of $57,300. These shares constitute the only investment securities which the Company held at September 30, 2003.

During the current fiscal year, the Company made the following sales of its shares of Western Goldfields, Inc. In July and September, 5,000 and 13,000 shares respectively, were sold to Cadence Resources Corp for $19,000 cash. In September, 12,000 shares were issued to David Mooney, the Company's chief geologist, for services valued at $23,400. The Company realized a net gain on these sales of $32,900.

During the current fiscal year, the Company made the following sales of its shares of Cadence Resources Corporation. In July, 10,000 shares were sold for $8,500 cash. In September, the remaining 8,334 shares were sold for $14,585 cash. The Company realized a net loss on these sales of $5,333.

The Company sold the Pyramid Mine claims on November 12, 2001 to Calumet Mining Company for 50,000 shares of common stock of Calumet Mining Company, a related party. Calumet Mining Company stock was subsequently acquired by Western Goldfields, Inc. on a 1 for 2 basis. As a result, the Company held 25,000 shares of Western Goldfields, Inc as of September 30, 2002.

In January 2003, the Company issued 450,000 shares of its common stock in exchange for 18,334 shares of common stock in Cadence Resources Corporation and 35,000 shares of common stock in Western Goldfields, Inc. Mr. Ryan is also an officer of Cadence Resources Corporation and Western Goldfields, Inc. See Note 6.


NOTE 9 - LONG-TERM DEBT


                                                                                       September 30,
                                                                                  -------------------------
                                                                                    2003           2002
                                                                                  ----------     ----------
      Note payable to Wells Fargo
          Interest at 14.99%, secured by vehicle, payable in
          monthly installments of $179 through February 28, 2003              $       -      $     1,080

      Note payable to Sterling Savings
          Interest at 8.37%, secured by vehicle, payable in
          monthly installments of $257 through June 30, 2008                          -           13,978
                                                                                  ----------     ----------

      Total notes payable                                                             -           15,058

      Less: Current maturities included in current liabilities                        -           (2,897)
                                                                                  ----------     ----------

                                                                              $       -      $    12,161
                                                                                  ==========     ==========

In September 2003, the vehicle purchased under the Sterling Savings note was sold and the note paid off.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 10 - FORGIVENESS OF DEBT

In the first quarter of 2003, the Company and a vendor finalized an agreement to settle outstanding invoices with the Company totaling $272,354 in exchange for $150,000 in cash. This resulted in forgiveness of debt of $122,354 which is recorded as other income.

During 2002, two vendors agreed to settle outstanding invoices with the Company totaling $534,221 in exchange for $92,147 in cash. This resulted in forgiveness of debt of $442,074, which is recorded as other income. See Note 11.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease Agreements
During the period ended December 31, 2000, the Company entered into a three-year lease for its executive offices in Coeur d'Alene, Idaho. In January 2002, the Company decreased its occupancy space and effectively lowered its monthly payment from $2,656 to $1,422. Total rent expense, relating to this lease, for the year ended September 30, 2002 was $20,766. As of September 1, 2002, the Company no longer occupied this office space.

In July 2000, the Company entered into a lease agreement for additional office facilities in Reno, Nevada. As of September 30, 2001, the Company no longer occupied these facilities in Nevada and stopped payment under the lease. On May 21, 2002, a Nevada court entered a judgment by default against the Company in the total amount of $18,574 that bears interest at 18% per annum until paid in full. This amount has been recorded in accounts payable on the Company's balance sheet.

Settlement With Vendor
In September 2002, the Company reached an agreement with a creditor under which a balance owed of approximately $474,000 was settled for a payment of approximately $67,000. The resulting gain was recognized in the year ended September 30, 2002. Per terms of the agreement, in the event that Trend files or is forced into a bankruptcy proceeding, the creditor retains its rights as a creditor to the remaining balance of approximately $407,000. See Note 10.

Consulting Agreements
On October 31, 2000, the Company entered into a consulting agreement with Mr. Brian Miller who performed certain services for the Company. Under this agreement, Mr. Miller was to have received cash for his consulting services and was granted 10,000 shares of common stock effective January 2, 2001. On February 23, 2001, Mr. Miller was also granted an option to purchase 107,800 shares at $0.80. On July 20, 2001, Mr. Miller was informed that the Company would no longer require his services. The Company is currently negotiating with Mr. Miller regarding outstanding invoices due to him. The 107,800 options have expired because they were not exercised within 90 days of termination of his consulting agreement.

Mr. Ryan has an agreement with the Company, as discussed in Note 6.

In October 2002, the Company reached a consulting agreement with Mr. Howard Schraub. Under the term of the agreement, which was retroactive to August 1, 2002, the Company agreed to issue 50,000 shares of restricted common stock per month plus additional shares of restricted common stock totaling $10,000 in value per month. The agreement expired on August 1, 2003. A total of 1,683,779 shares were issued to Mr. Schraub under this agreement.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Consulting Agreements (continued)
On March 1, 2003, the Company entered into a fee agreement with National Securities Corporation ("NSC"). Under the terms of this agreement, if NSC secures funding for the Company, NSC will receive warrants and a fee equal to 13% of the total investment. The agreement expires February 28, 2004. The Company did not receive any investment or funding from NSC sources, therefore no commissions were paid in the year ended September 30, 2003. The Company does not expect to pay any fees under this agreement.

Legal Proceedings
On March 28, 2002 one of the Company's vendors, Nevada Southwest Investments LLC, doing business as Reno Business Park obtained a judgment in the Second Judicial District, Washoe County, Nevada to collect $18,574 due under a rental lease agreement for office space the Company chose to vacate. The judgment bears interest at 18% and the total amount owing as of September 30, 2003, including interest, is $23,043.

Mineral Properties
In order to retain its Peter Lake Claims in Saskatchewan, Canada, the Company must fulfill exploration commitments totaling $268,000 by December 2004.


NOTE 12 - CONCENTRATION

The Company has significantly relied on Mr. Thomas Kaplan and various associated entities of Mr. Kaplan for operating capital.


NOTE 13 - SUBSEQUENT EVENTS

Consulting Agreement
On November 17, 2003, the Company entered into a 12 month business consulting agreement with LYONS CAPITAL, LLC (hereinafter "Lyons"). Under this term of the agreement, the Company will issue 40,000 shares of restricted common stock for each month of service plus pay Lyons a cash finder's fee equaling 10% of sums received from investors whom Lyons introduces to the Company.

Warrant Restructuring
On November 11, 2003, the Company announced that Electrum and LCM Holdings would agree to re-adjust the conversion terms of approximately $900,000 worth of debt outstanding to them on that date and the exercise prices of the related warrants. The terms of this agreement are still being negotiated and are expected to be finalized in January 2004.

Internal Revenue Service
As discussed in Note 2, as of September 30, 2003, the Company owed the Internal Revenue Service employment taxes of approximately $5,300. Subsequent to year end, this amount due the IRS was fully paid.

Loan Payable
On October 6, 2003, Western Goldfields Inc. loaned the Company $40,000. The loan bears no interest and was to be repaid in 90 days. The parties agreed to extend the repayment date to March 6, 2004.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures


As of the end of the period covered by this report, our Chief Executive Officer and President and our Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer and President concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the fiscal year ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer, due to the financial constraints as described in Item 6. The Company, along with legal counsel, is currently in the process of developing a code of ethics for the above mentioned officers of the Company.

The remainder of the information required by this item is incorporated by reference from our Proxy Statement for our annual meeting of shareholders currently scheduled for March 3, 2004, to be filed pursuant to regulation 14A.

Item 10.  Executive Compensation

The information required by this item is incorporated by reference from our Proxy Statement for our annual meeting of shareholders currently scheduled for March 3, 2004, to be filed pursuant to regulation 14A.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from our Proxy Statement for our annual meeting of shareholders currently scheduled for March 3, 2004, to be filed pursuant to regulation 14A.

Item 12.  Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from our Proxy Statement for our annual meeting of shareholders currently scheduled for March 3, 2004, to be filed pursuant to regulation 14A.

Item 13.  Exhibits and Reports on Form 8-K

a) EXHIBITS

3.1      Certificate of Incorporation, effective March 28, 2001. (1)
3.2      Certificate of Merger, filed March 28, 2001. (1)
3.3      Bylaws, adopted March 28, 2001. (1)
9.1 Voting Trust Agreement, dated as of March 31, 2000, by and between Thomas Kaplan and Electrum LLC. (2)
9.2 Amendment to Voting Trust Agreement, dated as of March 31, 2001, by and between Thomas Kaplan and Electrum LLC. (3)
9.3 Voting Trust Agreement, dated as of August 27, 2003, by and between Thomas Kaplan and LCM Holdings, LDC. (4)
10.1 Lake Owen Option Agreement, dated July 27, 1999, by and between General Minerals Corporation and the Company. (5)
10.2 Stock Purchase Agreement, dated as of December 29, 1999, between Tigris Financial Group Ltd. and the Company. (5)
10.3 Amendment to Lake Owen Option Agreement, dated June 12, 2000, between General Minerals Corporation and the Company; and Warrant Agreement, dated June 12, 2000, between the Company and General Minerals Corporation. (5)
10.4 Amendment to Stock Purchase Agreement, dated as of June 27, 2000, by and between Electrum LLC and the Company; and Warrant Agreement, dated June 9, 2000, by and between the Company and Tigris Financial Group Ltd. (5)
10.5 Letter Agreement, dated November 10, 2000, by and between the Company and Electrum LLC. (6)
10.6 Letter Agreement, dated November 17, 2000, by and between the Company and Electrum LLC. (6)
10.7 Loan Facility Agreement, dated December 6, 2000, by and between the Company and Electrum LLC. (6)
10.8++   2000 Equity Incentive Plan, adopted February 23, 2001. (7)
10.9 Loan Agreement, dated March 12, 2001, by and between the Company and Electrum LLC. (8)
10.10 Letter Agreement, dated April 11, 2001, by and between the Company and Electrum LLC. (9)
10.11*++ Employment Agreement, dated July 1, 2001, by and between the Company and John P. Ryan.
10.12* Form of Loan Facility, dated August 16, 2001, between the Company and Lillian Berger.
10.13* Short Term Loan Agreement, dated September 6, 2001, between the Company and Kurt J. Hoffman.
10.14* Loan Facility, dated September 28, 2001, between the Company and Lillian Berger.
10.15* Form of Loan Facility, dated October 22, 2001, between the Company and LCM Holdings, LDC.
10.16* Bill of Sale, dated November 12, 2001, relating to the Pyramid property, by and between the Company and Western Goldfields, Inc., fka Calumet Mining Company.
10.17* Loan Facility, dated December 18, 2001, between the Company and Larry Buchanan.
10.18* Form of Agreement to Readjust Certain Terms of Loans & Warrants, dated January 30, 2002, by and between the Company, Electrum LLC, LCM Holdings, Ltd., the Estate of Lillian Berger and Larry Buchanan.

10.19* Form of Transfer of Lake Owen Option Agreement, dated February 2002, by and among General Minerals Corporation, the Company, Ron Nash and Howard Schraub.
10.20* Form of Sale of Lake Owen Option Agreement and Exercise of Option, dated March 15, 2002, by and between the Company and Howard Schraub.
10.21* Form of Sale of Lake Owen Option Agreement and Exercise of Option, dated March 15, 2002, by and between the Company and Ron Nash.
10.22* Form of Loan Facility, dated June 27, 2002, between the Company and LCM Holdings, LDC.
10.23*++ Amended Employment Agreement, dated September 1, 2002, by and between the Company and John P. Ryan.
10.24* Cancellation of share of Series A Preferred Stock, dated October 1, 2002, by the Company and Thomas Kaplan.
10.25* Business Consultant Agreement, dated October 29, 2002, by and between the Company and Howard Schraub.
10.26* Form of Subscription Agreement in connection with October - December 2002 private placement.
10.27* Form of Subscription Agreement, dated December 29, 2002, by and between the Company and Kurt J. Hoffman for 169,160 shares of the common stock of the Company.
10.28* Form of Subscription Agreement, dated January 14, 2003, by and between the Company and John P. Ryan for 450,000 shares of the common stock of the Company.
10.29* Fee Agreement, dated March 1, 2003, by and between the Company and National Securities Corporation.
10.30* Promissory Note, dated August 29, 2003, from the Company to CGT Management Ltd.
10.31* Form of Amendment to Promissory Note, dated November 27, 2003, by and between the Company and CGT Management Ltd.
31.1* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32*      Certification Pursuant to 18 U.S.C. Section 1350.
* Indicates an exhibit that is filed herewith.
++ Indicates an exhibit that constitutes an executive compensation plan.

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated March 28, 2001, File No. 0-131159.
(2) Incorporated by reference to Schedule 13D by Thomas S. Kaplan, filed with the Commission on October 4, 2000, File No. 0-559667.
(3) Incorporated by reference to Schedule 13D/A by Thomas S. Kaplan, filed with the Commission on May 23, 2001, File No. 0-559667.
(4) Incorporated by reference to Schedule 13D/A by Thomas S. Kaplan, filed with the Commission on November 21, 2003, File No. 0-559667.
(5) Incorporated by reference to the Company's Registration Statement on Form 10-SB, Amendment No. 1, filed with the Commission on September 27, 2000, File No. 0-131159.
(6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, File No. 0-131159.
(7)  Incorporated by reference to the Company's definitive Proxy Statement on
     Schedule 14A, filed with the Commission on January 29, 2001.
(8) Incorporated by reference to the Company's Registration Statement on Form 10-SB, Amendment No. 4, filed with the Commission on March 26, 2001, File No. 0-131159.
(9) Incorporated by reference to the Company's Registration Statement on Form 10-SB, Amendment No. 5, filed with the Commission on May 25, 2001, File No. 0-131159.

(b)  Reports on Form 8-K

We did not file any reports on Form 8-K in the quarter ended September 30, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TREND MINING COMPANY

Dated:  January 21, 2004              By:  /s/ Kurt J.  Hoffman
                                           Kurt J.  Hoffman
                                           President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or by their attorney-in-fact, in the capacities and on the dates indicated.

Signature                                   Title                               Date



/s/ Kurt J. Hoffman                         Director, President and             January 21, 2004
Kurt J. Hoffman                             Chief Executive Officer


/s/ John P. Ryan                            Director, Treasurer and             January 21, 2004
John P. Ryan                                Chief Financial Officer
                                            (Principal accounting officer)



/s/ J. Michael Sharratt                     Director                            January 15, 2004
J. Michael Sharratt


/s/ Jeffrey M. Christian                    Director                            January 20, 2004
Jeffrey M. Christian


/s/ Bobby E. Cooper                         Director                            January 19, 2004
Bobby E. Cooper


/s/ Ishiung J. Wu                           Director                            January 14, 2004
Ishiung J. Wu