Form 10QSB
period 2003-12-31
TREND MINING CO
filed 2004-02-20
CIK 1115954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              _____________________

                                  FORM 10QSB

                     UNDER SECTION 12(b) OR SECTION 12(g) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED DECEMBER 31, 2003

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

YES  [ X ]  NO  [   ]

THE NUMBER OF SHARES OUTSTANDING AT DECEMBER 31, 2003: 33,229,085 SHARES

                                            TREND MINING COMPANY
                                       (AN EXPLORATION STAGE COMPANY)
                                               BALANCE SHEETS


                                                                        December 31,
                                                                            2002           September 30,
                                                                        (unaudited)            2003
                                                                     ------------------  ------------------
ASSETS

CURRENT ASSETS
  Cash                                                               $           5,808   $           2,558
                                                                     ------------------  ------------------
    TOTAL CURRENT ASSETS                                                         5,808               2,558
                                                                     ------------------  ------------------

MINERAL PROPERTIES                                                                   -                   -
                                                                     ------------------  ------------------

PROPERTY AND EQUIPMENT, net of depreciation                                      4,482               5,172
                                                                     ------------------  ------------------

OTHER ASSETS
  Investments                                                                   41,400              57,300
                                                                     ------------------  ------------------

TOTAL ASSETS                                                         $          51,690   $          65,030
                                                                     ==================  ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                   $         156,459   $         146,419
  Accounts payable - checks in excess of bank balance                                -               3,297
  Accrued expenses                                                              46,227                   -
  Interest payable                                                             154,328             135,425
  Loans payable to stockholders                                              1,137,857           1,097,857
  Current portion of long-term debt                                                  -                   -
                                                                     ------------------  ------------------
    TOTAL CURRENT LIABILITIES                                                1,494,871           1,382,998
                                                                     ------------------  ------------------

LONG-TERM DEBT, net of current portion                                               -                   -
                                                                     ------------------  ------------------

COMMITMENTS AND CONTINGENCIES                                                        -                   -
                                                                     ------------------  ------------------

STOCKHOLDERS' DEFICIT
  Preferred stock,  $0.01 par value, 20,000,000 shares
    authorized; 0 and 1 share issued and outstanding, respectively                   -                   -
  Common stock,  $0.01 par value, 100,000,000
    shares authorized; 33,229,085 and
    33,229,085 shares issued and outstanding, respectively                     332,291             332,291
  Additional paid-in capital                                                 6,246,963           6,246,963
  Stock options and warrants                                                 1,383,042           1,383,042
  Pre-exploration stage accumulated deficit                                   (558,504)           (558,504)
  Accumulated deficit during exploration stage                              (8,832,872)         (8,723,560)
  Other comprehensive income                                                   (14,100)              1,800
                                                                     ------------------  ------------------
    TOTAL STOCKHOLDERS' DEFICIT                                             (1,443,180)         (1,317,968)
                                                                     ------------------  ------------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT                                              $          51,690   $          65,030
                                                                     ==================  ==================


           The accompanying condensed notes are an integral part of these financial statements.

                                            TREND MINING COMPANY
                                       (AN EXPLORATION STAGE COMPANY)
                                          STATEMENTS OF OPERATIONS


                                                                                            Period from
                                                                                          October 1, 1996
                                                                                           (Inception of
                                                          Three Months    Three Months   Exploration Stage)
                                                             Ended            Ended              to
                                                          December 31,    December 31,      December 31,
                                                              2003            2002              2003
                                                          (unaudited)     (unaudited)       (unaudited)
                                                        ----------------  -------------  ------------------

REVENUES                                                $             -   $          -   $               -
                                                        ----------------  -------------  ------------------

EXPENSES
  Exploration expense                                                 -         33,127           2,909,066
  General and administrative                                     67,180        116,920           2,331,169
  Officers and directors compensation                                 -         18,454           1,385,396
  Legal and professional                                         22,797         21,386           1,160,575
  Depreciation                                                      689          2,728              49,665
                                                        ----------------  -------------  ------------------
    Total Expenses                                               90,666        192,615           7,835,871
                                                        ----------------  -------------  ------------------

OPERATING LOSS                                                  (90,666)      (192,615)         (7,835,871)
                                                        ----------------  -------------  ------------------

OTHER INCOME (EXPENSE)
  Dividend and interest income                                        -              -               6,398
  Gain (loss) on disposition and impairment of assets                 -              -            (177,519)
  Loss on investment sales                                            -              -             (23,080)
  Financing expense                                                   -              -          (1,135,113)
  Interest expense                                              (18,902)       (21,663)           (242,716)
  Miscellaneous income                                              256              -              10,601
  Forgiveness of debt                                                 -        122,354             564,428
                                                        ----------------  -------------  ------------------
    Total Other Income (Expense)                                (18,646)       100,691            (997,001)
                                                        ----------------  -------------  ------------------

LOSS BEFORE INCOME TAXES                                       (109,312)       (91,924)         (8,832,872)

INCOME TAXES                                                          -              -                   -

                                                        ----------------  -------------  ------------------
NET LOSS                                                       (109,312)       (91,924)         (8,832,872)
                                                        ----------------  -------------  ------------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Change in market value of investments                         (15,900)             -             (14,100)
                                                        ----------------  -------------  ------------------

NET COMPREHENSIVE LOSS                                  $      (125,212)  $    (91,924)  $      (8,846,972)
                                                        ================  =============  ==================


BASIC AND DILUTED NET LOSS PER SHARE                    $           nil   $        nil
                                                        ================  =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                  33,229,085     24,687,545
                                                        ================  =============



              The accompanying condensed notes are an integral part of these financial statements.

                                                    TREND MINING COMPANY
                                               (AN EXPLORATION STAGE COMPANY)
                                        STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                Common Stock
                                                            --------------------   Additional     Stock
                                                              Number                Paid-in    Options and    Accumulated
                                                             of Shares   Amount     Capital      Warrants       Deficit
                                                            -----------  -------  -----------  ------------  --------------

Balance, October 1, 1996                                     1,754,242   $17,542  $   663,218  $         -   $    (558,504)

Common stock issuances as follows:
  - for cash at $0.50 per share                                200,000     2,000       98,000            -               -
  - for payment of liabilities and expenses at $0.50
    per share                                                   45,511       455       22,301            -               -

Net loss for the year ended September 30, 1997                       -         -            -            -        (128,614)
                                                            -----------  -------  -----------  ------------  --------------

Balance, September 30, 1997                                  1,999,753    19,997      783,519            -        (687,118)

Issuance of common stock as follows:
  - for mineral property at $0.50 per share                    150,000     1,500       73,500            -               -
  - for lease termination at $0.50 per share                    12,000       120        5,880            -               -
  - for debt at $0.50 per share                                 80,000       800       39,200            -               -
  - for cash at $0.20 per share                                  7,500        75        1,425            -               -
  - for compensation at $0.50 per share                          9,000        90        4,410            -               -

Issuance of stock options for financing activities                   -         -            -        2,659               -

Net loss for the year ended September 30, 1998                       -         -            -            -        (119,163)

Change in market value of investments                                -         -            -            -               -
                                                            -----------  -------  -----------  ------------  --------------

Balance, September 30, 1998                                  2,258,253   $22,582  $   907,934  $     2,659   $    (806,281)
                                                            -----------  -------  -----------  ------------  --------------


                                                                Other
                                                            Comprehensive
                                                            Income (Loss)     Total
                                                            -------------  -----------

Balance, October 1, 1996                                    $          -   $  122,256

Common stock issuances as follows:
  - for cash at $0.50 per share                                        -      100,000
  - for payment of liabilities and expenses at $0.50
    per share                                                          -       22,756

Net loss for the year ended September 30, 1997                         -     (128,614)
                                                            -------------  -----------

Balance, September 30, 1997                                            -      116,398

Issuance of common stock as follows:
  - for mineral property at $0.50 per share                            -       75,000
  - for lease termination at $0.50 per share                           -        6,000
  - for debt at $0.50 per share                                        -       40,000
  - for cash at $0.20 per share                                        -        1,500
  - for compensation at $0.50 per share                                -        4,500

Issuance of stock options for financing activities                     -        2,659

Net loss for the year ended September 30, 1998                         -     (119,163)

Change in market value of investments                            117,080      117,080
                                                            -------------  -----------

Balance, September 30, 1998                                 $    117,080   $  243,974
                                                            -------------  -----------


 The accompanying condensed notes are an integral part of these financial statements.

                                                    TREND MINING COMPANY
                                               (AN EXPLORATION STAGE COMPANY)
                                        STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                Common Stock
                                                            --------------------   Additional     Stock
                                                              Number                Paid-in    Options and     Accumulated
                                                             of Shares   Amount     Capital      Warrants       Deficit
                                                            -----------  -------  -----------  ------------  --------------

Balance, September 30, 1998                                  2,258,253   $22,582  $   907,934  $     2,659   $    (806,281)

Common stock issuances as follows:
  - for cash at an average of $0.07 per share                  555,000     5,550       35,450            -               -
  - for prepaid expenses at $0.33 per share                     50,000       500       16,000            -               -
  - for consulting services at an average of
    $0.20 per share                                            839,122     8,391      158,761            -               -
  - for mineral property at $0.13 per share                    715,996     7,160       82,470            -               -
  - for officers' compensation at an average of
    $0.24 per share                                            300,430     3,004       70,522            -               -
  - for debt,  investment and expenses at $0.30 per share        9,210        92        2,671            -               -
  - for directors' compensation at an average of
    $0.25 per share                                             16,500       165        3,960            -               -
  - for rent at $0.25 per share                                  1,000        10          240            -               -
  - for equipment at $0.30 per share                           600,000     6,000      174,000            -               -

Net loss for the year ended  September 30, 1999                      -         -            -            -        (716,759)

Other comprehensive loss                                             -         -            -            -               -
                                                            -----------  -------  -----------  ------------  --------------

Balance, September 30, 1999                                  5,345,511   $53,454  $ 1,452,007  $     2,659   $  (1,523,040)
                                                            -----------  -------  -----------  ------------  --------------


                                                                Other
                                                            Comprehensive
                                                            Income (Loss)     Total
                                                            -------------  -----------

Balance, September 30, 1998                                 $    117,080   $  243,974

Common stock issuances as follows:
  - for cash at an average of $0.07 per share                          -       41,000
  - for prepaid expenses at $0.33 per share                            -       16,500
  - for consulting services at an average of
    $0.20 per share                                                    -      167,152
  - for mineral property at $0.13 per share                            -       89,630
  - for officers' compensation at an average of
    $0.24 per share                                                    -       73,526
  - for debt,  investment and expenses at $0.30 per share              -        2,763
  - for directors' compensation at an average of
    $0.25 per share                                                    -        4,125
  - for rent at $0.25 per share                                        -          250
  - for equipment at $0.30 per share                                   -      180,000

Net loss for the year ended  September 30, 1999                        -     (716,759)

Other comprehensive loss                                         (79,179)     (79,179)
                                                            -------------  -----------

Balance, September 30, 1999                                 $     37,901   $   22,982
                                                            -------------  -----------


 The accompanying condensed notes are an integral part of these financial statements.

                                                    TREND MINING COMPANY
                                               (AN EXPLORATION STAGE COMPANY)
                                        STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                Common Stock
                                                            ---------------------   Additional     Stock
                                                              Number                 Paid-in    Options and     Accumulated
                                                             of Shares   Amount      Capital      Warrants       Deficit
                                                            -----------  --------  -----------  ------------  --------------

Balance, September 30, 1999                                  5,345,511   $ 53,454  $ 1,452,007  $     2,659   $  (1,523,040)

Common stock and option issuances as follows:
  - for employee, officer and director
    compensation at an average of
    $0.61 per share                                            231,361      2,314      140,446       15,820               -
  - for officers' and directors' compensation
    at an average of $1.19 per share                            11,500        115       13,615            -               -
  - for services at an average of $0.47 per share              530,177      5,302      246,333            -               -
  - for mineral property at $0.89 per share                  1,000,000      1,000       88,000            -               -
  - for investments at $0.33 per share                         200,000      2,000       64,000            -               -
  - for cash at $0.08 per share                                456,247      4,562       28,969            -               -
  - for cash, options and warrants                             100,000     10,000        2,414       87,586               -
  - for incentive fees at $0.33 per share                       65,285        653       20,891            -               -
  - for deferred mineral property acquisition
    costs at $0.13 per share                                   129,938      1,299       14,943            -               -
  - for modification of stockholder agreement
    at $0.60 per share                                         200,000      2,000      118,000       30,000               -
  - for modification of stockholder agreement                        -          -        4,262       10,379               -
  -from exercise of options at $0.12 per share               9,962,762     99,628    1,103,016      (37,524)              -

Cash received for the issuance of common stock
  warrants for 7,979,761 shares of stock                             -          -            -       10,000               -

Miscellaneous common stock adjustments                              (5)         -            -            -               -

Net loss for the year ended  September 30, 2000                      -          -            -            -      (2,186,541)

Other comprehensive income (loss)                                    -          -            -            -               -

                                                            -----------  --------  -----------  ------------  --------------
Balance, September 30, 2000                                 18,232,776   $182,327  $ 3,296,897  $   118,920   $  (3,709,581)
                                                            -----------  --------  -----------  ------------  --------------


                                                                Other
                                                            Comprehensive
                                                            Income (Loss)     Total
                                                            -------------  -----------

Balance, September 30, 1999                                 $     37,901   $   22,982

Common stock and option issuances as follows:
  - for employee, officer and director
  compensation at an average of
  $0.61 per share                                                      -      158,580
  - for officers' and directors' compensation
  at an average of $1.19 per share                                     -       13,730
  - for services at an average of $0.47 per share                      -      251,635
  - for mineral property at $0.89 per share                            -       89,000
  - for investments at $0.33 per share                                 -       66,000
  - for cash at $0.08 per share                                        -       33,531
  - for cash, options and warrants                                     -      100,000
  - for incentive fees at $0.33 per share                              -       21,544
  - for deferred mineral property acquisition
  costs at $0.13 per share                                             -       16,242
  - for modification of stockholder agreement
  at $0.60 per share                                                   -      150,000
  - for modification of stockholder agreement                          -       14,641
  -from exercise of options at $0.12 per share                         -    1,165,120

Cash received for the issuance of common stock
  warrants for 7,979,761 shares of stock                               -       10,000

Miscellaneous common stock adjustments                                 -            -

Net loss for the year ended  September 30, 2000                        -   (2,186,541)

Other comprehensive income (loss)                                (38,314)     (38,314)

                                                            -------------  -----------
Balance, September 30, 2000                                 $       (413)  $ (111,850)
                                                            -------------  -----------


 The accompanying condensed notes are an integral part of these financial statements.

                                                       TREND MINING COMPANY
                                                  (AN EXPLORATION STAGE COMPANY)
                                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                                                      Common Stock
                                                                   --------------------  Additional      Stock
                                                                     Number                Paid-in    Options and     Accumulated
                                                                   of Shares    Amount     Capital      Warrants       Deficit
                                                                   ----------  --------  -----------  ------------  --------------

Balance, September 30, 2000                                        18,232,776  $182,327  $ 3,296,897  $   118,920   $  (3,709,581)

Common stock and option issuances as follows:
  - for cash of $1.00 per share                                       192,000     1,920      190,080            -               -
  - for cash and consulting services from
    options for $0.39 per share                                        33,333       333       12,737       (3,070)              -
  - for services at an average of $0.92 per share                      13,700       137       12,463            -               -
  - for officer and employee compensation at
    $1.13 per share                                                     5,200        52        5,828            -               -
  - for payment of accrued officer's compensation
    at $1.35 per share                                                 10,000       100       13,400            -               -
  - for consulting services at an ave of $0.77 per share               45,461       455       34,247            -               -
  - for directors' compensation at $0.85 per share                     75,000       750       63,000            -               -
  - for modification of contract at $0.78 per share                     3,000        30        2,310            -               -
  - for interest payment on contract
    at an average of $0.80 per share                                   10,000       100        7,900            -               -
  - for mineral property expenses at $0.85 per share                    1,000        10          840            -               -
  - for debt at $1.00 per share                                       134,500     1,345      133,155            -               -

Options issued to officers, directors and employees for services            -         -            -      354,000               -

Warrants issued as follows:
  - for consulting services                                                 -         -            -      170,521               -
  - for loan agreements                                                     -         -            -      141,547               -
  - for extension of exercise period
    on outstanding warrants                                                 -         -            -      608,058               -

Net loss for the year ended September 30, 2001                              -         -            -            -      (3,437,354)

Other comprehensive income                                                  -         -            -            -               -
                                                                   ----------  --------  -----------  ------------  --------------
Balance, September 30, 2001                                        18,755,970  $187,559  $ 3,772,856  $ 1,389,976   $  (7,146,935)
                                                                   ----------  --------  -----------  ------------  --------------


                                                                       Other
                                                                   Comprehensive
                                                                   Income (Loss)     Total
                                                                   -------------  ------------

Balance, September 30, 2000                                        $       (413)  $  (111,850)

Common stock and option issuances as follows:
  - for cash of $1.00 per share                                               -       192,000
  - for cash and consulting services from
    options for $0.39 per share                                               -        10,000
  - for services at an average of $0.92 per share                             -        12,600
  - for officer and employee compensation at
    $1.13 per share                                                           -         5,880
  - for payment of accrued officer's compensation
    at $1.35 per share                                                        -        13,500
  - for consulting services at an ave of $0.77 per share                      -        34,702
  - for directors' compensation at $0.85 per share                            -        63,750
  - for modification of contract at $0.78 per share                           -         2,340
  - for interest payment on contract
    at an average of $0.80 per share                                          -         8,000
  - for mineral property expenses at $0.85 per share                          -           850
  - for debt at $1.00 per share                                               -       134,500

Options issued to officers, directors and employees for services              -       354,000

Warrants issued as follows:
  - for consulting services                                                   -       170,521
  - for loan agreements                                                       -       141,547
  - for extension of exercise period
    on outstanding warrants                                                   -       608,058

Net loss for the year ended September 30, 2001                                -    (3,437,354)

Other comprehensive income                                                  413           413
                                                                   -------------  ------------
Balance, September 30, 2001                                        $          -   $(1,796,543)
                                                                   -------------  ------------


     The accompanying condensed notes are an integral part of these financial statements.

                                                       TREND MINING COMPANY
                                                  (AN EXPLORATION STAGE COMPANY)
                                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                                                      Common Stock
                                                                   --------------------  Additional      Stock
                                                                     Number                Paid-in    Options and     Accumulated
                                                                   of Shares    Amount     Capital      Warrants       Deficit
                                                                   ----------  --------  -----------  ------------  --------------

Balance, September 30, 2001                                        18,755,970  $187,559  $ 3,772,856  $ 1,389,976   $  (7,146,935)

Common stock issuances as follows:
  - for cash at $0.10 per share                                     2,500,000    25,000      225,000            -               -
  - for a note payable at $1.00 per share                              25,000       250       24,750            -               -
  - for consulting fees payable at $0.55 per share                     12,536       126        6,769            -               -
  - for mineral properties at $0.70 per share                       1,100,000    11,000      759,000            -               -
  - for services at an average of $0.49 per share                     112,500     1,125       53,625            -               -
  - for financing expense at an average of $0.44 per share             82,429       824       35,369            -               -

Options issued to officers, directors and employees for services            -         -            -       29,528               -

Warrants issued as follows:
  - for loan agreements                                                     -         -            -       55,352               -

Expiration of stock options and warrants                                    -         -       91,814      (91,814)              -

Interest expense forgiven by shareholders                                   -         -       42,950            -               -

Net loss for the year ended September 30, 2002                              -         -            -            -      (1,168,171)
                                                                   ----------  --------  -----------  ------------  --------------
Balance, September 30, 2002                                        22,588,435   225,884    5,012,133    1,383,042      (8,315,106)

Common stock issuances as follows:
  - miscellaneous common stock adjustment                              29,555       296            -            -               -
  - for cash at $0.10 per share                                     5,500,000    55,000      495,000            -               -
  - for consulting services at an average of $0.15 per share        1,763,779    17,638      243,362            -               -
  - for loans payable at an average of $0.10 per share                369,160     3,692       33,225            -               -
  - for prior period services at an average of $.13 per share         245,000    2,450       30,550            -               -
  - for investments at $0.21 per share                                450,000     4,500       88,668            -               -
  - to officers and directors for services at $.10 per share        1,423,156    14,231      129,025            -               -
  - penalty shares at $.26 per share                                  860,000     8,600      215,000            -               -

Change in market value of investments                                       -         -            -            -               -

Net loss for the year ended September 30, 2003                              -         -            -            -        (966,958)
                                                                   ----------  --------  -----------  ------------  --------------
Balance, September 30, 2003                                        33,229,085  $332,291  $ 6,246,963  $ 1,383,042   $  (9,282,064)
                                                                   ----------  --------  -----------  ------------  --------------


                                                                       Other
                                                                   Comprehensive
                                                                   Income (Loss)      Total
                                                                   -------------  ------------

Balance, September 30, 2001                                        $          -   $(1,796,543)

Common stock issuances as follows:
  - for cash at $0.10 per share                                               -       250,000
  - for a note payable at $1.00 per share                                     -        25,000
  - for consulting fees payable at $0.55 per share                            -         6,895
  - for mineral properties at $0.70 per share                                 -       770,000
  - for services at an average of $0.49 per share                             -        54,750
  - for financing expense at an average of $0.44 per share                    -        36,193

Options issued to officers, directors and employees for services              -       29,528

Warrants issued as follows:
  - for loan agreements                                                       -        55,352

Expiration of stock options and warrants                                      -             -

Interest expense forgiven by shareholders                                     -        42,950

Net loss for the year ended September 30, 2002                                -    (1,168,171)
                                                                   -------------  ------------
Balance, September 30, 2002                                                   -    (1,694,046)

Common stock issuances as follows:
  - miscellaneous common stock adjustment                                     -           296
  - for cash at $0.10 per share                                               -       550,000
  - for consulting services at an average of $0.15 per share                  -       261,000
  - for loans payable at an average of $0.10 per share                        -        36,917
  - for prior period services at an average of $.13 per share                 -        33,000
  - for investments at $0.21 per share                                        -        93,168
  - to officers and directors for services at $.10 per share                  -       143,256
  - penalty shares at $.26 per share                                          -       223,600

Change in market value of investments                                     1,800         1,800

Net loss for the year ended September 30, 2003                                -      (966,958)
                                                                   -------------  ------------
Balance, September 30, 2003                                        $      1,800   $(1,317,968)
                                                                   -------------  ------------


     The accompanying condensed notes are an integral part of these financial statements.

                                                       TREND MINING COMPANY
                                                  (AN EXPLORATION STAGE COMPANY)
                                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                                                      Common Stock
                                                                   --------------------  Additional      Stock
                                                                     Number                Paid-in    Options and     Accumulated
                                                                   of Shares    Amount     Capital      Warrants       Deficit
                                                                   ----------  --------  -----------  ------------  --------------

Balance, September 30, 2003                                        33,229,085  $332,291  $ 6,246,963  $ 1,383,042   $  (9,282,064)

Change in market value of investments                                       -         -            -            -               -

Net loss for the period ended December 31, 2003 (unaudited)                 -         -            -            -        (109,312)
                                                                   ----------  --------  -----------  ------------  --------------

Balance, December 31, 2003 (unaudited)                             33,229,085  $332,291  $ 6,246,963  $ 1,383,042   $  (9,391,376)
                                                                   ==========  ========  ===========  ============  ==============


                                                                       Other
                                                                   Comprehensive
                                                                   Income (Loss)      Total
                                                                   -------------  ------------

Balance, September 30, 2003                                        $      1,800   $(1,317,968)

Change in market value of investments                                   (15,900)      (15,900)

Net loss for the period ended December 31, 2003 (unaudited)                   -      (109,312)
                                                                   -------------  ------------

Balance, December 31, 2003 (unaudited)                             $    (14,100)  $(1,443,180)
                                                                   =============  ============


     The accompanying condensed notes are an integral part of these financial statements.

                                                  TREND MINING COMPANY
                                             (AN EXPLORATION STAGE COMPANY)
                                                STATEMENTS OF CASH FLOWS


                                                                                                         Period from
                                                                                                       October 1, 1996
                                                                                                        (Inception of
                                                                       Three Months    Three Months   Exploration Stage)
                                                                          Ended            Ended              to
                                                                       December 31,    December 31,      December 31,
                                                                           2003            2002              2003
                                                                       (unaudited)      (unaudited)      (unaudited)
                                                                     ----------------  -------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  (109,312)       (91,924)         (8,832,872)
  Adjustments to reconcile net loss to net cash
      used by operating activities:
    Depreciation                                                                 689          2,728              49,665
    Loss on investment sales                                                       -              -              28,236
    Loss on disposition and impairment of assets                                   -              -             185,891
    Gain on sale of mineral property claims for securities                         -              -                (500)
    Gain on trade-in of property and equipment                                     -              -              (7,872)
    Gain on forgiveness of debt                                                    -       (122,354)           (122,354)
    Interest expense forgiven by shareholders                                      -              -              23,566
    Common stock issued for services
      and expenses                                                                 -         81,119             927,549
    Common stock issued for payables                                               -              -              68,812
    Common stock and options issued as compensation                                -              -             864,375
    Stock options and warrants issued for financing activities                     -              -             822,257
    Common stock issued for investments                                            -              -              93,168
    Common stock and warrants issued to acquire mineral
      property options                                                             -              -           1,114,873
    Warrants issued for consulting fees                                            -              -             170,521
    Common stock issued for incentive fees                                         -              -              21,544
    Investment traded for services                                                 -              -              45,939
  Changes in assets and liabilities:
    Inventory                                                                      -              -               3,805
    Accounts payable                                                          10,040       (248,191)            249,820
    Accounts payable - checks in excess of bank balance                       (3,297)             -                   7
    Accrued expenses                                                          46,227        (15,329)            (27,958)
    Interest payable                                                          18,903         20,827             125,432
                                                                     ----------------  -------------  ------------------
  Net cash used by operating activities                                      (36,750)      (373,124)         (4,196,096)
                                                                     ----------------  -------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                                -              -              35,125
    Proceeds from sale of mineral property                                         -              -              20,000
    Purchase of furniture and equipment                                            -              -             (41,695)
    Proceeds from investments sold                                                 -              -             143,515
                                                                     ----------------  -------------  ------------------
  Net cash provided by investing activities                                        -              -             156,945
                                                                     ----------------  -------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable and short-term borrowings                            -           (985)            (12,056)
    Sale of warrants for common stock                                              -              -              10,000
    Proceeds from short-term borrowings                                       40,000              -           1,461,657
    Sale of common stock, subscriptions
    and exercise of options                                                        -        525,000           2,358,151
    Issuance of penalty shares                                                     -              -             223,600
                                                                     ----------------  -------------  ------------------
  Net cash provided by financing activities                                   40,000        524,015           4,041,352
                                                                     ----------------  -------------  ------------------

NET INCREASE IN CASH                                                           3,250        150,891               2,201

CASH, BEGINNING OF PERIOD                                                      2,558          2,281               3,607
                                                                     ----------------  -------------  ------------------

CASH, END OF PERIOD                                                            5,808        153,172               5,808
                                                                     ================  =============  ==================


     The accompanying condensed notes are an integral part of these financial statements.


                                                  TREND MINING COMPANY
                                             (AN EXPLORATION STAGE COMPANY)
                                                STATEMENTS OF CASH FLOWS


                                                                                                         Period from
                                                                                                       October 1, 1996
                                                                                                        (Inception of
                                                                       Three Months    Three Months   Exploration Stage)
                                                                          Ended            Ended              to
                                                                       December 31,    December 31,      December 31,
                                                                           2003            2002              2003
                                                                       (unaudited)      (unaudited)      (unaudited)
                                                                     ----------------  -------------  ------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                      $             -   $        323   $           3,835
  Income taxes paid                                                  $             -   $          -   $               -

NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Common stock and warrants issued to acquire
    mineral properties                                               $             -   $          -   $         344,873
  Common stock issued to acquire mineral property                    $             -   $          -   $         845,000
  Common stock issued for acquisition of
    mining equipment                                                 $             -   $          -   $         180,000
  Common stock issued for services and expenses                      $             -   $          -   $         927,549
  Common stock issued for investment                                 $             -   $          -   $          93,168
  Common stock issued for debt                                       $             -   $     42,500   $          68,812
  Common stock issued for incentive fees                             $             -   $          -   $          21,544
  Common stock and options issued as compensation                    $             -   $          -   $         691,591
  Options issued to officers, directors and employees for services   $             -   $          -   $         864,375
  Stock options  and warrants issued for financing activities        $             -   $          -   $         822,257
  Warrants issued for consulting fees                                $             -   $          -   $         170,521
  Deferred acquisition costs on mining property                      $             -   $          -   $          46,242
  Purchase of equipment with financing agreement                     $             -   $          -   $          21,814
  Investments received for mineral property                          $             -   $          -   $           5,500
  Investments traded for services                                    $             -   $          -   $          45,939
  Equipment for loans payable                                        $             -   $          -   $           4,500




                   The accompanying condensed notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

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

The accompanying financial statements should be read in conjunction with the audited financial statements of the Company included in the Company's September 30, 2003 Annual Report on Form 10-KSB.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended December 31, 2003 are not necessarily representative of operating results to be expected for the entire fiscal year.

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

Going  Concern
--------------
As shown in the accompanying financial statements, the Company has limited cash, has negative working capital, has no revenues, has incurred a net loss of $53,909 for the period ended December 31, 2003 and has an accumulated deficit of $9,335,973. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company is actively seeking additional capital. Management believes that additional stock can be sold to enable the Company to continue to fund its property acquisition and platinum group metals exploration activities and thus, to continue to operate based on current expense projections. However, management is unable to provide assurances that it will be successful in obtaining sufficient sources of capital.

Reclassification
----------------
Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications have not resulted in any changes to the Company's accumulated deficit or net losses presented.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties
-------------------------------
The following is a listing of loan amounts due to related parties (all of which are unsecured) and the dates that these loans were made to the Company:

     Name                                      Date         Amount
     -------------------------------------  -----------  -----------

     Electrum LLC                               11/6/00  $    35,000
                                                12/4/00      100,000
                                               12/18/00       50,000
                                                1/26/01       50,000
                                                3/15/01       50,000
                                                4/10/01       50,000
                                                 5/4/01       50,000
                                                 6/4/01       50,000
                                                 7/3/01       85,000
                                                1/31/02      150,000
                                                         -----------
                                                             670,000
                                                         -----------

     LCM Holdings, LLC                       10/26/2001       50,000
                                              11/1/2001       10,000
                                             11/15/2001       30,000
                                             11/28/2001       29,445
                                               5/7/2002       60,000
                                              5/22/2002       35,000
                                              6/14/2002       18,412
                                                         -----------
                                                             232,857
                                                         -----------

     Berger                                   8/28/2001       90,000
                                              10/2/2001       10,000
                                                         -----------
                                                             100,000
                                                         -----------

     Buchanan                                  1/8/2002       30,000

     CGT Management                           8/29/2003       65,000

     Western Goldfields, Inc.                 10/6/2003       40,000
                                                         -----------

     Total notes payable - related parties               $ 1,137,857
                                                         ===========


On October 6, 2003 Western Goldfields Inc., loaned the Company $40,000. The loan bears no interest and was to be repaid in 90 days. On January 5, 2004 the parties agreed to extend the repayment date to March 6, 2004.

                              TREND MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE  4  -  INVESTMENTS

The Company's securities investments are classified as trading securities and are recorded at fair value as of the balance sheet date, with the change in fair value during the period included in earnings.

The Company's investments are summarized as follows:

                                               December 31,    September 30,
                                                   2003            2003
                                               -------------  ---------------
     Fair value:
          Western Goldfields, Inc.             $      41,400  $       57,300
     Gross unrealized loss / (gain)                   14,100          (1,800)
                                               -------------  ---------------
     Cost                                      $      55,500  $       55,500
                                               =============  ===============


NOTE  5  -  COMMITMENTS  AND  CONTINGENCIES

Consulting  Agreement
---------------------
On November 17, 2003, the Company entered into a 12 month business consulting agreement with LYONS CAPITAL, LLC (hereinafter "Lyons"). Under this term of the agreement, the Company is required to issue 40,000 shares of restricted common stock for each month of service plus pay Lyons a cash finder's fee equaling 10% of sums received from investors whom Lyons introduces to the Company. As of December 31, 2003, the Company has accrued approximately $18,000 for services under this agreement. These services are expected to be paid through the issuance of common stock at a later date. The Company and Lyons are currently in negotiations regarding the continuation of this agreement.

NOTE  6  -  SUBSEQUENT  EVENTS

Warrant  Restructuring
----------------------
On February 12, 2004, the Company and Electrum and LCM Holdings (hereinafter "the Kaplan Parties or "the Lenders") finalized an agreement to adjust the conversion terms on approximately $900,000 worth of debt outstanding to them and the exercise prices of related warrants. Per the terms of the agreement, the Lenders can convert each $1.25 of loans into a unit consisting of one share of Common Stock and warrant. The warrant is exercisable for a period of five years from the date of conversion and is exercisable at a price of $1.50.

Furthermore, also on February 12, 2004 the Company reached an agreement with the Kaplan Parties concerning certain prior stock transactions, which will result in the Company receiving the benefit of $210,194 of short swing profits during 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Our losses for the three-month period ended December 31, 2003, were $125,212. These losses increased our accumulated deficit since inception of the current exploration stage to $8,832,872. Our total loss since inception of the company is $9,391,376. Our third quarter loss is due primarily to general operating expenses of $90,666 and interest expenses of $18,846.

Our operating cash at the end of the quarter totaled $5,808. We also have equity securities which are of limited liquidity and which we have began selling in order to raise additional operating capital. At December 31, 2003, the market value of such securities was $41,400. We intend to sell the balance of these securities over the next three months to assist with funding the operations of the Company.

The Company needs approximately $20,000 per month to cover its general and administrative expenses, accounting and legal fees, as well as payments made to creditors pursuant to payment arrangement plans.

We intend to seek additional financing from the public or private debt or equity markets to continue our business activities. Under our Delaware certificate of incorporation, we have 100,000,000 authorized shares of common stock and are authorized to issue 20,000,000 shares of preferred stock. We currently have no preferred shares issued and outstanding.

There can be no assurance that our efforts to obtain additional financing will be successful. Further, there can be no assurance that additional financing will be available on terms acceptable to the Company.


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


PART II

ITEM 1.   LEGAL PROCEEDINGS.

Nevada Southwest Investments LLC, dba Reno Business Park, obtained a judgment against the Company in the Second Judicial District, Washoe County, Nevada to collect the amount of $17,608.29 due under a rental lease agreement for office space the Company chose to vacate. The Company did not contest this action since it had no basis to do so. This court judgment, unless paid, may ultimately result in liens against the Company bank account, other Company assets, or the mineral properties held by the Company. Such liens may have the impact of reducing the capability of the Company to remain as a going concern. The Company is currently negotiating with the counsel of the creditor to make suitable payment arrangements to pay this judgment over time. The creditor is seeking to schedule a debtors exam hearing in the State of Idaho at the time of this report.

We are unaware of any other legal proceedings involving the Company at this time. However, because we have accounts payable, some of which are overdue, it is possible that at anytime creditors of the Company could take action to collect such amounts due.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.


     We had 33,229,085 shares of common stock issued and outstanding as of December 31, 2003.

     Common Stock
     ------------

          None issued during the reporting period


     Options
     -------

          None issued during the reporting period. See Note 5 of the "Notes to Financial Statements of the most recent 10KSB of the Company for a further discussion and explanation of the options outstanding.

     Warrants
     --------

          None issued during the reporting period. See Note 5 of the "Notes to Financial Statements of the most recent 10KSB of the Company for a further discussion and explanation of the warrants outstanding.


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

TREND  MINING  COMPANY


Dated:  February 19, 2004
By:     /s/  Kurt J. Hoffman
        -------------------------
        Kurt J. Hoffman
        President and Chief Executive Officer
        (Principal Executive Officer)


Dated:  February 19, 2004
By:     /s/  John P. Ryan
        -------------------------
        John P. Ryan
        Chief Financial Officer