Form 10QSB
period 2004-03-31
TREND MINING CO
filed 2004-05-24
CIK 1115954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              _____________________

                                   FORM 10QSB


                    Under Section 12(b) or Section 12(g) of
                      The Securities Exchange Act of 1934
                      for the quarter ended March 31, 2004

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

                             Common par value $0.01
                                (Title of Class)

________________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [x]  No  [ ]

The  number  of  shares  outstanding  at  May  14,  2004:  33,229,085  shares

                              TREND MINING COMPANY

                                   Form 10-QSB

                                      Index

PART I.       FINANCIAL  INFORMATION
     Item 1.  Financial  Statements  and  Notes
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
     Item 3.  Controls  and  Procedures
PART II.      OTHER  INFORMATION
     Item 1.  Legal  Proceedings
     Item 2.  Changes  in  Securities  and  Use  of  Proceeds
     Item 3.  Defaults  Upon  Senior  Securities.
     Item 4.  Submission  Of  Matters  To  A  Vote  Of  Security  Holders.
     Item 5.  Other  Information.
     Item 6.  Exhibits  and  Reports  on  Form  8-K

ITEM 1.       FINANCIAL STATEMENTS AND NOTES

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
------------------------------------------------------------------------------------------------------

                                                                    March 31,
                                                                       2004           September 30,
                                                                   (unaudited)            2003
                                                                ------------------  ------------------
ASSETS

CURRENT ASSETS
  Cash                                                          $           3,796   $           2,558
                                                                ------------------  ------------------
    TOTAL CURRENT ASSETS                                                    3,796               2,558
                                                                ------------------  ------------------

MINERAL PROPERTIES                                                              -                   -
                                                                ------------------  ------------------

PROPERTY AND EQUIPMENT, net of depreciation                                 3,793               5,172
                                                                ------------------  ------------------

OTHER ASSETS
  Investments                                                              24,270              57,300
                                                                ------------------  ------------------

TOTAL ASSETS                                                    $          31,859   $          65,030
                                                                ==================  ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                              $         183,051   $         146,419
  Accounts payable - checks in excess of bank balance                           -               3,297
  Accrued wages                                                            75,100                   -
  Interest payable                                                         84,879             135,425
  Loans payable to stockholders                                         1,072,857           1,097,857
                                                                ------------------  ------------------
    TOTAL CURRENT LIABILITIES                                           1,415,887           1,382,998
                                                                ------------------  ------------------

COMMITMENTS AND CONTINGENCIES                                                   -                   -
                                                                ------------------  ------------------

STOCKHOLDERS' DEFICIT
  Preferred stock,  $0.01 par value, 20,000,000 shares
    authorized; 0 shares issued and outstanding, respectively                   -                   -
  Common stock,  $0.01 par value, 100,000,000
    shares authorized; 33,229,085 shares issued
    and outstanding, respectively                                         332,291             332,291
  Additional paid-in capital                                            6,255,998           6,246,963
  Stock options and warrants                                            1,374,007           1,383,042
  Pre-exploration stage accumulated deficit                              (558,504)           (558,504)
  Accumulated deficit during exploration stage                         (8,756,590)         (8,723,560)
  Other comprehensive income (loss)                                       (31,230)              1,800
                                                                ------------------  ------------------
    TOTAL STOCKHOLDERS' DEFICIT                                        (1,384,028)         (1,317,968)
                                                                ------------------  ------------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT                                         $          31,859   $          65,030
                                                                ==================  ==================

    The accompanying condensed notes are an integral part of these financial statements.

TREND  MINING  COMPANY
(AN  EXPLORATION  STAGE  COMPANY)
STATEMENTS  OF  OPERATIONS
----------------------------------------------------------------------------------------------------------------------------

                                                                                                             Period from
                                                                                                           October 1, 1996
                                                                                                            (Inception of
                                                  Three Months   Three Months   Six Months   Six Months   Exploration Stage)
                                                     Ended           Ended         Ended        Ended             to
                                                   March 31,       March 31,     March 31,    March 31,       March 31,
                                                      2004           2003          2004         2003             2004
                                                  (unaudited)     (unaudited)   (unaudited)  (unaudited)     (unaudited)
                                                 --------------  -------------  -----------  -----------  ------------------
REVENUES                                         $           -   $          -   $        -   $        -   $               -
                                                 --------------  -------------  -----------  -----------  ------------------

EXPENSES
  Exploration expense                                        -         25,852            -       58,979           2,909,066
  General and administrative                            14,540        113,226       44,720      230,146           2,345,709
  Officers and directors compensation                   38,100         18,454       75,100       36,908           1,423,496
  Legal and professional                                54,836         13,366       77,633       34,752           1,215,411
  Depreciation                                             690          2,668        1,379        5,396              50,355
                                                 --------------  -------------  -----------  -----------  ------------------
    Total Expenses                                     108,166        173,566      198,832      366,181           7,944,037
                                                 --------------  -------------  -----------  -----------  ------------------

OPERATING LOSS                                        (108,166)      (173,566)    (198,832)    (366,181)         (7,944,037)
                                                 --------------  -------------  -----------  -----------  ------------------

OTHER INCOME (EXPENSE)
  Dividend and interest income                               -              -            -            -               6,398
  Gain on sale of internal securities                  210,194              -      210,194            -             210,194
  Gain (loss) on disposition and impairment of
    assets                                                   -              -            -            -            (177,519)
  Gain (loss) on investment sales                            -         29,167            -       29,167             (23,080)
  Financing expense                                          -              -            -            -          (1,135,113)
  Interest expense                                     (25,629)       (19,538)     (44,531)     (41,201)           (268,345)
  Miscellaneous income                                    (117)             -          139            -              10,484
  Forgiveness of debt                                        -              -            -      122,354             564,428
                                                 --------------  -------------  -----------  -----------  ------------------
    Total Other Income (Expense)                       184,448          9,629      165,802      110,320            (812,553)
                                                 --------------  -------------  -----------  -----------  ------------------

INCOME (LOSS) BEFORE INCOME TAXES                       76,282       (163,937)     (33,030)    (255,861)         (8,756,590)

INCOME TAXES                                                 -              -            -            -                   -

                                                 --------------  -------------  -----------  -----------  ------------------
NET INCOME (LOSS)                                       76,282       (163,937)     (33,030)    (255,861)         (8,756,590)
                                                 --------------  -------------  -----------  -----------  ------------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Change in market value of investments                (17,130)             -      (33,030)           -             (31,230)
                                                 --------------  -------------  -----------  -----------  ------------------

NET COMPREHENSIVE INCOME (LOSS)                  $      59,152   $   (163,937)  $  (66,060)  $ (255,861)  $      (8,787,820)
                                                 ==============  =============  ===========  ===========  ==================


BASIC AND DILUTED NET INCOME (LOSS) PER
  SHARE                                          $          nil  $      (0.01)  $       nil  $    (0.01)
                                                 ==============  =============  ===========  ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                         33,229,085     29,749,407   33,229,085   26,173,608
                                                 ==============  =============  ===========  ===========

    The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------------------------------------------------------------------------------

                                                          Common Stock
                                                       ------------------    Additional      Stock
                                                        Number                Paid-in     Options and    Accumulated
                                                       of Shares   Amount     Capital       Warrants       Deficit
                                                       ---------  --------  ------------  ------------  --------------
Balance, October 1, 1996                               1,754,242  $ 17,542  $    663,218             -  $    (558,504)

Common stock issuances as follows:
  - for cash at $0.50 per share                          200,000     2,000        98,000             -              -
  - for payment of liabilities and expenses at $0.50
      per share                                           45,511       455        22,301             -              -

Net loss for the year ended September 30, 1997                 -         -             -             -       (128,614)
                                                       ---------  --------  ------------  ------------  --------------

Balance, September 30, 1997                            1,999,753    19,997       783,519             -       (687,118)

Issuance of common stock as follows:
  - for mineral property at $0.50 per share              150,000     1,500        73,500             -              -
  - for lease termination at $0.50 per share              12,000       120         5,880             -              -
  - for debt at $0.50 per share                           80,000       800        39,200             -              -
  - for cash at $0.20 per share                            7,500        75         1,425             -              -
  - for compensation at $0.50 per share                    9,000        90         4,410             -              -

Issuance of stock options for financing activities             -         -             -         2,659              -

Net loss for the year ended September 30, 1998                 -         -             -             -       (119,163)

Change in market value of investments                          -         -             -             -              -
                                                       ---------  --------  ------------  ------------  --------------

Balance, September 30, 1998                            2,258,253  $ 22,582  $    907,934  $      2,659  $    (806,281)
                                                       ---------  --------  ------------  ------------  --------------


                                                          Other
                                                       Comprehensive
                                                       Income (Loss)     Total
                                                       --------------  ----------
Balance, October 1, 1996                                            -  $ 122,256

Common stock issuances as follows:
  - for cash at $0.50 per share                                     -    100,000
  - for payment of liabilities and expenses at $0.50
    per share                                                       -     22,756

Net loss for the year ended September 30, 1997                      -   (128,614)
                                                       --------------  ----------

Balance, September 30, 1997                                         -    116,398

Issuance of common stock as follows:
  - for mineral property at $0.50 per share                         -     75,000
  - for lease termination at $0.50 per share                        -      6,000
  - for debt at $0.50 per share                                     -     40,000
  - for cash at $0.20 per share                                     -      1,500
  - for compensation at $0.50 per share                             -      4,500

Issuance of stock options for financing activities                  -      2,659

Net loss for the year ended September 30, 1998                      -   (119,163)

Change in market value of investments                         117,080    117,080
                                                       --------------  ----------

Balance, September 30, 1998                            $      117,080  $ 243,974
                                                       --------------  ----------

    The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------------------------------------------------------------------------------

                                                            Common  Stock
                                                          ------------------   Additional    Stock
                                                           Number               Paid-in    Options and    Accumulated
                                                          of Shares  Amount     Capital     Warrants       Deficit
                                                          ---------  -------  -----------  -----------  --------------

Balance, September 30, 1998                               2,258,253  $22,582  $   907,934  $     2,659  $    (806,281)

Common stock issuances as follows:
  - for cash at an average of $0.07 per share               555,000    5,550       35,450            -              -
  - for prepaid expenses at $0.33 per share                  50,000      500       16,000            -              -
  - for consulting services at an average of
    0.20 per share                                          839,122    8,391      158,761            -              -
  - for mineral property at $0.13 per share                 715,996    7,160       82,470            -              -
  - for officers' compensation at an average of
    0.24 per share                                          300,430    3,004       70,522            -              -
  - for debt,  investment and expenses at $0.30 per share     9,210       92        2,671            -              -
  - for directors' compensation at an average of
    0.25 per share                                           16,500      165        3,960            -              -
  - for rent at $0.25 per share                               1,000       10          240            -              -
  - for equipment at $0.30 per share                        600,000    6,000      174,000            -              -

Net loss for the year ended  September 30, 1999                   -        -            -            -       (716,759)

Other comprehensive loss                                          -        -            -            -              -
                                                          ---------  -------  -----------  -----------  --------------

Balance, September 30, 1999                               5,345,511  $53,454  $ 1,452,007  $     2,659  $  (1,523,040)
                                                          ---------  -------  -----------  -----------  --------------


                                                              Other
                                                          Comprehensive
                                                          Income (Loss)    Total
                                                          -------------  ---------

Balance, September 30, 1998                               $    117,080   $243,974

Common stock issuances as follows:
  - for cash at an average of $0.07 per share                        -     41,000
  - for prepaid expenses at $0.33 per share                          -     16,500
  - for consulting services at an average of
    0.20 per share                                                  -    167,152
  - for mineral property at $0.13 per share                          -     89,630
  - for officers' compensation at an average of
    0.24 per share                                                  -     73,526
  - for debt,  investment and expenses at $0.30 per share            -      2,763
  - for directors' compensation at an average of
    0.25 per share                                                  -      4,125
  - for rent at $0.25 per share                                      -        250
  - for equipment at $0.30 per share                                 -    180,000

Net loss for the year ended  September 30, 1999                      -   (716,759)

Other comprehensive loss                                       (79,179)   (79,179)
                                                          -------------  ---------

Balance, September 30, 1999                               $     37,901   $ 22,982
                                                          -------------  ---------

    The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------------------------------------------------------------------------------

                                                       Common Stock
                                                   -------------------    Additional     Stock                          Other
                                                     Number                Paid-in    Options and     Accumulated   Comprehensive
                                                    of Shares   Amount     Capital      Warrants        Deficit      Income (Loss)
                                                   -----------  -------  -----------  ------------  --------------  -------------
Balance, September 30, 1999                         5,345,511   $53,454  $ 1,452,007  $     2,659   $  (1,523,040)  $     37,901

Common stock and option issuances as follows:
  - for employee, officer and director
    compensation at an average of
    0.61 per share                                    231,361     2,314      140,446       15,820               -              -
  - for officers' and directors' compensation
    at an average of $1.19 per share                   11,500       115       13,615            -               -              -
  - for services at an average of $0.47 per share     530,177     5,302      246,333            -               -              -
  - for mineral property at $0.89 per share         1,000,000     1,000       88,000            -               -              -
  - for investments at $0.33 per share                200,000     2,000       64,000            -               -              -
  - for cash at $0.08 per share                       456,247     4,562       28,969            -               -              -
  - for cash, options and warrants                    100,000    10,000        2,414       87,586               -              -
  - for incentive fees at $0.33 per share              65,285       653       20,891            -               -              -
  - for deferred mineral property acquisition
    costs at $0.13 per share                          129,938     1,299       14,943            -               -              -
  - for modification of stockholder agreement
    at $0.60 per share                                200,000     2,000      118,000       30,000               -              -
  - for modification of stockholder agreement               -         -        4,262       10,379               -              -
  -from exercise of options at $0.12 per share      9,962,762    99,628    1,103,016      (37,524)              -              -

Cash received for the issuance of common stock
warrants for 7,979,761 shares of stock                      -         -            -       10,000               -              -

Miscellaneous common stock adjustments                     (5)        -            -            -               -              -

Net loss for the year ended  September 30, 2000             -         -            -            -      (2,186,541)             -

Other comprehensive income (loss)                           -         -            -            -               -        (38,314)

                                                   -----------  --------  -----------  ------------  --------------  -------------
Balance, September 30, 2000                        18,232,776   $182,327  $ 3,296,897  $   118,920   $  (3,709,581)  $       (413)
                                                   -----------  --------  -----------  ------------  --------------  -------------


                                                      Total
                                                   -----------
Balance, September 30, 1999                        $   22,982

Common stock and option issuances as follows:
  - for employee, officer and director
    compensation at an average of
    0.61 per share                                    158,580
  - for officers' and directors' compensation
    at an average of $1.19 per share                   13,730
  - for services at an average of $0.47 per share     251,635
  - for mineral property at $0.89 per share            89,000
  - for investments at $0.33 per share                 66,000
  - for cash at $0.08 per share                        33,531
  - for cash, options and warrants                    100,000
  - for incentive fees at $0.33 per share              21,544
  - for deferred mineral property acquisition
    costs at $0.13 per share                           16,242
  - for modification of stockholder agreement
    at $0.60 per share                                150,000
  - for modification of stockholder agreement          14,641
  -from exercise of options at $0.12 per share      1,165,120

Cash received for the issuance of common stock
warrants for 7,979,761 shares of stock                 10,000

Miscellaneous common stock adjustments                      -

Net loss for the year ended  September 30, 2000    (2,186,541)

Other comprehensive income (loss)                     (38,314)

                                                   -----------
Balance, September 30, 2000                        $ (111,850)
                                                   -----------

    The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
-------------------------------------------------------------------------------------------------------------------

                                                                      Common Stock
                                                                  -------------------   Additional       Stock
                                                                    Number                Paid-in     Options and
                                                                  of Shares    Amount     Capital       Warrants
                                                                  ----------  --------  ------------  -------------
Balance, September 30, 2000                                       18,232,776  $182,327  $  3,296,897  $    118,920

Common stock and option issuances as follows:
  - for cash of $1.00 per share                                      192,000     1,920       190,080             -
  - for cash and consulting services from
    options for $0.39 per share                                       33,333       333        12,737        (3,070)
  - for services at an average of $0.92 per share                     13,700       137        12,463             -
  - for officer and employee compensation at
    $1.13 per share                                                    5,200        52         5,828             -
  - for payment of accrued officer's compensation
    at $1.35 per share                                                10,000       100        13,400             -
  - for consulting services at an ave of $0.77 per share              45,461       455        34,247             -
  - for directors' compensation at $0.85 per share                    75,000       750        63,000             -
  - for modification of contract at $0.78 per share                    3,000        30         2,310             -
  - for interest payment on contract
    at an average of $0.80 per share                                  10,000       100         7,900             -
  - for mineral property expenses at $0.85 per share                   1,000        10           840             -
  - for debt at $1.00 per share                                      134,500     1,345       133,155             -

Options issued to officers, directors and employees for services           -         -             -       354,000

Warrants issued as follows:
  - for consulting services                                                -         -             -       170,521
  - for loan agreements                                                    -         -             -       141,547
  - for extension of exercise period
    on outstanding warrants                                                -         -             -       608,058

Net loss for the year ended September 30, 2001                             -         -             -             -

Other comprehensive income                                                 -         -             -             -
                                                                  ----------  --------  ------------  -------------
Balance, September 30, 2001                                       18,755,970  $187,559  $  3,772,856  $  1,389,976
                                                                  ----------  --------  ------------  -------------

                                                                                      Other
                                                                   Accumulated    Comprehensive
                                                                     Deficit      Income (Loss)     Total
                                                                  --------------  -------------  ------------
Balance, September 30, 2000                                       $  (3,709,581)  $       (413)  $  (111,850)

Common stock and option issuances as follows:
  - for cash of $1.00 per share                                               -              -       192,000
  - for cash and consulting services from
    options for $0.39 per share                                               -              -        10,000
  - for services at an average of $0.92 per share                             -              -        12,600
  - for officer and employee compensation at
    $1.13 per share                                                           -              -         5,880
  - for payment of accrued officer's compensation
    at $1.35 per share                                                        -              -        13,500
  - for consulting services at an ave of $0.77 per share                      -              -        34,702
  - for directors' compensation at $0.85 per share                            -              -        63,750
  - for modification of contract at $0.78 per share                           -              -         2,340
  - for interest payment on contract
    at an average of $0.80 per share                                          -              -         8,000
  - for mineral property expenses at $0.85 per share                          -              -           850
  - for debt at $1.00 per share                                               -              -       134,500

Options issued to officers, directors and employees for services              -              -       354,000

Warrants issued as follows:
  - for consulting services                                                   -              -       170,521
  - for loan agreements                                                       -              -       141,547
  - for extension of exercise period
    on outstanding warrants                                                   -              -       608,058

Net loss for the year ended September 30, 2001                       (3,437,354)             -    (3,437,354)

Other comprehensive income                                                    -            413           413
                                                                  --------------  -------------  ------------
Balance, September 30, 2001                                       $  (7,146,935)             -   $(1,796,543)
                                                                  --------------  -------------  ------------

    The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
-------------------------------------------------------------------------------------------------------------------

                                                                      Common Stock
                                                                  --------------------   Additional      Stock
                                                                    Number                Paid-in     Options and
                                                                  of Shares    Amount     Capital       Warrants
                                                                  ----------  --------  ------------  -------------

Balance, September 30, 2001                                       18,755,970  $187,559  $  3,772,856  $  1,389,976

Common stock issuances as follows:
  - for cash at $0.10 per share                                    2,500,000    25,000       225,000             -
  - for a note payable at $1.00 per share                             25,000       250        24,750             -
  - for consulting fees payable at $0.55 per share                    12,536       126         6,769             -
  - for mineral properties at $0.70 per share                      1,100,000    11,000       759,000             -
  - for services at an average of $0.49 per share                    112,500     1,125        53,625             -
  - for financing expense at an average of $0.44 per share            82,429       824        35,369             -

Options issued to officers, directors and employees for services           -         -             -        29,528

Warrants issued as follows:
  - for loan agreements                                                    -         -             -        55,352

Expiration of stock options and warrants                                   -         -        91,814       (91,814)

Interest expense forgiven by shareholders                                  -         -        42,950             -

Net loss for the year ended September 30, 2002                             -         -             -             -
                                                                  ----------  --------  ------------  -------------
Balance, September 30, 2002                                       22,588,435   225,884     5,012,133     1,383,042

Common stock issuances as follows:
  - miscellaneous common stock adjustment                             29,555       296             -             -
  - for cash at $0.10 per share                                    5,500,000    55,000       495,000             -
  - for consulting services at an average of $0.15 per share       1,763,779    17,638       243,362             -
  - for loans payable at an average of $0.10 per share               369,160     3,692        33,225             -
  - for prior period services at an average of $.13 per share        245,000     2,450        30,550             -
  - for investments at $0.21 per share                               450,000     4,500        88,668             -
  - to officers and directors for services at $.10 per share       1,423,156    14,231       129,025             -
  - penalty shares at $.26 per share                                 860,000     8,600       215,000             -

Change in market value of investments                                      -         -             -             -

Net loss for the year ended September 30, 2003                             -         -             -             -
                                                                  ----------  --------  ------------  -------------
Balance, September 30, 2003                                       33,229,085  $332,291  $  6,246,963  $  1,383,042
                                                                  ----------  --------  ------------  -------------

                                                                                      Other
                                                                   Accumulated    Comprehensive
                                                                     Deficit      Income (Loss)     Total
                                                                  --------------  -------------  ------------

Balance, September 30, 2001                                       $  (7,146,935)              -  $(1,796,543)

Common stock issuances as follows:
  - for cash at $0.10 per share                                               -               -      250,000
  - for a note payable at $1.00 per share                                     -               -       25,000
  - for consulting fees payable at $0.55 per share                            -               -        6,895
  - for mineral properties at $0.70 per share                                 -               -      770,000
  - for services at an average of $0.49 per share                             -               -       54,750
  - for financing expense at an average of $0.44 per share                    -               -       36,193

Options issued to officers, directors and employees for services              -               -       29,528

Warrants issued as follows:                                                                                -
  - for loan agreements                                                       -               -       55,352

Expiration of stock options and warrants                                      -               -            -

Interest expense forgiven by shareholders                                     -               -       42,950

Net loss for the year ended September 30, 2002                       (1,168,171)              -   (1,168,171)
                                                                  --------------  -------------  ------------
Balance, September 30, 2002                                          (8,315,106)              -   (1,694,046)

Common stock issuances as follows:
  - miscellaneous common stock adjustment                                     -               -          296
  - for cash at $0.10 per share                                               -               -      550,000
  - for consulting services at an average of $0.15 per share                  -               -      261,000
  - for loans payable at an average of $0.10 per share                        -               -       36,917
  - for prior period services at an average of $.13 per share                 -               -       33,000
  - for investments at $0.21 per share                                        -               -       93,168
  - to officers and directors for services at $.10 per share                  -               -      143,256
  - penalty shares at $.26 per share                                          -               -      223,600

Change in market value of investments                                         -           1,800        1,800

Net loss for the year ended September 30, 2003                         (966,958)              -     (966,958)
                                                                  --------------  -------------  ------------
Balance, September 30, 2003                                       $  (9,282,064)  $       1,800  $(1,317,968)
                                                                  --------------  -------------  ------------

    The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
---------------------------------------------------------------------------------------------------------------------------

                                                              Common Stock
                                                          -------------------    Additional      Stock
                                                            Number                Paid-in     Options and     Accumulated
                                                           of Shares    Amount    Capital       Warrants        Deficit
                                                          ----------  --------  ------------  -------------  --------------


Balance, September 30, 2003                               33,229,085   332,291     6,246,963     1,383,042      (9,282,064)

Change in market value of investments                              -         -             -             -               -

Expiration of stock options and warrants                           -         -         9,035        (9,035)              -

Net loss for the period ended March 31, 2004 (unaudited)           -         -             -             -         (33,030)
                                                          ----------  --------  ------------  -------------  --------------

Balance, March 31, 2004 (unaudited)                       33,229,085  $332,291  $  6,255,998  $  1,374,007   $  (9,315,094)
                                                          ==========  ========  ============  =============  ==============

                                                              Other
                                                          Comprehensive
                                                          Income (Loss)     Total
                                                          -------------  ------------


Balance, September 30, 2003                                      1,800    (1,317,968)

Change in market value of investments                          (33,030)      (33,030)

Expiration of stock options and warrants                             -             -

Net loss for the period ended March 31, 2004 (unaudited)             -       (33,030)
                                                          -------------  ------------

Balance, March 31, 2004 (unaudited)                       $    (31,230)  $(1,384,028)
                                                          =============  ============



    The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------

                                                                                     Period from
                                                                                   October 1, 1996
                                                                                    (Inception of
                                                          Six Months   Six Months  Exploration Stage)
                                                            Ended        Ended            to
                                                           March 31,    March 31,    December 31,
                                                             2004         2003           2003
                                                          (unaudited)  (unaudited)   (unaudited)
                                                          -----------  -----------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   (33,030)    (255,861)    (8,756,590)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation                                               1,379        5,396         50,355
    Loss on investment sales                                       -      (29,167)        28,236
    Gain on sale of internal securities                     (210,194)           -       (210,194)
    Loss on disposition and impairment of assets                   -            -        185,891
    Loss (Gain) on exchange of property and equipment              -            -         (8,372)
    Gain on forgiveness of debt and interest                       -     (122,354)       (52,849)
    Common stock issued for services
    and expenses                                                   -      149,145      3,090,321
    Stock options and warrants issued for expenses                 -            -        992,778
  Changes in assets and liabilities:
    Inventory                                                      -            -          3,804
    Accounts payable                                          36,632     (224,603)       276,412
    Accounts payable - checks in excess of bank balance       (3,297)           -              7
    Accrued wages                                             75,100      (75,042)           915
    Interest payable                                         (50,546)      41,201         55,983
                                                          -----------  -----------  -------------
  Net cash used by operating activities                     (183,956)    (511,285)    (4,343,303)
                                                          -----------  -----------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                -            -         35,125
    Proceeds from sale of mineral property                         -            -         20,000
    Purchase of furniture and equipment                            -            -        (41,695)
    Proceeds from investments sold                                 -            -        143,515
                                                          -----------  -----------  -------------
  Net cash provided by investing activities                        -            -        156,945
                                                          -----------  -----------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable and short-term                 (65,000)      (2,054)       (77,056)
     borrowings
    Proceeds from internal securities sale                   210,194            -        210,194
    Sale of warrants for common stock                              -            -         10,000
    Proceeds from short-term borrowings                       40,000            -      1,461,657
    Sale of common stock, subscriptions
    and exercise of options                                        -      550,000      2,358,151
    Issuance of penalty shares                                     -            -        223,600
                                                          -----------  -----------  -------------
  Net cash provided by financing activities                  185,194      547,946      4,186,546
                                                          -----------  -----------  -------------

NET INCREASE IN CASH                                           1,238       36,661            189

CASH, BEGINNING OF PERIOD                                      2,558        2,281          3,607
                                                          -----------  -----------  -------------

CASH, END OF PERIOD                                            3,796       38,942          3,796
                                                          ===========  ===========  =============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                               95,194          602          3,835
  Income taxes paid                                                -            -              -

NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Common stock and warrants issued to acquire
  mineral properties and equipment                                 -            -      1,369,873
  Common stock and options issued for services                     -      149,145      2,667,039
   and expenses
  Stock options  and warrants issued for expenses                  -            -        992,778
  Deferred acquisition costs on mining property                    -            -         46,242
  Purchase of equipment with financing agreement                   -            -         21,814
  Investments received for mineral property                        -            -          5,500
  Investments traded for services                                  -            -         45,939
  Equipment for loans payable                                      -            -          4,500

    The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2004


--------------------------------------------------------------------------------
NOTE 1 - BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations for the six-month period ended March 31, 2004 are not necessarily representative of operating results to be expected for the entire fiscal year.

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

Going Concern
-------------
As shown in the accompanying financial statements, the Company has limited cash, has negative working capital, has no revenues, and has an accumulated deficit of $9,315,094. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company is actively seeking additional capital. Management's plans for the next 12 months include, in addition to its annual land payments and general and administrative expenses, exploration activity on the Lake Owen and Peter Lake properties totaling approximately $125,000. Management believes it can sell additional stock or debt to enable the Company to continue to fund

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2004


--------------------------------------------------------------------------------
its operations for the next 12 months. However, management is unable to provide assurances that it will be successful in obtaining sufficient sources of capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification
----------------
Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications have not resulted in any changes to the Company's accumulated deficit or net losses presented.


NOTE 3 - RELATED PARTY TRANSACTIONS

Notes  Payable  -  Related  Parties
-----------------------------------
The following summarizes activity of loan amounts due to related parties (all of which are unsecured) since September 30, 2003:


     Notes Payable as of September 30, 2002                  $ 1,097,857
     Additions                                                    40,000
     Repayments                                                  (65,000)
                                                             ------------
     Notes Payable as of March 31, 2004                      $ 1,072,857
                                                             ============


On February 12, 2004, the Company and Electrum and LCM Holdings (hereinafter "the Kaplan Parties or "the Lenders") reached an agreement to adjust both the conversion terms on approximately $900,000 worth of debt outstanding to them and the exercise prices of related warrants. Per the terms of the agreement, the Lenders can convert each $1.25 of loans into a unit consisting of one share of common stock and one warrant. The warrant is exercisable for a period of five years from the date of conversion and is exercisable at a price of $1.50. Additionally, terms of existing outstanding warrants were modified which generally increased the exercise price and shortened the related expiration dates. These modifications had no impact on net income for the period.

Furthermore, also on February 12, 2004 the Company reached an agreement with the Lenders concerning certain prior separate stock transactions which had benefited certain controlling shareholders. In compliance with the Securities and Exchange Rule 16b, the shareholders remitted the gain of $210,194 to the Company. This gain is reflected in the income statement as internal gain of sale of securities.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2004


--------------------------------------------------------------------------------
NOTE 4 - INVESTMENTS

The Company's securities investments are classified as trading securities and are recorded at fair value as of the balance sheet date, with the change in fair value during the period included in earnings.

The  Company's  investments  are  summarized  as  follows:

                                         March 31,   September 30,
                                           2004          2003
                                        -----------  ---------------
      Fair  value:
        Western Goldfields, Inc.        $   24,270     $     57,300
      Gross unrealized loss / (gain)        31,230           (1,800)
                                        -----------  ---------------
      Cost                              $   55,500     $     55,500
                                        ===========  ===============

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Consulting Agreement
--------------------

On November 17, 2003, the Company entered into a 12-month business consulting agreement with LYONS CAPITAL, LLC (hereinafter "Lyons"). Under this term of the agreement, the Company is required to issue 40,000 shares of restricted common stock for each month of service plus pay Lyons a cash finder's fee equaling 10% of sums received from investors whom Lyons introduces to the Company. As of March 31, 2004, the Company has accrued approximately $18,000 for services under this agreement. These services are expected to be paid through the issuance of common stock at a later date. The Company and Lyons are currently in negotiations regarding the continuation of this agreement.

NOTE 6 - SUBSEQUENT EVENTS

In May 2004, the Company raised $300,000 through a private placement of the Company's restricted common stock at $0.20 per share.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

Our operating losses for the three-month period ended March 31, 2004, were $108,166. However, due to a one-time gain as a result of a legal settlement, the Company recorded a profit of $76,282. Overall, our Company continues to incur losses. Our accumulated deficit since inception of the current exploration stage is $8,756,590. Our total loss since inception of the company is $9,315,094. Our third quarter operating loss is due primarily to legal and professional fees of $54,836 and officer and director compensation of $38,100.

Our operating cash at the end of the quarter totaled $3,796. We also own equity securities which are of limited liquidity and which we have been selling from time-to-time in order to raise additional operating capital. At March 31, 2004, the market value of such securities was $24,270. We intend to sell the balance of these securities over the next three months to assist with funding the operations of the Company.

The Company needs approximately $30,000 per month to cover its general and administrative expenses, accounting and legal fees, as well as payments made to creditors pursuant to payment arrangement plans. Our long record of losses and inability to obtain substantial financing for the Company raises a question of whether the Company will continue as an ongoing business.

We intend to seek additional financing from the public or private debt or equity markets to continue our business activities. Under our Delaware certificate of incorporation, we have 100,000,000 authorized shares of common stock and are authorized to issue 20,000,000 shares of preferred stock. We currently have no preferred shares issued and outstanding.

Although we intend to continue to seek additional financing through sales of common stock or other means, there can be no assurance that our efforts to obtain additional financing will be Successful, or that additional financing will be available on terms acceptable to the Company.

Without additional substantial financing the Company will not be able to execute its business plan of exploring for platinum and palladium deposits on its mineral properties. Further, without additional substantial financing, the Company will be unable to continue to make the required minimum payments and perform the minimum work requirements on the mineral properties it now controls. If the Company loses control of its existing properties due to non-payment or non- performance, it would likely cease to do business.


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


We had 33,229,085 shares of common stock issued and outstanding as of March 31, 2004.

Common Stock
------------
None  issued  during  the  reporting  period


Options
-------

None  issued  during  the  reporting  period.

Warrants
--------

None issued during the reporting period. Pursuant to an agreement with a major shareholder, terms of existing outstanding warrants were modified which generally increased the exercise price and shortened the related expiration dates. These modifications had no impact on net income for the period.


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

TREND MINING COMPANY


Dated:  May 19, 2004
By:  /s/  Kurt J. Hoffman
---------------------------
Kurt J. Hoffman
President and Chief Executive Officer
(Principal Executive Officer)


Dated:  May 19, 2004
By:  /s/  John P. Ryan
-------------------------
John P. Ryan
Chief Financial Officer