Form 10QSB
period 2004-06-30
TREND MINING CO
filed 2004-08-20
CIK 1115954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                   FORM 10QSB

                     UNDER SECTION 12(b) OR SECTION 12(g) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 2004

                              TREND MINING COMPANY
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

              DELAWARE                                     81-0304651
   (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


                              301 Central Ave. #384
                              Hilton Head, SC 29926

                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                    ISSUER'S TELEPHONE NUMBER: (843) 842-4048


           SECURITIES TO BE REGISTERED UNDER SECTION 12(b) OF THE ACT:

                                      NONE
                                (TITLE OF CLASS)

           SECURITIES TO BE REGISTERED UNDER SECTION 12(g) OF THE ACT:

                             COMMON PAR VALUE $0.01
                                (TITLE OF CLASS)

--------------------------------------------------------------------------------
INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES [X]    NO [ ]

THE NUMBER OF SHARES OUTSTANDING AT JUNE 30, 2004: 35,321,585 SHARES

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2004

                              TREND MINING COMPANY



FINANCIAL STATEMENTS

         Balance Sheets                                                       1

         Statements of Operations                                             2

         Statement of Stockholders' Equity (Deficit)                          3

         Statements of Cash Flows                                             9


NOTES TO THE FINANCIAL STATEMENTS                                            10

MANAGEMENT DISCUSSION AND ANALYSIS                                           13

ITEM 1.      FINANCIAL STATEMENTS AND NOTES


TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

                                                                               June 30,
                                                                                 2004         September 30,
                                                                              (unaudited)         2003
                                                                              -----------      -----------
ASSETS

CURRENT ASSETS
      Cash                                                                    $   202,724      $     2,558
      Marketable securities                                                            --
                                                                              -----------      -----------
           TOTAL CURRENT ASSETS                                                   202,724            2,558
                                                                              -----------      -----------

MINERAL PROPERTIES                                                                     --               --
                                                                              -----------      -----------

PROPERTY AND EQUIPMENT, net of depreciation                                         3,103            5,172
                                                                              -----------      -----------
OTHER ASSETS
      Investments                                                                  25,000           57,300
                                                                              -----------      -----------

TOTAL ASSETS                                                                  $   230,827      $    65,030
                                                                              ===========      ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable                                                        $   295,367      $   146,419
      Accounts payable- checks in excess of bank balance                               --            3,297
      Accrued expenses                                                             77,700               --
      Interest payable                                                            107,453          135,425
      Loans payable to stockholders                                             1,032,857        1,097,857
                                                                              -----------      -----------
           TOTAL CURRENT LIABILITIES                                            1,513,377        1,382,998
                                                                              -----------      -----------

COMMITMENTS AND CONTINGENCIES                                                          --               --
                                                                              -----------      -----------
STOCKHOLDERS' DEFICIT
      Preferred stock,  $0.01 par value, 20,000,000 shares
           authorized; 0 and 1 share issued and outstanding, respectively              --               --
      Common stock,  $0.01 par value, 100,000,000
           shares authorized; 35,321,585 and 33,229,085 shares
           issued and outstanding, respectively                                   353,216          332,291
      Additional paid-in capital                                                6,677,498        6,246,963
      Stock options and warrants                                                1,374,007        1,383,042
      Pre-exploration stage accumulated deficit                                  (558,504)        (558,504)
      Accumulated deficit during exploration stage                             (9,128,767)      (8,723,560)
      Other comprehesive income                                                        --            1,800
                                                                              -----------      -----------
           TOTAL STOCKHOLDERS' DEFICIT                                         (1,282,550)      (1,317,968)
                                                                              -----------      -----------
TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIT                                                   $   230,827      $    65,030
                                                                              ===========      ===========


    The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

                                                                                                                    Period from
                                                                                                                  October 1, 1996
                                                                                                                   (Inception of
                                                 Three Months     Three Months     Nine Months      Nine Months   Exploration Stage)
                                                    Ended            Ended           Ended             Ended             to
                                                  June 30,          June 30,        June 30,          June 30,        June 30,
                                                    2004             2003             2004             2003             2004
                                                 (unaudited)      (unaudited)      (unaudited)      (unaudited)     (unaudited)
                                                 ------------     ------------     ------------     ------------   ----------------
REVENUES                                         $         --     $         --     $         --     $         --     $         --
                                                 ------------     ------------     ------------     ------------     ------------
EXPENSES
     Exploration expense                                   --               --               --           58,979        2,909,066
     General and administrative                       107,433           73,267          152,155          303,413        2,416,144
     Officers and directors compensation               44,600           11,607          119,700           48,515        1,505,096
     Legal and professional                           156,380            5,954          234,012           40,706        1,371,790
     Depreciation                                         690            2,628            2,069            8,024           51,045
                                                 ------------     ------------     ------------     ------------     ------------
          Total Expenses                              309,103           93,456          507,936          459,637        8,253,141
                                                 ------------     ------------     ------------     ------------     ------------

OPERATING LOSS                                        (309103)         (93,456)        (507,936)        (459,637)      (8,253,141)
                                                 ------------     ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE)
     Dividend and interest income                          --               --               --               --            6,398
     Gain (loss) on disposition and impairment
       of assets                                           --               --               --               --         (177,519)
     Gain (loss) on investments                       (40,500)           3,666          (40,383)          32,833          (63,463)
     Financing expense                                     --               --               --               --       (1,135,113)
     Interest expense                                 (22,573)         (21,483)         (67,221)         (62,684)        (291,035)
     Miscellaneous income (expense)                        --               --          210,333               --          220,678
     Forgiveness of debt                                   --               --               --          122,354          564,428
                                                 ------------     ------------     ------------     ------------     ------------
          Total Other Income (Expense)                (63,073)         (17,817)         102,729           92,503         (875,626)
                                                 ------------     ------------     ------------     ------------     ------------

LOSS BEFORE INCOME TAXES                             (372,176)        (111,273)        (405,207)        (367,134)      (9,128,767)
                                                 ------------     ------------     ------------     ------------     ------------

INCOME TAXES                                               --               --               --               --               --
                                                 ------------     ------------     ------------     ------------     ------------
NET LOSS                                             (372,176)        (111,273)        (405,207)        (367,134)      (9,128,767)
                                                 ------------     ------------     ------------     ------------     ------------
OTHER COMPREHENSIVE INCOME (LOSS)
     Change in market value of investments            (33,030)              --           (1,800)              --               --
                                                 ------------     ------------     ------------     ------------     ------------

NET COMPREHENSIVE INCOME (LOSS)                  $   (405,206)    $   (111,273)    $   (407,007)    $   (367,134)      (9,128,767)
                                                 ============     ============     ============     ============     ============

BASIC AND DILUTED NET LOSS PER SHARE             $      (0.01)    $        nil     $      (0.01)    $      (0.01)
                                                 ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING BASIC AND DILUTED          34,556,585       30,147,207       33,671,585       27,535,365
                                                 ============     ============     ============     ============

    The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                    Common Stock                                              Other
                                               ---------------------   Additional   Stock                 Comprehensive
                                                 Number                 Paid-in  Options and  Accumulated    Income
                                               of Shares     Amount     Capital   Warrants      Deficit      (Loss)        Total
                                               ----------  --------- ----------- -----------  ------------  ---------  ------------
Balance, October 1, 1996                        1,754,$42  $  17,542 $   663,218 $        --      (5$8,504) $      --       122,256

Common stock issuances as follows:
  - for cash at $0.50 per share                   200,000      2,000      98,000          --            --         --       100,000
  - for payment of liabilities and expenses
     at $0.50 per share                            45,511        455      22,301          --            --         --        22,756

Net loss for the year ended September 30, 1997         --         --          --          --      (128,614)        --      (128,614)
                                               ----------  --------- ----------- -----------  ------------  ---------  ------------

Balance, September 30, 1997                     1,999,753     19,997     783,519          --      (687,118)        --       116,398

Issuance of common stock as follows:
  - for mineral property at $0.50 per share       150,000      1,500      73,500          --            --         --        75,000
  - for lease termination at $0.50 per share       12,000        120       5,880          --            --         --         6,000
  - for debt at $0.50 per share                    80,000        800      39,200          --            --         --        40,000
  - for cash at $0.20 per share                     7,500         75       1,425          --            --         --         1,500
  - for compensation at $0.50 per share             9,000         90       4,410          --            --         --         4,500

Issuance of stock options for financing
  activities                                           --         --          --       2,659            --         --         2,659

Net loss for the year ended September 30, 1998         --         --          --          --      (119,163)        --      (119,163)

Change in market value of investments                  --         --          --          --            --    117,080       117,080
                                               ----------  --------- ----------- -----------  ------------  ---------  ------------

Balance, September 30, 1998                     2,258,253  $  22,582 $   907,934 $     2,659  $   (806,281) $ 117,080  $    243,974
                                               ----------  --------- ----------- -----------  ------------  ---------  ------------

    The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                    Common Stock                                              Other
                                               ---------------------   Additional   Stock                 Comprehensive
                                                 Number                 Paid-in  Options and  Accumulated    Income
                                               of Shares     Amount     Capital   Warrants      Deficit      (Loss)        Total
                                               ----------  --------- ----------- -----------  ------------  ---------  ------------
Balance, September 30, 1998                     2,258,253  $  22,582 $   907,934 $     2,659  $   (806,281) $ 117,080  $    243,974

Common stock issuances as follows:
  - for cash at an average of $0.07 per share     555,000      5,550      35,450          --            --         --        41,000
  - for prepaid expenses at $0.33 per share        50,000        500      16,000          --            --         --        16,500
  - for consulting services at an average of
    $0.20 per share                               839,122      8,391     158,761          --            --         --       167,152
  - for mineral property at $0.13 per share       715,996      7,160      82,470          --            --         --        89,630
  - for officers' compensation at an average of
    $0.24 per share                               300,430      3,004      70,522          --            --         --        73,526
  - for debt,  investment and expenses at $0.30
    per share                                       9,210         92       2,671          --            --         --         2,763
  - for directors' compensation at an average
    of $0.25 per share                             16,500        165       3,960          --            --         --         4,125
  - for rent at $0.25 per share                     1,000         10         240          --            --         --           250
  - for equipment at $0.30 per share              600,000      6,000     174,000          --            --         --       180,000

Net loss for the year ended  September 30, 1999        --         --          --          --      (716,759)        --      (716,759)

Other comprehensive loss                               --         --          --          --            --    (79,179)      (79,179)
                                               ----------  --------- ----------- -----------  ------------  ---------  ------------

Balance, September 30, 1999                     5,345,511  $  53,454 $ 1,452,007 $     2,659  $ (1,523,040) $  37,901  $     22,982
                                               ----------  --------- ----------- -----------  ------------  ---------  ------------

    The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                    Common Stock                                              Other
                                               ---------------------   Additional   Stock                 Comprehensive
                                                 Number                 Paid-in  Options and  Accumulated    Income
                                               of Shares     Amount     Capital   Warrants      Deficit      (Loss)        Total
                                               ----------  --------- ----------- -----------  ------------  ---------  ------------

Balance, September 30, 1999                     5,345,511  $  53,454 $ 1,452,007 $     2,659  $ (1,523,040) $  37,901  $     22,982

Common stock and option issuances as follows:
  - for employee, officer and director
    compensation at an average of
    $0.61 per share                               231,361      2,314     140,446      15,820            --         --       158,580
  - for officers' and directors' compensation
    at an average of $1.19 per share               11,500        115      13,615          --            --         --        13,730
  - for services at an average of $0.47 per share 530,177      5,302     246,333          --            --         --       251,635
  - for mineral property at $0.89 per share     1,000,000      1,000      88,000          --            --         --        89,000
  - for investments at $0.33 per share            200,000      2,000      64,000          --            --         --        66,000
  - for cash at $0.08 per share                   456,247      4,562      28,969          --            --         --        33,531
  - for cash, options and warrants                100,000     10,000       2,414      87,586            --         --       100,000
  - for incentive fees at $0.33 per share          65,285        653      20,891          --            --         --        21,544
  - for deferred mineral property acquisition
    costs at $0.13 per share                      129,938      1,299      14,943          --            --         --        16,242
  - for modification of stockholder agreement
    at $0.60 per share                            200,000      2,000     118,000      30,000            --         --       150,000
  - for modification of stockholder agreement          --         --       4,262      10,379            --         --        14,641
  -from exercise of options at $0.12 per share  9,962,762     99,628   1,103,016     (37,524)           --         --     1,165,120

Cash received for the issuance of common stock
     warrants for 7,979,761 shares of stock            --         --          --      10,000            --         --        10,000

Miscellaneous common stock adjustments                 (5)        --          --          --            --         --            --

Net loss for the year ended  September 30, 2000        --         --          --          --    (2,186,541)        --    (2,186,541)

Other comprehensive income (loss)                      --         --          --          --            --    (38,314)      (38,314)

                                               ----------  --------- ----------- -----------  ------------  ---------  ------------
Balance, September 30, 2000                    18,232,776  $ 182,327 $ 3,296,897 $   118,920  $ (3,709,581) $    (413) $   (111,850)
                                               ----------  --------- ----------- -----------  ------------  ---------  ------------

    The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

                                                    Common Stock                                              Other
                                               ---------------------   Additional   Stock                 Comprehensive
                                                 Number                 Paid-in  Options and  Accumulated    Income
                                               of Shares     Amount     Capital   Warrants      Deficit      (Loss)        Total
                                               ----------  --------- ----------- -----------  ------------  ---------  ------------

Balance, September 30, 2000                    18,232,776  $ 182,327 $ 3,296,897 $   118,920  $ (3,709,581) $    (413) $   (111,850)

Common stock and option issuances as follows:
  - for cash of $1.00 per share                   192,000      1,920     190,080          --            --         --       192,000
  - for cash and consulting services from
    options for $0.39 per share                    33,333        333      12,737      (3,070)           --         --        10,000
  - for services at an average of $0.92 per share  13,700        137      12,463          --            --         --        12,600
  - for officer and employee compensation at
    $1.13 per share                                 5,200         52       5,828          --            --         --         5,880
  - for payment of accrued officer's
    compensation at $1.35 per share                10,000        100      13,400          --            --         --        13,500
  - for consulting services at an ave of $0.77
    per share                                      45,461        455      34,247          --            --         --        34,702
  - for directors' compensation at $0.85 per
    share                                          75,000        750      63,000          --            --         --        63,750
  - for modification of contract at $0.78 per
    share                                           3,000         30       2,310          --            --         --         2,340
  - for interest payment on contract
    at an average of $0.80 per share               10,000        100       7,900          --            --         --         8,000
  - for mineral property expenses at $0.85 per
    share                                           1,000         10         840          --            --         --           850
  - for debt at $1.00 per share                   134,500      1,345     133,155          --            --         --       134,500

Options issued to officers, directors and
  employees for services                               --         --          --     354,000            --         --       354,000

Warrants issued as follows:
  - for consulting services                            --         --          --     170,521            --         --       170,521
  - for loan agreements                                --         --          --     141,547            --         --       141,547
  - for extension of exercise period
    on outstanding warrants                            --         --          --     608,058            --         --       608,058

Net loss for the year ended September 30, 2001         --         --          --          --    (3,437,354)        --    (3,437,354)

Other comprehensive income                             --         --          --          --            --        413           413
                                               ----------  --------- ----------- -----------  ------------  ---------  ------------
Balance, September 30, 2001                    18,755,970  $ 187,559 $ 3,772,856 $ 1,389,976  $ (7,146,935) $      --  $ (1,796,543)
                                               ----------  --------- ----------- -----------  ------------  ---------  ------------

    The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

                                                    Common Stock                                              Other
                                               ---------------------   Additional   Stock                 Comprehensive
                                                 Number                 Paid-in  Options and  Accumulated    Income
                                               of Shares     Amount     Capital   Warrants      Deficit      (Loss)        Total
                                               ----------  --------- ----------- -----------  ------------  ---------  ------------
Balance, September 30, 2001                    18,755,970  $ 187,559 $ 3,772,856 $ 1,389,976  $ (7,146,935) $      --  $ (1,796,543)

Common stock issuances as follows:
  - for cash at $0.10 per share                 2,500,000     25,000     225,000          --            --         --       250,000
  - for a note payable at $1.00 per share          25,000        250      24,750          --            --         --        25,000
  - for consulting fees payable at $0.55 per
    share                                          12,536        126       6,769          --            --         --         6,895
  - for mineral properties at $0.70 per share   1,100,000     11,000     759,000          --            --         --       770,000
  - for services at an average of $0.49 per
    share                                         112,500      1,125      53,625          --            --         --        54,750
  - for financing expense at an average of
    $0.44 per share                                82,429        824      35,369          --            --         --        36,193

Options issued to officers, directors and
  employees for services                               --         --          --      29,528            --         --        29,528

Warrants issued as follows:                            --
  - for loan agreements                                --         --          --      55,352            --         --        55,352

Expiration of stock options and warrants               --         --      91,814     (91,814)           --         --            --

Interest expense forgiven by shareholders              --         --      42,950          --            --         --        42,950

Net loss for the year ended September 30, 2002         --         --          --          --    (1,168,171)        --    (1,168,171)
                                               ----------  --------- ----------- -----------  ------------  ---------  ------------
Balance, September 30, 2002                    22,588,435    225,884   5,012,133   1,383,042    (8,315,106)        --    (1,694,046)

Common stock issuances as follows:
  - miscellaneous common stock adjustment          29,555        296          --          --            --         --           296
  - for cash at $0.10 per share                 5,500,000     55,000     495,000          --            --         --       550,000
  - for consulting services at an average of
    $0.15 per share                             1,763,779     17,638     243,362          --            --         --       261,000
  - for loans payable at an average of $0.10
    per share                                     369,160      3,692      33,225          --            --         --        36,917
  - for prior period services at an average
    of $.13 per share                             245,000      2,450      30,550          --            --         --        33,000
  - for investments at $0.21 per share            450,000      4,500      88,668          --            --         --        93,168
  - to officers and directors for services
    at $.10 per share                           1,423,156     14,231     129,025          --            --         --       143,256
  - penalty shares at $.26 per share              860,000      8,600     215,000          --            --         --       223,600

Change in market value of investments                  --         --          --          --            --      1,800         1,800

Net loss for the year ended September 30, 2003         --         --          --          --      (966,958)        --      (966,958)
                                               ----------  --------- ----------- -----------  ------------  ---------  ------------
Balance, September 30, 2003                    33,229,085  $ 332,291 $ 6,246,963 $ 1,383,042  $ (9,282,064) $   1,800  $ (1,317,968)
                                               ----------  --------- ----------- -----------  ------------  ---------  ------------

    The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

                                                    Common Stock                                              Other
                                               ---------------------   Additional   Stock                 Comprehensive
                                                 Number                 Paid-in  Options and  Accumulated    Income
                                               of Shares     Amount     Capital   Warrants      Deficit      (Loss)        Total
                                               ----------  --------- ----------- -----------  ------------  ---------  ------------
Balance, September 30, 2003                    33,229,085  $ 332,291 $ 6,246,963 $ 1,383,042  $ (9,282,064) $   1,800  $ (1,317,968)

Expiration of stock options and warrants               --         --       9,035      (9,035)           --         --            --

Common stock issuances as follows:
  - for cash at $0.20 per share                 1,625,000     16,250     308,750          --            --         --       325,000
  - for consulting @$0.35 per share               162,500      1,625      54,800          --            --         --        56,425
  - to officers and directors for services at
    $0.20 perr share                               60,000        600      11,400          --            --         --        12,000
  - for payment of accrued expenses at $0.20
    per share                                     120,000      1,200      22,800      24,000
  - for investments at $0.20 per share            125,000      1,250      23,750          --            --         --        25,000

Change in market value of investments                  --         --          --          --            --     (1,800)       (1,800)

Net loss for the period ended March 31, 2004
  (unaudited)                                          --         --          --          --      (405,207)        --      (405,207)
                                               ----------  --------- ----------- -----------  ------------  ---------  ------------

Balance, June 30, 2004 (unaudited)             35,321,585  $ 353,216 $ 6,677,498 $ 1,374,007  $ (9,687,271) $      --  $ (1,282,550)
                                               ==========  ========= =========== ===========  ============  =========  ============

    The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                   Period from
                                                                                                 October 1, 1996
                                                                   Nine Months     Nine Months    (Inception of
                                                                      Ended           Ended       Exploration
                                                                    June 30,         June 30,        Stage) to
                                                                      2004             2003       June 30, 2004
                                                                   (unaudited)     (unaudited)     (unaudited)
                                                                   -----------     -----------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $  (405,207)    $  (367,134)    $(9,128,767)
   Adjustments to reconcile net loss to net cash used by
   operating activities:
     Depreciation                                                        2,069           8,024          51,045
     (Gain) Loss on investment sales                                    40,383         (32,833)         68,619
     Gain on sale of internal securities                              (210,194)             --        (210,194)
     Loss on disposition and impairment of assets                           --              --         185,891
     Loss (Gain) on exchange of property and equipment                      --              --          (8,372)
     Gain on forgiveness of debt and interest                               --        (122,354)        (52,849)
     Common stock issued for services
     and expenses                                                       68,425         174,645       3,158,746
     Common stock issued for accrued expenses                           24,000              --          24,000
     Stock options and warrants issued for expenses                         --              --         992,778
   Changes in assets and liabilities:
     Inventory                                                              --              --           3,804
     Accounts payable                                                  149,065        (229,706)        388,845
     Accounts payable - checks in excess of bank balance                (3,297)             --               7
     Accrued wages                                                      77,700         (42,042)          3,515
     Interest payable                                                  (27,972)         61,801          78,557
                                                                   -----------     -----------     -----------
   Net cash used by operating activities                              (285,028)       (549,599)     (4,444,375)
                                                                   -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                        --              --          35,125
     Proceeds from sale of mineral property                                 --              --          20,000
     Purchase of furniture and equipment                                    --              --         (41,695)
     Proceeds from investments sold                                     15,000              --         158,515
                                                                   -----------     -----------     -----------
   Net cash provided by investing activities                            15,000              --         171,945
                                                                   -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable and short-term borrowings              (112,500)         (2,557)       (124,556)
     Proceeds from internal securities sale                            210,194              --         210,194
     Sale of warrants for common stock                                      --              --          10,000
     Proceeds from short-term borrowings                                47,500           3,300       1,469,157
     Sale of common stock, subscriptions
     and exercise of options                                           325,000         550,000       2,683,151
     Issuance of penalty shares                                             --              --         223,600
                                                                   -----------     -----------     -----------
   Net cash provided by financing activities                           470,194         550,743       4,471,546
                                                                   -----------     -----------     -----------

NET INCREASE IN CASH                                                   200,166           1,144         199,117

CASH, BEGINNING OF PERIOD                                                2,558           2,281           3,607
                                                                   -----------     -----------     -----------

CASH, END OF PERIOD                                                $   202,724     $     3,425     $   202,724
                                                                   ===========     ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                   $    95,194     $       883     $     3,835
   Income taxes paid                                               $        --     $        --     $        --

NON-CASH FINANCING AND INVESTING ACTIVITIES:
   Common stock and warrants issued to acquire
   mineral properties and equipment                                $        --     $        --     $ 1,369,873
   Common stock and options issued for services and expenses       $    56,425     $   174,645     $ 2,723,464
   Common stock issued for investment                              $    25,000     $    93,168     $   160,168
   Common stock issued for debt                                    $        --     $    29,500     $   236,737
   Stock options  and warrants issued for expenses                 $    36,000     $        --     $ 1,028,778
   Deferred acquisition costs on mining property                   $        --     $        --     $    46,242
   Purchase of equipment with financing agreement                  $        --     $        --     $    21,814
   Investments received for mineral property                       $        --     $        --     $     5,500
   Investments traded for services                                 $        --     $        --     $    45,939
   Equipment for loans payable                                     $        --     $        --     $     4,500


    The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2004

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations for the nine-month period ended June 30, 2004 are not necessarily representative of operating results to be expected for the entire fiscal year.


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

Going Concern
As shown in the accompanying financial statements, the Company has limited cash, has negative working capital, has no revenues, and has an accumulated deficit of $9,687,271. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company is actively seeking additional capital. Management's plans for the next 12 months include, in addition to its annual land payments and general and administrative expenses, exploration activity on the Lake Owen and Peter Lake properties totaling approximately $125,000.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2004

--------------------------------------------------------------------------------
Management believes it can sell additional stock or debt to enable the Company to continue to fund its operations for the next 12 months. However, management is unable to provide assurances that it will be successful in obtaining sufficient sources of capital.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications have not resulted in any changes to the Company's accumulated deficit or net losses presented.


NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties
The following summarizes activity of loan amounts due to related parties (all of which are unsecured) since September 30, 2003:

     Notes Payable as of September 30, 2003             $ 1,097,857
     Additions                                               47,500
     Repayments                                           (112,500)
                                                        -----------
     Notes Payable as of June 30, 2004                  $ 1,032,857
                                                        ===========

On February  12, 2004,  the Company and  Electrum and LCM Holdings  (hereinafter
"the Kaplan Parties or "the Lenders") reached an agreement to adjust both the conversion terms on approximately $900,000 worth of debt outstanding to the Lenders and the exercise prices of related warrants. Per the terms of the agreement, the Lenders can convert each $1.25 of loans into a unit consisting of one share of common stock and one warrant. The warrant is exercisable for a period of five years from the date of conversion and is exercisable at a price of $1.50. Additionally, terms of existing outstanding warrants were modified which generally increased the exercise price and shortened the related expiration dates. These modifications had no financial statement impact for the period herein reported.

Furthermore, also on February 12, 2004, the Company reached an agreement with the Lenders concerning certain prior separate stock transactions which had benefited certain controlling shareholders. In compliance with the Securities and Exchange Rule 16b, the shareholders remitted the gain of $210,194 to the Company. This gain is reflected in the income statement as internal gain from sale of securities.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2004

--------------------------------------------------------------------------------
NOTE 4 - INVESTMENTS

The Company's securities investments are classified as trading securities and are recorded at fair value as of the balance sheet date, with the change in fair value during the period included in earnings.

The Company's investments are summarized as follows:

                                                  June 30,     September 30,
                                                   2004            2003
                                                -----------    -------------
        Fair value:
             Western Goldfields, Inc.           $    --        $     57,300
             Integrated Pharmaceuticals             25,000          --
        Gross unrealized loss / (gain)               --             (1,800)
                                                -----------    -------------
        Cost                                    $   25,000     $     55,500
                                                ===========    =============


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Consulting Agreement

On November 17, 2003, the Company entered into a 12-month business consulting agreement with LYONS CAPITAL, LLC (hereinafter "Lyons"). Under this term of the agreement, the Company is required to issue 40,000 shares of restricted common stock for each month of service plus pay Lyons a cash finder's fee equaling 10% of sums received from investors whom Lyons introduces to the Company. As of June 30, 2004, the Company has terminated this contract. Approximately $30,000 has been accrued for services provided under this agreement and the Company expects to settle this amount through the issuance of common stock at a later date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Our operating losses for the three-month period ended June 30, 2004, were $297,103. Our accumulated deficit since inception of the current exploration stage is $8,756,590. Our total loss since inception of the company is $9,315,094. Our third quarter operating loss is due primarily to legal and professional fees of $156,380 and officer and director compensation of $44,600.

Our operating cash at the end of the quarter totaled $202,724. We also own equity securities which are of limited liquidity and which we intend to sell from time-to-time in order to raise additional operating capital. At June 30, 2004, the market value of such securities was approximately $25,000. We intend to sell the balance of these securities over the next three months to assist with funding the operations of the Company.

The Company needs approximately $40,000 per month to cover its general and administrative expenses, accounting and legal fees, as well as payments made to creditors pursuant to payment arrangement plans. Our long record of losses and inability to obtain substantial financing for the Company raises a question of whether the Company will continue as an ongoing business.

We sold 1,625,000 shares of common stock at $.20 per share in May, 2004. We intend to use the proceeds of this private placement for general corporate purposes, payment of fees on our mining claims and limited exploration work on our mining properties. We intend to seek additional financing from the public or private debt or equity markets to continue our business activities. Under our Delaware certificate of incorporation, we have 100,000,000 authorized shares of common stock and are authorized to issue 20,000,000 shares of preferred stock. We currently have no preferred shares issued and outstanding.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

We had 35,321,585 shares of common stock issued and outstanding as of June 30, 2004.

Common Stock
-------------

During the report period the Company issued 1,625,000 shares for cash at $.20 per share; 162,500 shares valued at $.35 per share for consulting services; 60,000 shares valued at $.20 for officer and director services; 120,000 shares valued at $.20 per share for accrued expenses; and 125,000 shares at $.20 per share for investments acquired.

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

TREND MINING COMPANY


Dated:  August 19, 2004
By: /s/ Thomas Loucks
-------------------------
Thomas Loucks
President and Chief Executive Officer
(Principal Executive Officer)


Dated:  August 19, 2004
By: /s/ John P. Ryan
-------------------------
John P. Ryan
Chief Financial Officer