Form 10KSB
period 2004-09-30
TREND MINING CO
filed 2005-01-13
CIK 1115954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|   Annual report under Section 13 or 15(d) of the Securities Exchange Act of
      1934

For the fiscal year ended September 30, 2004

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _________

Commission file number 000-31159

                              TREND MINING COMPANY
                 (Name of Small Business Issuer in Its Charter)

              Delaware                                       81-0304651
     -------------------------------                     -------------------
     (State or Other Jurisdiction of                       (IRS Employer
     Incorporation or Organization)                      Identification No.)

5575 South Sycamore Street, Suite 103, Littleton Colorado           80120
---------------------------------------------------------         ----------
         (Address of Principal Executive Offices)                 (Zip Code)

                                  303-798-7363
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

        Title of Each Class                        Name of Each Exchange
                                                   On Which Registered
              None
----------------------------------        --------------------------------------

----------------------------------        --------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $0.01
--------------------------------------------------------------------------------
                                (Title of Class)

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State the issuer's revenues for the most recent fiscal year: $0 (none)

      The aggregate market value of the voting and non-voting common equity held by non-affiliates was $7,633,284, based upon the $0.27 closing price per share of Trend's common stock as quoted by the OTC Bulletin Board on January 11, 2005.

      The number of shares outstanding at January 11, 2005: 36,227,715 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain information required in Items 9, 10, 11 and 12 of Part III of this Annual Report on Form 10-KSB is incorporated by reference from Trend's definitive Proxy Statement to be filed in connection with the upcoming annual meeting of shareholders.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                  WARNING CONCERNING FORWARD LOOKING STATEMENTS

This annual report on form 10-KSB for the year ended September 30, 2004 contains forward looking statements. These include statements regarding Trend's intent, belief or expectations, or the intent, belief or expectations of Trend's directors or Trend's officers with respect to:

o Trend's ability to generate revenues or find alternative sources of capital;
o Trend's ability to successfully establish mining operations and profitably produce platinum group or other metals at Trend's properties;
o     Trend's ability to maintain good title to Trend's claims;
o Trend's ability to comply with existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, and environmental laws; and
o     Trend's ability to retain key employees.

Also, whenever we Trend use words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "predict" or similar expressions, we are making forward looking statements. Actual results may differ materially from those contained in or implied by the forward looking statements as a result of various factors. Such factors include, without limitation:

o Whether Trend's properties are found to contain commercially viable quantities of minerals;
o The impact of changes in the economy, including the liquidity of precious metals markets, on us;
o Changes in political and economic conditions in major metals producing regions such as Russia and South Africa, causing fluctuations in the precious metals markets;
o Inability to fund diligence work at Trend's properties required to secure Trend's rights under Trend's unpatented mining claims;
o Compliance with and changes to regulations within the exploration, development and mining industries, such as regulations relating to taxes, royalties, land tenure and land use;
o     Compliance with and changes to environmental regulations;
o Challenges to the validity of Trend's unpatented mining claims by the government or third parties;
o     Competition within the exploration, development and mining industries; and
o     Changes in federal, state and local legislation.

These unexpected results could occur due to many different circumstances, some of which are beyond Trend's control, such as changes in regulations and changes in the capital markets or the economy generally.

Forward looking statements are only expressions of Trend's present expectations and intentions. Forward looking statements are not guaranteed to occur and they may not occur. You should not place undue reliance upon forward looking statements. You should read these cautionary statements as being applicable to all forward looking statements wherever they appear. we Trend assume no obligation to update the forward looking statements or the reasons why actual results could differ from those projected in the forward looking statements to reflect events or circumstances after the date hereof.

                              TREND MINING COMPANY
                            FORM 10-KSB ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004


                                Table of Contents

                                     Part I
                                                                                                           Page
Item 1.    Description of Business.................................................................          1
Item 2.    Description of Property.................................................................          4
Item 3.    Legal Proceedings.......................................................................         10
Item 4.    Submission of Matters to a Vote of Security Holders.....................................         11

                                     Part II
Item 5.    Market For Common Equity and Related Shareholder Matters................................         11
Item 6.    Plan of Operation.......................................................................         15
Item 7.    Financial Statements....................................................................         17
Item 8.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure....         47
Item 8A.   Controls and Procedures.................................................................         47

                                    Part III
Item 9.    Directors and Executive Officers of the Registrant......................................         48
Item 10.   Executive Compensation..................................................................         48
Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder
           Matters.................................................................................         48
Item 12.   Certain Relationships and Related Transactions..........................................         48
Item 13.   Exhibits and Reports on Form 8-K........................................................         48

           Signatures..............................................................................         51

            * Except as otherwise specified in the applicable Item, incorporated by reference from Trend's Proxy Statement for the annual meeting of shareholders currently scheduled to be held on March 3, 2004, to be filed pursuant to Regulation 14A.

As used herein, "Trend Mining," "Trend," "Company," "we" and "Trend's" refer to Trend Mining Company.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Trend Mining Company was first incorporated in Montana in 1968, under the name Silver Trend Mining Company. The Company was reincorporated in Delaware on March 28, 2001, when Trend Mining Company, a Montana corporation, merged with and into New Trend of Montana Company, a Delaware corporation and a wholly-owned subsidiary of Trend Mining Company, pursuant to an agreement and plan of merger. The surviving Delaware corporation changed its name to Trend Mining Company. Trend is an exploration company and has been engaged since 1998 in the acquisition and exploration of platinum group metals properties, primarily in the United States and Canada. During 2004, the Company also commenced uranium exploration activities in Canada.

Trend is an exploration stage company. Trend's plan is to acquire and explore mineral properties that have sufficient merit and potential to subsequently vend them to larger companies, such that Trend itself does not intend to be an operating miner. Rather, Trend seeks to create passive interests in high quality projects which become managed by other, larger firms. Currently, Trend controls properties which are prospective for copper-nickel, platinum-palladium, and uranium mineralization in Saskatchewan and Wyoming. At present, none of Trend's projects is known to contain commercially viable ore reserves. None of Trend's properties is in production, and consequently the Company has no source of operating income or cash flow. Trend's present business objectives for the near term are to focus on raising sufficient capital to retain and advance its mineral properties

TREND'S EXPLORATION PROCESS

Trend's exploration program is designed to acquire projects of merit that could attract a larger partner. To do so, Trend will explore, develop, and evaluate such exploration properties, and then vend them if merited, or drop them. The Company needs to balance its capital requirements so that it has sufficient funds on hand to maintain its existing projects, to evaluate and advance them with appropriate exploration programs, and also to maintain additional funds to take on new projects when such opportunities are deemed appropriate.

As more fully described below, the Company has formulated specific exploration plans for Trend's exploration projects at Lake Owen, Peter Lake, and Cree Lake.

Exploration generally proceeds in three phases, and Trend's approach is typical. Phase One of exploration normally begins with recognition that a property has merit, acquisition of said property, and then follow up consisting of detailed geologic mapping and sampling of the rocks to verify if they contain anomalous concentrations of metals indicative of mineral potential. If after a preliminary evaluation a project still has apparent potential, considerable sums of money may be spent in the first phase to determine from surface geology and assaying of surface rocks whether the subsurface is worth testing; geochemical surveys will contribute to such elevated costs, but the Company may embark on geophysical surveys to learn more about the subsurface before drilling. Careful interpretation of the data collected from the various tests would then be used to determine whether further exploration is warranted.

Phase Two of an exploration program may involve an initial examination of the subsurface, third dimensional characteristics of the mineralization target. This phase is intended to identify either the extent of any near surface mineralization, or the location and extent of subsurface, blind targets, and usually involves limited drill testing. None of Trend's properties have reached the second phase. Once potentially economic mineralization has been encountered, Phase Three entails detailed infill drilling and sampling aimed at precisely defining depth, width, length, tonnage and grade so as to ascertain the economic potential of the deposit.

The magnitude of Trend's exploration budget - for existing projects as well as business development, will vary from project to project depending on the size of the project, its remoteness or accessibility, the quality and quantity of existing information, and the cost of appropriate next steps in advancing any given project. By way of example, it may cost well over $200,000 for a reconnaissance program at Peter Lake, where Trend controls a very large claim block (~140 square miles) over geologically attractive and very remote ground; to hold all of this ground for another year would cost Trend more than $300,000. In contrast, Trend is budgeting ~$25,000 for ground magnetic studies at Lake Owen - Trend's most advanced project - because that is all that it will cost for the next level of evaluation at this very accessible Wyoming property (along with approximately $75,000 additional expenses for Bureau of Land Management holding fees).

The Company's ability to maintain and develop its mineral properties fully depends on the Company's ability to raise sufficient capital to continue to fund its planned activities. Should Trend not be able to raise such capital, the Company will have to reevaluate whether it can continue to (1) pay the fees and costs of maintaining its property positions, and/or (2) undertake its planned exploration work.

COMPETITION

The Company competes with other exploration and mining companies to acquire and maintain favorable land positions. Trend's method of competition in this regard is to protect the properties we own by complying with regulations and staying current on all fee requirements relating to Trend's properties.

LICENSE AND ROYALTY AGREEMENTS

Trend retains a net smelter return royalty on the Pyramid project, an exploration property consisting of five unpatented mining claims in Churchill County, Nevada which the Company sold to Western Goldfields, Inc. in August 2002. Should the Pyramid property be placed into production, Trend will receive a 1.5% net smelter returns royalty. Trend also owns a 2.5% net smelter returns royalty in connection with patented mining claims located north of Anchorage, Alaska, and owned by the Rae Wallace Company, a former subsidiary of Trend. As of January 16, 2004, the Company has not received any revenues as a result of these royalties, nor does Trend foresee any revenue from these projects in the near term.

GOVERNMENT COMPLIANCE

The Company's activities are subject to extensive federal, state/provincial, and local regulations in both the United States and Canada. These statutes regulate the mining of and exploration for mineral properties, and also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Company's properties, the extent of which cannot be predicted. Also, permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays, depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. The Company is not presently aware of any specific material environmental constraint affecting its properties that would preclude the economic development or operation of any specific property.

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

Trend's primary, near term cost of compliance with applicable environmental laws during exploration is likely to arise in connection with the reclamation of drill holes and access roads. Drill holes typically can be reclaimed for nominal costs. For example, the Bureau of Land Management, an agency of the U.S. Department of Interior ("BLM") has promulgated surface management regulations which govern drill hole and access road reclamation on BLM lands. Similar regulations can be expected to be complied with on Trend's lands which are on U.S. Forest Service lands, or state property for which we have been issued mineral licenses, as well as Canadian mining claims.

As Trend has yet to conduct any road construction or drilling programs, neither drill hole nor access road reclamation costs have been incurred. Drill hole reclamation costs would only be incurred if drilling were completed. These costs could vary from a few hundred to a few thousand dollars per drill hole site. Whereas roads will not be built until Trend's exploration programs are more advanced, drill road reclamation costs will vary according to the amount of road construction, which the Company cannot estimate at this time. Once a plan of exploration has been submitted and where drill holes or access roads will be undertaken, Trend will be required to post reclamation bonds. It is difficult to estimate what the cost of such bonds will be, since the bonding requirements are unique to the proposed exploration plan. However, it is a reasonable assumption that in some circumstances these bonds may be a significant percentage of the exploration costs.

WEATHER

Trend's properties are located in the northern United States and Canada, and thus weather may play a role in the cost of implementing an exploration program. In the United States, Trend's properties are located in National Forests, where access roads are often poorly maintained. With high rainfall, for example, there may be some chance of washouts occurring on roads, which could prevent access to some of, or portions of, the properties. Forest fires could lead to government agencies' restricting or even closing access to the Company's properties. Such closures would prevent the Company from undertaking planned exploration programs and require those programs to be postponed. Harsh winter conditions may preclude planned winter access of Trend's properties and/or reduce the effective summer field season. In Canada, mild winter conditions could preclude the Company from performing winter work programs where such programs depend upon a winter freeze up of lakes to provide access to the property (especially for drilling purposes).

EMPLOYEES

Trend has one full time employee, its President & CEO, Thomas Loucks.

ITEM 2. DESCRIPTION OF PROPERTY

Location maps for the Company projects may be found at the end of this section. Certain terms used in this section are defined in the glossary, also found at the end of this section.

Trend currently owns or controls one uranium and two PGE properties, as follows:

                                                  COST OF                                       2004-2005
PROPERTY                LOCATION       ACRES      PROPERTY          WORK PERFORMED          EXPLORATION BUDGET
--------                --------       -----      --------          --------------          ------------------
Peter Lake            Saskatchewan,   90,559     $16,993 (1)     Geochemical sampling,                     $200,000
                         Canada                                  reconnaissance, claim
                                                                     group expanded

Lake Owen/Albany           WY         12,020    $2,271,708 (2)   Surface Sampling 2002                 $100,000 (3)



Cree Lake             Saskatchewan,  4,224 ha     $2,816 (4)      Acquired September-             Nuinsco Resources
                         Canada                                       October 2004

                                     10,438 ac                                                Became operator 12/04

Total                                 113,017     $2,350,321                                               $300,000

(1)   The cumulative cost of staking expenses and recording fees.
(2) $1,943,079 to purchase the Lake Owen property, $324,550 in cumulative Lake Owen fees, $3,275 in cumulative Albany fees, and $804 in miscellaneous County filing and other fees and expenses.
(3)   Combined budget for Lake Owen and Albany projects.
(4)   Cost of staking plus registration fees, comprised of $2816 FY 04.

Trend's United States property interests are held in the form of unpatented lode mining claims. The Company controls 100% of the mineral rights to these claims. The viability of unpatented mining claims is dependent upon inherent uncertainties and conditions which relate to:

o The existence and sufficiency of a discovery of valuable minerals, as required under the 1872 Mining Law, to establish and maintain a valid unpatented mining claim;

o Proper posting and marking of boundaries in accordance with the 1872 Mining Law and applicable state statutes;

o Whether the minerals discovered were properly locatable as a lode claim or a placer claim;

o Timely and proper performance of sufficient annual assessment work (and individual claims may be aggregated for purposes of work programs, such that work on one claim may benefit several);

o Possible conflict with other claims not determinable from descriptions of record.

Additionally, claim location notices or certificates must also be properly and timely filed and recorded for a valid unpatented mining claim, pursuant to the 1872 Mining Law and applicable state statutes. Annual claim maintenance fees must also be paid (and proof of such payment timely filed and recorded). We have paid all annual fees to date and believe that the unpatented mining claims we own or control are valid and that the title to those claims is free from defects. However, we cannot make any assurance that the validity of Trend's claims will not be contested by the federal government or challenged by third parties.

In Saskatchewan, the Company holds its mineral interests by unpatented mining claims as well, but maintenance of such mining claims depends upon conducting annual work programs or paying an equivalent fee at the present rate of $C 12/hectare commencing the second year of tenure. Each claim has an anniversary date depending on when it was staked, and work can be grouped among contiguous claims. Saskatchewan provides a number of incentives for mineral exploration, however, including:

o If work or fees have not been conducted or paid by the anniversary date of the current year, then a cash deposit equivalent to the fee that had been due may be paid within 90 days after the anniversary date, and the claim will be valid for another year as long as twice as much work is conducted the following year, at which time a full refund of the cash deposit is granted;

o The Province establishes a fund each year out of which it will match 25% of corporate exploration costs up to a total of $C100,000. If companies oversubscribe for amounts in the fund, then Saskatchewan allocates its matching funds proportionately. In theory, Trend could spend $C400,000 on exploration and receive a rebate of $C100,000.

The table below details the annual fees and any work commitments required to retain title to each of the Company's properties.

----------------------------------------------------------------------------------------------------------------------
PROPERTY                    FEDERAL FEES         COUNTY FEES           PROVINCIAL FEES OR     ASSESSMENT WORK
----------------------------------------------------------------------------------------------------------------------
Lake Owen/Albany            $75,125              $661                         N.A.                     N.A.
Peter Lake                         N.A.                 N.A.         $C439,776    OR          $US 348,586
Cree Lake                          N.A.                 N.A.         $C  50,688   or          $US   40,178
         Total:             $75,125              $661                $C 490,464               $US 388,764
----------------------------------------------------------------------------------------------------------------------

INSURANCE

As Trend's properties are exploration stage projects, the Company does not currently carry insurance on any of said properties.

PETER LAKE, SASKATCHEWAN, CANADA

Location and Access.

The Peter Lake PGM-copper-nickel-gold property, is located immediately west of Reindeer Lake in northern Saskatchewan, Canada, approximately 190 miles north/northeast from La Ronge. The property is accessible only by floatplane or helicopter.

Title Status.

The Peter Lake property now consists of nine mining claims covering 36,648 hectares (141 square miles). Three of the Company's claims were staked in September of 2004 and require no additional fees or assessment work until 2006. The original six claims, comprising 31,796 hectares (122 square miles), are valid through December 18, 2004. Because Trend has not conducted any substantial work program in 2004, the Company will have to pay a fee of $C12/hectare or $C381,552 ($US302,435) by March 17, 2005 in order to maintain the original six claims into 2006.

Exploration History. The Peter Lake claims are a portion of the Peter Lake Domain, a geologic province which is known to host the second largest mafic layered intrusive complex in North America; in turn, this suite of rocks is recognized to host known occurrences of copper-nickel and platinum-palladium mineralization. In 1982, exploration geologists from a number of mining and oil companies discovered copper, nickel, platinum, and palladium in grab samples from trenches widely located over a strike length of approximately 81 miles. However, while individual showings are rich enough to be considered economic, in and of themselves none have yet proven sufficiently extensive to contain a resource with potentially extractable mineralization. No detailed follow-up was ever pursued.

Geology and Mineralization.

The Peter Lake complex, with a length of 180 kilometers (approximately 112 miles) and a width of 30 kilometers (approximately 19 miles), is one of the largest layered complexes in the world. The Peter Lake complex represents primary igneous, reef-type platinum group metals and copper-nickel mineralization that has undergone some regional metamorphism.

Exploration Plans.

The Company plans a broad reconnaissance program budgeted at $200,000 during the summer of 2005 to search for larger concentrations of such mineralization. The program will involve a re-examination of historical showings and a high degree of basic prospecting designed to assess the potential of the grounds controlled by Trend and hopefully to reduce the size of such holdings for a focused program in 2006.

LAKE OWEN AND ALBANY PROJECTS, WYOMING

Location and Access.

The Lake Owen PGM-magnetite property is located in Albany County, Wyoming, in the Medicine Bow-Routt National Forest; it was expanded in 1999 when Trend staked the adjoining Albany claims; henceforth, these projects are jointly referred to as "Lake Owen." The Lake Owen property is approximately 40 miles southwest of Laramie, Wyoming and can be reached by paved highways and gravel roads.

Title Status.

The Company holds the Lake Owen and adjoining Albany properties by 601 unpatented mining claims. The project was acquired in March 2002 from predecessors in interest and remains subject to a 4% net profits interest royalty covering these claims.

Exploration History.

Chevron Mineral Resources ("Chevron") initiated geological reconnaissance exploration at Lake Owen in 1982, comprised of detailed surface geologic mapping, geochemical sampling, and geophysical surveys. Chevron later completed thirteen diamond-drill holes totaling approximately 5,200 feet in the 1980s and early 1990s. Drilling shallow angle holes generally less than 250 feet in vertical depth, Chevron encountered several zones of encouraging platinum group metal mineralization.

Chevron recognized that, like the South African Bushveld Complex, Lake Owen's layered rocks not only contained PGM mineralization but concentrations of magnetite (iron oxide) mineralization as well. At the Bushveld complex, there are zones comprised essentially of pure magnetite which are mined solely to separate the magnetite. In turn, the magnetite at both the Bushveld Complex as well as Lake Owen contains not only iron (~60% iron), but it also contains potentially economic by-products titanium and vanadium.

During 2004, Trend commissioned Pincock, Allen, & Holt ("PAH") in Denver to conduct a bench study to determine whether the Company's existing drill and surface data suggested potential for economic iron-titanium-vanadium mineralization. Results of this study were mixed but not altogether discouraging: whereas the Bushveld's beds of essentially pure magnetite are economic, the limited Chevron data indicated grades of 12% magnetite. At levels of 12% magnetite, PAH believes that a mining operation could break even, but there would be no further revenues to repay capital investment or generate a return. Trend now intends to pursue both PGM exploration as well as using detailed ground magnetic surveys to search for smaller zones of higher grade magnetite which might therefore support a stand alone mining operation.

Geology and Mineralization.

The Lake Owen property is a platinum-palladium-magnetite occurrence hosted in an extensive layered igneous intrusive complex with a lateral dimension of approximately four by six miles. The complex occurs as a steeply dipping body of rock along the margin of the Archean Wyoming Province. The exposed stratigraphic thickness of these rock units is approximately 20,000 feet.

Four separate zones of anomalous platinum group metals mineralization and at least two zones of magnetite mineralization have been identified at Lake Owen by mapping and airborne geophysical surveys, respectively. The upper PGM zone has been traced for about six miles along strike. The middle PGM zone is about 1,500 feet stratigraphically below the upper zone, while the lower PGM zone is situated approximately 5,500 feet stratigraphically below the upper zone. Surface geochemical sampling identified one additional PGM zone, although the outcrop exposure in this fourth zone is limited and the extent of the anomaly has not yet been defined. No detailed work has yet been conducted relating to the magnetic anomalies in direct respect to magnetite mineralization.

The Company hopes to utilize 2005's geophysical survey as a catalyst to begin an ongoing and much more thorough evaluation of the greater Lake Owen complex.

Exploration Plans.

The Company plans to spend $100,000 in 2005 to maintain the claims (~$76,000) and to conduct a detailed ground magnetic survey (~$24,000) at the property to further define both the location of potential PGM-bearing horizons as well as to search for zones containing higher grade magnetite mineralization

Diabase Peninsula, Cree Lake Area, Saskatchewan, Canada

In September of 2004, Trend entered into a program to explore for uranium in Saskatchewan by acquiring exploration rights in the Cree Lake area of the Athabasca Basin. The Athabasca Basin hosts uranium deposits that are among the richest (highest grade) in the world, and is the site for intensive uranium exploration activity. Subsequently, Trend announced in October and December, respectively, that it had acquired additional lands located farther to the southwest along the same mineralized trend, and, most significantly, Trend announced on December 14th that Nuinsco had entered into an agreement to potentially earn 50% in Trend's interests by spending $C 1 million over three years and taking over the day to day management of the exploration of these claims.

Trend's land position is located along the western margin of Cree Lake and is situated along the contact of the Mudjatik and Virgin River Domains, two geological provinces in northern Saskatchewan. This contact zone is manifested by the graphite-bearing Cable Bay Shear Zone, a major structure believed to control the location of important uranium occurrences in this area of the Athabasca Basin. Diabase Peninsula - and Trend's land position - is known to contain hydrothermally altered boulders of sandstone as well as being characterized by geophysical anomalies suggestive of a graphitic conductor at depth. Both the altered boulders and the conductor are considered to be typical signs of potential uranium mineralization.

Location and Access.

The Cree Lake/Diabase Peninsula uranium property is located along the western shore of Cree Lake, approximately 570 kilometers (350 miles) due north of Saskatoon. The property is accessible only by floatplane or helicopter.

Title Status.

The Cree Lake property now consists of three mining claims covering 4,224 hectares (16 square miles), two of which are owned outright by Trend and one of which was leased in October 2004 from a Canadian individual. The two claims owned by Trend require no additional fees or work for 2005, but thereafter will be subject to a minimum work commitment (or fee in lieu of work) of $C30,516 ~($US 24,200) per year. The claim that is leased by Trend (known as Diabase Peninsula and herein referred to as the Diabase Peninsula Lease) was staked in 2001 and carries a minimum work commitment (or fee) of $C20,172 ($US16,000) per year. Because of negotiations between the owner and Trend during the field season, no actual work was done on the claim in 2004, and thus Trend paid the fee in December of 2004. Going forward, it will be Nuinsco who will be conducting exploration on the three claims. Whereas the aggregate annual work commitment for the three claims will be $C50,688 (~$US40,200), terms of the agreement with Nuinsco require the latter party to expend at a minimum $C250,000, $C350,000, and $C400,000 (~$US198,000, ~$US277,000, and ~$US317,000)
in 2005, 2006, and 2007, respectively, and thus the title will be maintained in good standing.

Terms of the Diabase Peninsula Lease require that, in addition to the work commitment or government fee, Trend is to make property payments to the owner of $C15,000, $C20,000, and $C30,000, respectively, in each of the first three years. Trend may exercise its right to purchase the claims for $CDN 1 million any time during the first eight years of the option, at which time the property remains subject to a 3% gross royalty on any and all minerals produced. Under the terms of the Nuinsco agreement, should Nuinsco earn its 50% interest, Nuinsco will become obligated to maintain the lease. In the meantime, Nuinsco has agreed to pay Trend 250,000 shares of Nuinsco common stock to offset the cost of Trend's making the three annual payments to the underlying landowner.

Exploration History.

Saskatchewan's unconformity-type uranium deposits are among the richest in the world. Such deposits occur at the paleo-horizon (unconformity) between underlying Proterozoic basement rocks and overlying sandstones of the Athabasca Formation. The basement rocks often contain structures and horizons bearing graphite, which in turn are believed to control uranium deposition and may also serve as a guide to such mineralization during geophysical prospecting from the surface.

The Cree Lake area was explored in the late 1970s-early 1980s by Saskatchewan Mining Development Corporation ("SMDC," then a government corporation and predecessor to publicly-owned Cameco Corporation. SMDC carried out surface geochemistry and airborne and ground geophysics as well as limited drilling. All of these programs confirm the presence of anomalous rocks and rock chemistry at Diabase Peninsula, characteristics suggestive of potential uranium mineralization.

Geology and Mineralization.

The claim block is situated along the contact of the Mudjatik and Virgin River Domains, two important geological provinces in Saskatchewan. The contact zone between these domains is manifested by the graphite-bearing Cable Bay Shear Zone, a major structure believed to control the location of important uranium occurrences in this area of the Athabasca Basin.

Diabase Peninsula - and Trend's land position - is known from earlier SMDC work to contain hydrothermally altered boulders of sandstone as well as being characterized by geophysical anomalies suggestive of a graphitic conductor at depth. Both the boulders and the conductor are considered to be typical signs of potential uranium mineralization. Exploration programs will entail detailed geological mapping and extended geophysical surveys to identify drilling targets.

Exploration Plans.

Nuinsco is planning a geophysical program for 2004-2005 designed to identify uranium targets for drilling. The normal mode of operation in northern Saskatchewan, in remote areas such as Cree Lake, is to drill in winter so that heavy equipment may be mobilized over winter roads and frozen lakes. Thus, by the time results are returned from these surveys, springtime will be at hand, and the lakes will be thawing, and thus any favorable indicators will not be followed up and drilled until the winter of 2005-2006.

LOCATION MAPS

GLOSSARY OF TERMS

ANOMALY: a deviation from uniformity or regularity, a local feature distinguishable in geophysical or geochemical measurement.

ARCHEAN: geologic age older than 2,500,000,000 (2.5 billion) years, a term applied to the oldest rocks of Precambrian time.

EXCHANGE RATE - $C/$US: Many of the Company's expenses occur in Canadian dollars. Where obligations are cited herein, the Canadian obligation will be quoted and then translated into US currency at the rate prevailing on September 30th, 2004: $C 1.2616 per US dollar.

EXPLORATION: work involved in searching for ore by geological mapping, geochemistry, geophysics, drilling, and other methods.

GABBRO: coarse-grained, dark colored intrusive rocks. Intrusive equivalent of volcanic basalt.

GEOCHEMISTRY: study of relative and absolute abundances of chemical elements and atomic species (isotopes) in rocks, soils, water, or atmosphere.

GEOPHYSICS: study of the earth by quantitative physical methods.

HECTARE: metric measure of area, equivalent to 2.47105 acres or 0.003861 Square miles

HYDROTHERMAL: pertaining to hot water, especially with respect to its action in dissolving, re-depositing, and otherwise producing mineral changes within the earth's crust.

INTRUSION/INTRUSIVE: a volume of igneous rock that was injected, while still molten, into the earth's crust or other rocks and solidified before reaching the surface as (opposed to effusive or volcanic).

LITHOLOGY: the physical character of a rock described in terms of its structure, color, mineral composition, and grain size.

MAFIC: a rock dominantly composed of ferromagnesian silicates; used to describe some dark igneous rocks and their dark constituent minerals (e.g., gabbro and pyroxenite, as opposed to light colored rocks ("felsic") such as granite).

METAMORPHISM: the process by which consolidated rocks are altered in composition, texture, or structure as a result of the earth's application of heat and/or pressure at depth over time.

MINERALIZATION: as applied to mineral deposits, the process of adding concentrations of metals to rocks.

NET PROFITS INTEREST ROYALTY: a share of net profits generated from a mining operation.

NET SMELTER RETURNS ROYALTY: a share of net revenues generated from the sale of metal produced by a mine.

ORE: material that can be mined from an orebody and processed at a profit.

ORE BODY: a continuous, well-defined mass of material of sufficient ore content to make extraction economically feasible; or a reserve.

OUTCROP: the exposure of bedrock or strata projecting through the overlying cover of soil.

PGE: platinum group element.

PGM: Six metals comprise the platinum group metals ("PGMs"): platinum, palladium, rhodium, iridium, ruthenium, and osmium. Platinum group metals are rare precious metals with unique physical properties that are used in diverse industrial applications and in the jewelry industry. The largest and fastest growing use for platinum group metals is in the automotive industry for the production of catalysts that reduce automobile emissions. Palladium is also used in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices, as well as dental applications and jewelry. Industrial uses for platinum include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasoline and fuel cells

PYROXENITE: An igneous rock predominantly composed of the minerals from the pyroxene family (such rocks can be indicative of copper-nickel and/or platinum-palladium mineralization.

RECLAMATION: the restoration of a site after exploration activity or mining is completed

REMOBILIZATION: term describing a mineral (or rock) that has become mobile again and/or relocated after initial solidification, often forming a mineral deposit.

SEDIMENTARY ROCKS: rocks resulting from the consolidation of loose detritus older rock.

SHEAR: a zone of deformation caused the by lateral movement along numerous parallel planes.

SULFIDE: a metallic mineral composed of sulfur combined with base metals.

STRIKE: the bearing of a vein or a layer of rock

ULTRAMAFIC: said of an igneous rock composed chiefly of mafic materials.

UNPATENTED MINING CLAIM: a parcel of property located on federal lands pursuant to the 1872 Mining Law and the requirements of the state in which the unpatented claim is located, the title of which remains with the federal government. The holder of a valid, unpatented lode mining claim is granted certain rights including the right to explore such claim.

ITEM 3. LEGAL PROCEEDINGS

One of Trend's vendors, Nevada Southwest Investments LLC, doing business as Reno Business Park, obtained a judgment against us on May 21, 2002, in the Second Judicial District, Washoe County, Nevada to collect the amount of $18,574.90 (inclusive of fees and costs) plus interest at the rate of 18% per annum due under a rental lease agreement for office space the Company chose to vacate. The Company did not contest this action since it had no basis to do so. This judgment, unless paid, may ultimately result in liens against the Company's bank account, other Company assets, or the mineral properties held by the Company. The Company is attempting to negotiate with the creditor to make suitable payment arrangements to pay this judgment over time. The Creditor had scheduled a debtor's hearing in the early part of 2004 but the hearing was cancelled and not rescheduled. The Company has not had further communication from this creditor since that time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company conducted its annual meeting of shareholders on May 20, 2004 at the Radisson Hotel on Lexington Avenue in New York City. At the meeting, the shareholders elected six Directors to serve until the next annual meeting. No other matters were submitted for approval by the shareholders.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Trend's shares are traded on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc., or NASD, under the trading symbol "TRDM." Summary trading by quarter for Trend's 2004 and 2003 fiscal years are as follows:

FISCAL QUARTER                 HIGH BID (1)      LOW BID (1)
--------------                 ------------      -----------

2004
         Fourth Quarter             $0.29           $0.16
         Third Quarter              $0.45           $0.23
         Second Quarter             $0.41           $0.17
         First Quarter              $0.58           $0.23

2003
         Fourth Quarter             $0.40           $0.12
         Third Quarter              $0.18           $0.12
         Second Quarter             $0.32           $0.17
         First Quarter              $0.20           $0.14

(1) These quotations are from the OTC Bulletin Board and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

As of September 30, 2004, the Company had 945 holders of record of Trend's common stock.

Trend has not paid any dividends since inception and has no plans to do so. Trend's dividend policy will be based on Trend's cash reserves and needs and it is anticipated that all available cash will be needed for operations in the foreseeable future.

Equity Compensation Plan Information

As of the date of this report, the Company has no compensation plans under which Trend's equity securities may be issued which have not been approved by Trend's shareholders.

The following table provides a summary, as of September 30, 2004, of Trend's shareholder-approved, 2000 Equity Incentive Plan.

                                                                                     Number of securities
                                                                                     remaining available for
                           Number of securities                                      future issuance under
                           to be issued upon            Weighted-average             equity compensation
                           exercise of                 exercise price of             plans (excluding
                           outstanding options,        outstanding options,          securities reflected in
                           warrants and rights         warrants and rights           column (a))
                                  (a)                        (b)                               (c)
                           ------------------------    -------------------------     -------------------------
Equity compensation
plans approved by
security holders           1,200,000 (2)                        $0.44                3,200,000 (1)

Equity compensation
plans not approved by
security holders                   0                                0                        0 (3)

Total                      1,200,000                                                 3,200,000

(1) Trend's 2000 Equity Incentive Plan was adopted by Trend's shareholders at Trend's annual meeting of shareholders held on February 23, 2001. 5,000,000 shares are authorized for issuance pursuant to equity awards under Trend's 2000 Equity Incentive Plan. Under Trend's 2000 Equity Incentive Plan, the Company grants restricted stock and options to Trend's officers (and may grant them to employees and consultants in the future), subject to vesting requirements. In addition, under this plan, Trend's directors receive grants of options and common stock as part of their annual compensation for serving as Trend's directors.

(2) In the fiscal year ended September 30, 2004, Trend issued options to purchase common stock to Thomas Loucks, upon his acceptance as President of the Company totaling 500,000 shares, 250,000 of which vested upon his acceptance. The remaining 250,000 options vest over a period of three years. In the fiscal year ended September 30, 2004, Trend also issued options to purchase common stock to Ishuing Wu, shortly after his acceptance as Chairman of the Company totaling 500,000 shares, 250,000 of which vested upon his acceptance. The remaining 250,000 options vest over a period of three years. These options were issued pursuant to the 2000 Equity Incentive Plan.

      During the fiscal year ended September 30, 2004, options which had been issued pursuant to the 2000 Equity Incentive Plan to one current officer and other former officers or employees to purchase common stock totaling 873,237 shares expired unexercised.

      During the fiscal year ended September 30, 2003 the Company issued restricted stock awards totaling 600,000 shares to its Board of Directors for service that fiscal year. These shares were issued pursuant to the 2000 Equity Incentive Plan. The Company did not make a similar award of shares during fiscal year 2004.

(3) This table does not include warrants to purchase 8,868,174 shares at an average exercise price of $.49 which are issued and outstanding. The table also does not include warrants and common stock issuable in connection with certain loans from shareholders to the Company. From 2000 to the end of the reporting period, Trend has incurred net convertible debt aggregating $1,032,857 (the "Shareholder Debt") pursuant to loan agreements with certain of Trend's shareholders. The terms of these loans vary as follows: (A) on $130,000 of the debt, each $0.50 of the Shareholder Debt is convertible into units comprised of one share of Trend's common stock and one warrant to purchase a share of Trend's common stock at $1.00; and (B) on $902,857 of the debt, each $1.25 of the Shareholder Debt is convertible into units comprised of one share of Trend's common stock and one warrant to purchase a share of Trend's common stock at $1.50. If all Shareholder Debt were converted to units per these terms, 982,286 additional shares of common stock and 722,286 additional warrants exercisable at $1.50, and 260,000 additional warrants exercisable at $1.00 would be issued.

Recent Sales of Unregistered Securities

The Company had 35,967,715 shares of common stock issued and outstanding as of September 30, 2004. The issuances discussed under this section are exempted from registration under Rule 506 of the Securities Act of 1933, as amended (the "Securities Act"), or Section 4(2) of the Securities Act, as indicated. All purchasers of the issued securities represented to us that they acquired the shares for investment purposes only and all stock certificates contain appropriate restrictive legends. No underwriters or brokers or dealers were involved in connection with the sales of securities referred to in this section.

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from Trend or from one of Trend's affiliates, for at least one year is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume in Trend's shares during the four calendar weeks immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding a sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limitations, current public information requirements, manner of sale provisions or notice requirements.

Common Stock

In July and August 2002, Thomas Kaplan, an accredited investor, made loans to us in the aggregate amount of $250,000. Pursuant to the terms of these loans, Mr. Kaplan converted the debt into 2,500,000 shares of Trend's common stock pursuant an offering to be undertaken by the Company in October, 2002, as described below. The Company relied upon the exemption from registration found in Rule 506 under the Securities Act of 1933, as amended ("Rule 506"), in connection with this issuance.

Between October and December 2002, Trend issued 5,250,000 shares of common stock for $275,000 cash and the conversion of $250,000 of loans made to the Company in July and August, 2002 as discussed above. The purchases were made by a group of accredited investors in a private placement. In January 2003, Trend issued an additional 250,000 shares of common stock for $25,000 to one accredited investor in a private placement. Pursuant to the terms of the private placement, the Company agreed to file a one-time registration statement within 14 days of the completion of the offering, seeking registration of the shares sold for sale from time to time. The investors who purchased the shares in this offering represented to the Company that they had no current intention to re-sell their shares.

The Company filed such registration statement, but subsequently withdrew the filing due to the substantial expense which would be entailed in rendering it effective. Because the Company was unable to render the registration statement effective, the Company issued 860,000 additional shares to the investors who purchased shares in this offering. Such shares were issued in September 2003. The Company has no further obligation in this regard. The Company relied upon Rule 506 in connection with these issuances.

In January 2003, we issued 450,000 restricted shares of Trend's common stock to John P. Ryan in exchange for 18,334 shares of common stock of Cadence Resources Corporation and 35,000 shares of the common stock of Western Goldfields, Inc. The shares exchanged by Mr. Ryan had a market value of $93,000 at the time of the exchange. Mr. Ryan is one of Trend's directors and Trend's chief financial officer and also an officer of Cadence Resources Corporation and Western Goldfields, Inc. The Company subsequently sold the 18,334 shares of the common stock of Cadence Resources Corporation for $23,084.50 and the 35,000 shares of the common stock of Western Goldfields for $27,000. The Company relied on the exemption from registration found in Rule 506 in connection with these issuances.

In January 2003, Trend issued a total of 369,160 shares of common stock valued at $36,916 for loans and expenses payable to two individuals: 169,160 of these shares were issued to Kurt Hoffman, President of the Company and to one of Trend's directors, for $9,500 of salary owed and $7,416 of expenses incurred on behalf of the Company, respectively. The Company relied on the exemption from registration found in Rule 506 in connection with these issuances.

In January 2003, Trend granted 35,000 shares of Trend's common stock valued at $3,850 to Michael Sharratt, the Chairman of Trend's board of directors, for consulting services. On the same date Trend also issued 37,500 shares to Mr. Ryan, in lieu of $3,000 salary and $700 of expenses incurred on behalf of the Company. The Company relied upon the exemption from registration found in
Section 4(2) of the Securities Act of 1933, as amended ("Section 4(2)") in connection with these issuances.

During fiscal year 2003, Trend also issued an aggregate of 1,683,779 shares valued at $254,500 to Howard Schraub for consulting services rendered to us. In October 2002, Trend issued 300,000 shares valued at $33,000 to Ron Nash for consulting services rendered. Also, in September 2003, Trend issued 25,000 shares of Trend's common stock valued at $6,500 to Paul Lechler for consulting services rendered. The Company relied on the exemption from registration found in Rule 506 in connection with each of these issuances.

In September 2003, Trend issued an aggregate of 150,000 shares to John P. Ryan in lieu of $15,000 of salary owed. Also in September, 2003 Trend issued 600,656 shares to Mr. Hoffman for past due salary owed of $60,066. The Company relied on the exemption from registration found in Section 4(2) in connection with these issuances.

On September 15, 2003, pursuant to Trend's 2000 Equity Incentive Plan, each of Trend's six directors received a grant of 100,000 shares of Trend's common stock, valued at $.10 per share. The Company relied on the exemption from registration found in Section 4(2) in connection with these issuances.

The Company entered into each of the transactions described for different purposes. As discussed above, 2,043,779 shares were issued to consultants in connection with specific services rendered, 369,160 shares were issued to pay off loans and expenses incurred on behalf of the Company, 600,000 shares were issued to Trend's directors for their services, 788,156 shares were issued to officers in lieu of salary and 6,810,000 shares were issued in connection with distinct financing arrangements with various investors, totaling 10,611,095 shares issued in fiscal year 2003.

All shares issued in connection with the above described events were issued to existing stockholders or individuals or entities previously known to us or Mr. Schraub or Mr. Nash. Each investor involved in the above financing transactions (other than shares issued for services) represented to us that they were an accredited investor. At the time of each issuance, Trend was not aware of any such investor having any current intent to resell Trend's stock.

ITEM 6. PLAN OF OPERATION

We are an early stage exploration mining company. Trend's primary expenditures at this stage consist of payment of various governmental fees to maintain the priority of Trend's unpatented mining claims, payment of Trend's debt service, payment of accounting and legal fees and general office expenses.

Trend's losses for the year ended September 30, 2004 were $782,494. These losses increased Trend's accumulated deficit since inception of the current exploration stage to $9,506,054. Trend's total loss since inception of the company is $10,064,558. Trend's loss for fiscal year 2004 is due primarily operating expenses in three categories: General & Administrative Expenses of $314,159; Officer & Director Compensation of $273,794; and Legal & Professional Fees of $268,101.

Trend's operating cash at the end of the fiscal year totaled $8,313. Trend had held equity securities of other companies which from time to time in the past the Company sold in order to raise additional operating capital. At September 30, 2004, the Company had no remaining equity securities.

Subsequent to the end of this reporting period the Company executed a convertible debt financing agreement that has commitments for approximately $2.0 million. Of the total amount, $250,000 was received by the Company on the date the agreement was signed, and a further $1.75 million was expected to be funded before the end of January 2005. The offering was funded by a group of institutional and accredited investors. The Company intends to utilize the new debt facility to payoff or settle all of its existing trade accounts payable, to pay its overhead and land payments, and to fund exploration work on its mineral projects in North America.

Assuming the Company closes the additional funding of $1,750,000 which is scheduled to occur in January, 2005, Trend will hold sufficient capital to continue current operations through fiscal 2005. The Company continues to seek additional funding to finance new activities, mostly likely via an equity financing.

The completion of further equity or debt financings depends on Trend's ability to find suitable investors and will also depend on the agreement of the investors in its most recent financing to accept the terms and agree to any new financing. The Company funded itself in fiscal 2004 through loans from shareholders, officers, directors and other private parties and also through small private placements of its common stock.

With the commitment of the new investors in December, 2004 to fund the Company with $2 million via a secured convertible note, the Company believes it now has capital, quality of projects, and operating momentum to once again become more active in its field exploration. It should be emphasized that only $250,000 of this note has closed as of the date of this report, and the Company is still waiting to receive the balance of the investment as of the date of this report.

The Company has substantial operational commitments to fund in order to maintain Trend's land holdings. This includes work commitments or a fee of $C381,552 ($US 302,435) on Trend's original six claims at Peter Lake to keep these claims in good standing, and approximately $76,000 in combined annual BLM fees and Albany County filing fees to maintain Lake Owen.

The Company will continue to incur costs and expenses relating to accounting and legal services in connection with Trend's obligations as a public company, raising additional capital, and other general corporate matters.

Trend's trade payables which are due as of September 30, 2004, total $205,686. The most significant of these payables is a legal bill owed to a major law firm based in Boston, MA. The Company is seeking to negotiate a settlement of this and other past due balances. The Company believes fair and reasonable settlement amounts as well as payment schedules can be arranged on all of accounts, but there can be no assurance of this.

Although we have been successful to date in persuading Trend's creditors to not aggressively pursue collection of past due balances, there can be no assurance that they will continue to exercise patience in collecting debts owed to them. At any time, it is possible that some or all of such creditors may file lawsuits to collect amounts owed to them.

Beginning in November, 2000 and through June, 2002, Trend borrowed funds principally from Trend's major shareholder, Tom Kaplan, and his affiliates (the "Kaplan Group"), to fund the minimum activities of the Company. As of September 30, 2004, we have debts owed of approximately $670,000 to Electrum LLC, Trend's largest stockholder and a company owned by Mr. Kaplan, pursuant to certain financial arrangements. LCM Holdings, LDC, also a major shareholder of Trend's and an affiliate of Mr. Kaplan, is owed approximately $232,000. We also borrowed $130,000 from two other individuals introduced to the Company by Mr. Kaplan. For each dollar borrowed from the Kaplan Group, we have issued a warrant to purchase a share of Trend's common stock. Additionally, the loans to the Kaplan Group are convertible into units, as described below. In total, we borrowed $1,032,858 from the Kaplan Group, of which $1,032,858 is outstanding. This amount does not include accrued interest at the rate of 8% per annum.

Pursuant to an amendment to the above loan agreements made as of January 30, 2002 (the "2002 Refinancing Agreement"), we agreed to adjust the conversion terms of the loans provided by the Kaplan Group. This adjustment also included redefining the terms of the warrants previously granted to the Kaplan Group. As a result of this agreement, the loans the Kaplan Group became convertible into "units" of the Company at $0.50 per unit. Pursuant to the 2002 Refinancing Agreement, each unit was comprised of one share of common stock and one warrant to acquire one share of common stock for $1.00, exercisable through September 30, 2006. In connection with the 2002 Refinancing Agreement, we also changed the strike price of the warrants issued for each dollar borrowed to purchase Trend's common stock from $1.50 to $1.00 per share and extended their respective terms by one year. These warrants begin to expire in September 30, 2005.

On February 12, 2004, the Company and Electrum and LCM Holdings (the "Lenders") reached an agreement (the "2004 Agreement") to adjust both the conversion terms on approximately $902,000 worth of debt outstanding to the Lenders and the exercise prices and terms of related warrants. Per the terms of the 2004 Agreement, the Lenders can convert each $1.25 of loans into a unit consisting of one share of common stock and one warrant. The warrant is exercisable for a period of five years from the date of conversion and is exercisable at a price of $1.50. Additionally, terms of existing outstanding warrants were modified which generally increased the exercise price and shortened the related expiration dates. The 2004 Agreement had no effect on the terms of the loans or the warrant adjustment reached in the 2002 Refinancing Agreement with two other lenders on $130,000 of convertible debt.

The terms of all loans from the Kaplan Group provide that they are due and payable immediately upon the completion of a private placement of shares of Trend's stock. It is assumed by the Officers of the Company that the Kaplan Group could demand repayment of the notes outstanding if the conditions calling for such repayment were deemed to have been met.

Additionally, in August 2003, Trend borrowed $65,000 at 10% interest from CGT Management Ltd., an entity in which members of Mr. Kaplan's family hold an indirect interest. The maturity date of this loan was February 25, 2004 and was repaid timely in full.

Because the Company does not anticipate earning revenues from mining operations in the foreseeable future, Trend must seek additional financing from the public or private debt or equity markets to continue to protect the Company's properties and to continue exploring and acquiring additional projects. There can be no assurance that Electrum, LCM Holdings or others will continue to advance funds to Trend or that Trend's efforts to obtain additional financing will be successful. Further, there can be no assurance that additional financing will be available on terms acceptable to the Company.

Trend's primary, near term business objective is to raise sufficient capital to retain the Company's current mineral properties, to explore them and acquire additional projects, and to pay Trend's general and administrative expenses. On August 23rd, 2004, the Company made land payments and paid filing fees of about $76,000 to retain control of these properties. The Company has budgeted approximately $40,000 per month to cover Trend's accounting and legal fees and general and administrative expenses. The Company may also enter into payment arrangement plans with creditors which could add between $10,000 and $20,000 per month to this monthly budget figure. In that case, the Company's monthly budget would rise to between $50,000 and $60,000 per month.

ITEM 7. FINANCIAL STATEMENTS

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                       18

FINANCIAL STATEMENTS

      Balance Sheets                                                          19

      Statements of Operations and Comprehensive Loss                         20

      Statement of Stockholders' Equity (Deficit)                             21

      Statements of Cash Flows                                                23

NOTES TO THE FINANCIAL STATEMENTS                                             24

Board of Directors
Trend Mining Company
Littleton, Colorado

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Trend Mining Company (an exploration stage company) as of September 30, 2004 and 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from October 1, 1996 (inception of exploration stage) to September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trend Mining Company as of September 30, 2004 and 2003 and the results of its operations, stockholders' equity (deficit) and its cash flows for the years then ended, and for the period from October 1, 1996 (inception of exploration stage) to September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 3, 2005

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS

                                                                           September 30,  September 30,
                                                                               2004           2003
                                                                           -------------  -------------
ASSETS

CURRENT ASSETS
      Cash                                                                  $     8,313    $     2,558
      Prepaid Expenses                                                            2,948             --
                                                                            -----------    -----------
           Total Current Assets                                                  11,261          2,558
                                                                            -----------    -----------

MINERAL PROPERTIES                                                                   --             --

PROPERTY AND EQUIPMENT, net of depreciation                                       6,631          5,172

OTHER ASSETS
      Investments                                                                    --         57,300
                                                                            -----------    -----------

TOTAL ASSETS                                                                $    17,892    $    65,030
                                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable                                                      $   205,686    $   146,419
      Accounts payable - checks in excess of bank balance                            --          3,297
      Accrued expenses                                                           75,780             --
      Interest payable                                                          125,561        135,425
      Notes payable to related parties                                        1,032,857      1,097,857
                                                                            -----------    -----------
           TOTAL CURRENT LIABILITIES                                          1,439,884      1,382,998
                                                                            -----------    -----------

COMMITMENTS AND CONTINGENCIES                                                        --             --

STOCKHOLDERS' DEFICIT
      Preferred stock,  $0.01 par value, 20,000,000 shares
           authorized; 0 and 1 share issued and outstanding, respectively            --             --
      Common stock,  $0.01 par value, 100,000,000
           shares authorized; 35,967,715 and
           33,229,085 shares issued and outstanding, respectively               359,677        332,291
      Additional paid-in capital                                              7,308,621      6,246,963
      Stock options and warrants                                                974,268      1,383,042
      Pre-exploration stage accumulated deficit                                (558,504)      (558,504)
      Accumulated deficit during exploration stage                           (9,506,054)    (8,723,560)
      Other comprehensive income                                                     --          1,800
                                                                            -----------    -----------
           TOTAL STOCKHOLDERS' DEFICIT                                       (1,421,992)    (1,317,968)
                                                                            -----------    -----------

TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIT                                                 $    17,892    $    65,030
                                                                            ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                            Period from
                                                                                          October 1, 1996
                                                                                           (Inception of
                                                                                          Exploration Stage)
                                                            Year Ended      Year Ended          to
                                                           September 30,   September 30,    September 30,
                                                                2004            2003            2004
                                                           -------------   -------------  ------------------

REVENUES                                                    $         --    $         --    $         --
                                                            ------------    ------------    ------------

EXPENSES
      Exploration expense                                         19,809         144,279       2,928,875
      General and administrative                                 314,159         468,098       2,578,148
      Officers and directors compensation                        273,794         143,256       1,659,190
      Legal and professional                                     268,101          48,506       1,405,879
      Depreciation                                                 2,900          10,590          51,876
                                                            ------------    ------------    ------------
           Total Expenses                                        878,763         814,728       8,623,968
                                                            ------------    ------------    ------------

OPERATING LOSS                                                  (878,763)       (814,728)     (8,623,968)
                                                            ------------    ------------    ------------

OTHER INCOME (EXPENSE)
      Dividend and interest income                                    --              --           6,398
      Gain (loss) on disposition and impairment of assets             --           2,335        (177,519)
      Gain (loss) on investment sales                            (40,733)         30,692         (63,813)
      Gain on sale of internal securites                         210,194              --         210,194
      Financing expense                                               --        (223,600)     (1,135,113)
      Interest expense                                           (92,322)        (84,010)       (316,136)
      Other income                                                16,412              --          26,757
      Forgiveness of debt                                          2,718         122,354         567,146
                                                            ------------    ------------    ------------
           Total Other Income (Expense)                           96,269        (152,229)       (882,086)
                                                            ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                                        (782,494)       (966,957)     (9,506,054)

INCOME TAXES                                                          --              --              --

                                                            ------------    ------------    ------------
NET LOSS                                                        (782,494)       (966,958)     (9,506,054)
                                                            ------------    ------------    ------------

OTHER COMPREHENSIVE INCOME
      Change in market value of investments                           --           1,800           1,800
                                                            ------------    ------------    ------------

NET COMPREHENSIVE LOSS                                      $   (782,494)   $   (965,158)   $ (9,504,254)
                                                            ============    ============    ============


BASIC AND DILUTED NET LOSS PER SHARE                        $      (0.02)   $      (0.03)
                                                            ============    ============

WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                               34,187,607      28,928,582
                                                            ============    ============

   The accompanying notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                               Common Stock
                                        ----------------------    Additional     Stock                     Other
                                           Number                  Paid-in     Options and  Accumulated Comprehensive
                                         of Shares     Amount      Capital      Warrants      Deficit    Income (Loss)    Total
                                        -----------  ----------  -----------   ----------   ----------- -------------- -----------

Balance, October 1, 1996                  1,754,242  $   17,542  $   663,218   $       --   $  (558,504)  $       --   $   122,256

Common stock issuances as follows:
   - for cash at $0.50 per share            200,000       2,000       98,000           --            --           --       100,000
   - for payment of liabilities
      and expenses at $0.50
      per share                              45,511         455       22,301           --            --           --        22,756

Net loss for the year ended
 September 30, 1997                              --          --           --           --      (128,614)          --      (128,614)
                                        -----------  ----------  -----------   ----------   -----------   ----------   -----------
Balance, September 30, 1997               1,999,753      19,997      783,519           --      (687,118)          --       116,398

Issuance of common stock as
 follows:
   - for mineral property at
      $0.50 per share                       150,000       1,500       73,500           --            --           --        75,000
   - for lease termination at
      $0.50 per share                        12,000         120        5,880           --            --           --         6,000
   - for debt at $0.50 per share             80,000         800       39,200           --            --           --        40,000
   - for cash at $0.20 per share              7,500          75        1,425           --            --           --         1,500
   - for compensation at $0.50
      per share                               9,000          90        4,410           --            --           --         4,500

Issuance of stock options for
 financing activities                            --          --           --        2,659            --           --         2,659

Net loss for the year ended
 September 30, 1998                              --          --           --           --      (119,163)          --      (119,163)

Change in market value of
 investments                                     --          --           --           --            --      117,080       117,080
                                        -----------  ----------  -----------   ----------   -----------   ----------   -----------
Balance, September 30, 1998               2,258,253      22,582      907,934        2,659      (806,281)     117,080       243,974

Common stock issuances as follows:
   - for cash at an average of
      $0.07 per share                       555,000       5,550       35,450           --            --           --        41,000
   - for prepaid expenses at
      $0.33 per share                        50,000         500       16,000           --            --           --        16,500
   - for consulting services at
      an average of $0.20 per share         839,122       8,391      158,761           --            --           --       167,152
   - for mineral property at
      $0.13 per share                       715,996       7,160       82,470           --            --           --        89,630
   - for officers' compensation
      at an average of $0.24
      per share                             300,430       3,004       70,522           --            --           --        73,526
   - for debt,  investment and
      expenses at $0.30 per share             9,210          92        2,671           --            --           --         2,763
   - for directors' compensation
      at an average of $0.25 per share       16,500         165        3,960           --            --           --         4,125
   - for rent at $0.25 per share              1,000          10          240           --            --           --           250
   - for equipment at $0.30
      per share                             600,000       6,000      174,000           --            --           --       180,000

Net loss for the year ended
 September 30, 1999                              --          --           --           --      (716,759)          --      (716,759)

Other comprehensive loss                         --          --           --           --            --      (79,179)      (79,179)
                                        -----------  ----------  -----------   ----------   -----------   ----------   -----------
Balance, September 30, 1999               5,345,511  $   53,454  $ 1,452,007   $    2,659   $(1,523,040)  $   37,901   $    22,982
                                        -----------  ----------  -----------   ----------   -----------   ----------   -----------

Balance, September 30, 1999               5,345,511  $   53,454  $ 1,452,007   $    2,659   $(1,523,040)  $   37,901   $    22,982

Common stock and option issuances
 as follows:
   - for employee, officer and
      director compensation at
      an average of $0.61 per share         231,361       2,314      140,446       15,820            --           --       158,580
   - for officers' and directors'
      compensation at an average
      of $1.19 per share                     11,500         115       13,615           --            --           --        13,730
   - for services at an average
      of $0.47 per share                    530,177       5,302      246,333           --            --           --       251,635
   - for mineral property at
      $0.89 per share                     1,000,000       1,000       88,000           --            --           --        89,000
   - for investments at $0.33
      per share                             200,000       2,000       64,000           --            --           --        66,000
   - for cash at $0.08 per share            456,247       4,562       28,969           --            --           --        33,531
   - for cash, options and
      warrants                              100,000      10,000        2,414       87,586            --           --       100,000
   - for incentive fees at
      $0.33 per share                        65,285         653       20,891           --            --           --        21,544
   - for deferred mineral
      property acquisition costs
      at $0.13 per share                    129,938       1,299       14,943           --            --           --        16,242
   - for modification of
      stockholder agreement at
      $0.60 per share                       200,000       2,000      118,000       30,000            --           --       150,000
   - for modification of
      stockholder agreement                      --          --        4,262       10,379            --           --        14,641
   - from exercise of options
      at $0.12 per share                  9,962,762      99,628    1,103,016      (37,524)           --           --     1,165,120

Cash received for the issuance of
 common stock warrants for
 7,979,761 shares of stock                       --          --           --       10,000            --           --        10,000

Miscellaneous common stock
 adjustments                                     (5)         --           --           --            --           --            --

Net loss for the year ended
 September 30, 2000                              --          --           --           --    (2,186,541)          --    (2,186,541)

Other comprehensive income (loss)                --          --           --           --            --      (38,314)      (38,314)

                                        -----------  ----------  -----------   ----------   -----------   ----------   -----------
Balance, September 30, 2000              18,232,776  $  182,327  $ 3,296,896   $  118,920   $(3,709,581)  $     (413)  $  (111,850)
                                        -----------  ----------  -----------   ----------   -----------   ----------   -----------

   The accompanying notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

                                           Common Stock
                                    ----------------------    Additional     Stock                        Other
                                       Number                  Paid-in     Options and  Accumulated    Comprehensive
                                     of Shares     Amount      Capital      Warrants      Deficit       Income (Loss)   Total
                                    -----------  ----------  -----------  ------------  -----------    --------------  -----------

Balance, September 30, 2000          18,232,776   $182,327   $3,296,896   $   118,920   $ (3,709,581)   $  (413)       $  (111,850)

Common stock and option
 issuances as follows:
     - for cash of $1.00 per
        share                           192,000      1,920      190,080            --             --         --            192,000
     - for cash and
        consulting services
        from options for
        $0.39 per share                  33,333        333       12,737        (3,070)            --         --             10,000
     - for services at an
        average of $0.92
        per share                        13,700        137       12,463            --             --         --             12,600
     - for officer and
        employee compensation
        at $1.13 per share                5,200         52        5,828            --             --         --              5,880
     - for payment of accrued
        officer's compensation
        at $1.35 per share               10,000        100       13,400            --             --         --             13,500
     - for consulting services
        at an ave of $0.77 per
        share                            45,461        455       34,247            --             --         --             34,702
     - for directors'
        compensation at $0.85
        per share                        75,000        750       63,000            --             --         --             63,750
     - for modification of
        contract at $0.78 per
        share                             3,000         30        2,310            --             --         --              2,340
     - for interest payment on
        contract at an average
        of $0.80 per share               10,000        100        7,900            --             --         --              8,000
     - for mineral property
        expenses at $0.85 per
        share                             1,000         10          840            --             --         --                850
     - for debt at $1.00 per
        share                           134,500      1,345      133,155            --             --         --            134,500

Options issued to officers,
 directors and employees for
 services                                    --         --           --       354,000             --         --            354,000

Warrants issued as follows:
     - for consulting services               --         --           --       170,521             --         --            170,521
     - for loan agreements                   --         --           --       141,547             --         --            141,547
     - for extension of
        exercise period on
        outstanding warrants                 --         --           --       608,058             --         --            608,058

Net loss for the year ended
 September 30, 2001                          --         --           --            --     (3,437,354)        --         (3,437,354)

Other comprehensive income                   --         --           --            --             --        413                413
                                     ----------   --------   ----------   -----------   ------------    -------        -----------
Balance, September 30, 2001          18,755,970   $187,559   $3,772,856   $ 1,389,976   $ (7,146,935)   $    --        $(1,796,543)
                                     ----------   --------   ----------   -----------   ------------    -------        -----------

Balance, September 30, 2001          18,755,970   $187,559   $3,772,856   $ 1,389,976   $ (7,146,935)   $    --        $(1,796,543)

Common stock issuances as
 follows:
     - for cash at $0.10 per
        share                         2,500,000     25,000      225,000            --             --         --            250,000
     - for a note payable at
        $1.00 per share                  25,000        250       24,750            --             --         --             25,000
     - for consulting fees
        payable at $0.55 per
        share                            12,536        126        6,769            --             --         --              6,895
     - for mineral properties
        at $0.70 per share            1,100,000     11,000      759,000            --             --         --            770,000
     - for services at an
        average of $0.49 per
        share                           112,500      1,125       53,625            --             --         --             54,750
     - for financing expense
        at an average of $0.44
        per share                        82,429        824       35,369            --             --         --             36,193

Options issued to officers,
 directors and employees
 for services                                --         --           --        29,528             --         --             29,528

Warrants issued as follows:                  --
     - for loan agreements                   --         --           --        55,352             --         --             55,352

Expiration of stock options
 and warrants                                --         --       91,814       (91,814)            --         --                 --

Interest expense forgiven by
 shareholders                                --         --       42,950            --             --         --             42,950

Net loss for the year ended
 September 30, 2002                          --         --           --            --     (1,168,171)        --         (1,168,171)
                                     ----------   --------   ----------   -----------   ------------    -------        -----------
                                     ----------   --------   ----------   -----------   ------------    -------        -----------
Balance, September 30, 2002          22,588,435    225,884    5,012,133     1,383,042     (8,315,106)        --         (1,694,046)

Common stock issuances as
 follows:
     - miscellaneous common
        stock adjustment                 29,555        296           --            --             --         --                296
     - for cash at $0.10 per
        share                         5,500,000     55,000      495,000            --             --         --            550,000
     - for consulting services
        at an average of $0.15
        per share                     1,763,779     17,638      243,362            --             --         --            261,000
     - for loans payable at an
        average of $0.10 per
        share                           369,160      3,692       33,225            --             --         --             36,917
     - for prior period
        services at an average
        of $.13 per share               245,000      2,450       30,550            --             --         --             33,000
     - for investments at
        $0.21 per share                 450,000      4,500       88,668            --             --         --             93,168
     - to officers and
        directors for services
        at $.10 per share             1,423,156     14,232      129,024            --             --         --            143,256
     - penalty shares at $.26
        per share                       860,000      8,600      215,000            --             --         --            223,600

Change in marekt value of
 investments                                 --         --           --            --             --      1,800              1,800

Net loss for the year ended
 September 30, 2003                          --         --           --            --       (966,958)        --           (966,958)
                                     ----------   --------   ----------   -----------   ------------    -------        -----------
Balance, September 30, 2003          33,229,085   $332,291   $6,246,963   $ 1,383,042   $ (9,282,064)   $ 1,800        $(1,317,968)
                                     ----------   --------   ----------   -----------   ------------    -------        -----------

Balance, September 30, 2003          33,229,085   $332,291   $6,246,963   $ 1,383,042   $ (9,282,064)   $ 1,800        $(1,317,968)
                                     ----------   --------   ----------   -----------   ------------    -------        -----------

Common stock issuances as
 follows:
     - for cash at $0.20 per
        share                         1,675,000     16,750      318,250            --             --         --            335,000
     - for consulting services
        at an average of $0.35
        per share                       162,500      1,625       54,800            --             --         --             56,425
     - for accounts payable at
        an average of $.24 per
        share                           626,130      6,261      144,584            --             --         --            150,845
     - for investments at
        $0.20 per share                 125,000      1,250       23,750            --             --         --             25,000
     - to officers and
        directors for services
        at $.12 per share               150,000      1,500       16,500            --             --         --             18,000

Expired options & warrants                   --         --      503,774      (503,774)            --         --                 --

Options issued to officers and
 directors for services                      --         --           --        95,000             --         --             95,000
                                                                                                                       -----------
Change in market value of
 investments                                 --         --           --            --             --     (1,800)            (1,800)

Net loss for the year ended
 September 30, 2004                          --         --           --            --       (782,494)        --           (782,494)
                                     ----------   --------   ----------   -----------   ------------    -------        -----------
Balance, September 30, 2004          35,967,715   $359,677   $7,308,621   $   974,268   $(10,064,558)   $    --        $(1,421,992)
                                     ==========   ========   ==========   ===========   ============    =======        ===========

   The accompanying notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                                  Period from
                                                                                                                October 1, 1996
                                                                                                                 (Inception of
                                                                                                                Exploration Stage)
                                                                                Year Ended        Year Ended          to
                                                                               September 30,     September 30,    September 30,
                                                                                   2004             2003             2004
                                                                               -------------     -------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $(782,494)       $(966,958)       $(9,506,054)
   Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation                                                                    2,900           10,590             51,876
     Loss (Gain) on investment sales                                                40,733          (30,692)            68,969
     Gain on sale of internal securities                                          (210,194)              --           (210,194)
     Loss (Gain) on disposition and impairment of assets                                --           (2,335)           185,891
     Gain on sale of mineral property claims for securities                             --               --               (500)
     Gain on trade-in of property and equipment                                         --               --             (7,872)
     Gain on settlement of vendor account                                          (16,412)        (122,354)          (138,766)
     Interest expense forgiven by related parties                                   (2,718)              --             20,848
     Common stock issued for services
     and expenses                                                                   56,425          294,000            983,974
     Common stock issued for payables and accrued expenses                         150,845           36,917            219,657
     Common stock and options issued as compensation                               113,000          143,256            977,375
     Stock options and warrants issued for financing activities                         --               --            822,257
     Common stock issued for investments                                            25,000           93,168            185,168
     Common stock and warrants issued to acquire mineral
     property options                                                                   --               --          1,114,873
     Warrants issued for consulting fees                                                --               --            170,521
     Common stock issued for incentive fees                                             --               --             21,544
     Investment traded for services                                                     --           23,400             45,939
   Changes in assets and liabilities:
     Prepaid expenses & inventory                                                   (2,948)              --                857
     Accounts payable                                                               75,679         (345,535)           315,469
     Accounts payable - checks in excess of bank balance                            (3,297)           3,304                  7
     Accrued expenses                                                               75,780         (100,542)             1,595
     Interest payable                                                               (7,026)          83,374             99,503
                                                                                 ---------        ---------        -----------
   Net cash used by operating activities                                          (509,727)        (880,407)        (4,602,073)
                                                                                 ---------        ---------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                                    --               --             35,126
     Purchase of fixed assets                                                       (4,358)              --             (4,358)
     Purchase of mining claim                                                           --               --                 --
     Proceeds from sale of mineral property                                             --               --             20,000
     Purchase of furniture and equipment                                                --               --            (41,695)
     Proceeds from investments sold                                                 39,646           42,084            183,161
                                                                                 ---------        ---------        -----------
   Net cash provided (used) by investing activities                                 35,288           42,084            192,234
                                                                                 ---------        ---------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable and short-term borrowings                          (112,500)          (3,300)          (124,556)
     Proceeds from internal securities sale                                        210,194               --            210,194
     Sale of warrants for common stock                                                  --               --             10,000
     Proceeds from short-term borrowings                                            47,500           68,300          1,469,157
     Sale of common stock, subscriptions
     and exercise of options                                                       335,000          550,000          2,693,151
     Issuance of penalty shares                                                         --          223,600            223,600
                                                                                 ---------        ---------        -----------
   Net cash provided by financing activities                                       480,194          838,600          4,257,946
                                                                                 ---------        ---------        -----------

NET INCREASE (DECREASE) IN CASH                                                      5,755              277              4,706

CASH, BEGINNING OF PERIOD                                                            2,558            2,281              3,607
                                                                                 ---------        ---------        -----------

CASH, END OF PERIOD                                                              $   8,313        $   2,558        $     8,313
                                                                                 =========        =========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                 $      --        $      --        $     3,512
   Income taxes paid                                                             $      --        $      --        $        --

NON-CASH FINANCING AND INVESTING ACTIVITIES:
   Common stock and warrants issued to acquire
   mineral properties                                                            $      --        $      --        $   344,873
   Common stock issued to acquire mineral property                               $      --        $      --        $   845,000
   Common stock issued for acquisition of
   mining equipment                                                              $      --        $      --        $   180,000
   Common stock issued for services and expenses                                 $  56,425        $ 294,000        $   983,974
   Common stock issued for investment                                            $  25,000        $  93,168        $   185,168
   Common stock issued for payables and accrued expenses                         $ 150,845        $  36,917        $   219,657
   Common stock issued for incentive fees                                        $      --        $      --        $    21,544
   Common stock and options issued as compensation                               $ 113,000        $ 143,256        $   977,375
   Stock options  and warrants issued for financing activitie$                          --        $      --        $   822,257
   Warrants issued for consulting fees                                           $      --        $      --        $   170,521
   Deferred acquisition costs on mining property                                 $      --        $      --        $    46,242
   Purchase of equipment with financing agreement                                $      --        $      --        $    21,814
   Investments received for mineral property                                     $      --        $      --        $     5,500
   Investments traded for services                                               $      --        $  23,400        $    45,939
   Equipment for loans payable                                                   $      --        $      --        $     4,500

   The accompanying notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Trend Mining Company (formerly Silver Trend Mining Company) ("the Company" or "Trend") was incorporated on September 7, 1968 under the laws of the State of Montana for the purpose of acquiring, exploring and developing mining properties. From 1984 to late 1996, the Company was dormant. In November 1998, the Company changed its focus to exploration for platinum and palladium related metals primarily in the United States. In February of 1999, the Company changed its name to Trend Mining Company to better reflect the Company's change of focus and diversification into platinum group metals. In 2004, the Company further diversified into uranium properties although actual exploration has not yet commenced. The Company conducts operations primarily from its offices in Littleton, Colorado. The Company has a September 30 fiscal year-end.

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

The Company is actively seeking additional capital. Management believes that additional stock can be sold, or additional debt financing secured, to enable the Company to continue to fund its property maintenance and exploration activities.

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

Outstanding options and warrants representing an aggregate potential conversion into 10,068,174 and 10,060,856 shares of common stock as of September 30, 2004 and 2003, respectively, have been excluded from the calculation of diluted loss per share as they would be antidilutive.

Cash and Cash Equivalents

For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Compensated Absences

The Company's employees are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service and other factors. The Company estimates that the amount of compensation for future absences is minimal and immaterial for the periods ended September 30, 2004 and 2003. Accordingly, no liability has been recorded in the financial statements.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Amounts are reported net of tax and include unrealized gains or losses on available for sale securities.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (hereinafter "SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which is effective for the Company as of January 1, 2001. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

During the years ended September 30, 2004 and 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Employee and Non-Employee Stock Compensation

The Company values common stock issued without restrictions to employees and non-employees for services, property and investments at the fair market value of the common stock, which is the closing price of Company stock on the day of issuance. If no trading occurred on a date of issuance, then the fair market value used is the lower of the closing prices on the first previous day or the first following day on which the Company's stock was traded. The Company may issue stock with restrictions at a reasonable discount to other values.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the years ended September 30, 2004 and 2003 were $19,809 and $144,279, respectively. As of September 30, 2004, cumulative exploration costs expensed during the Company's exploration stage totaled $2,928,875.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial
Instruments," include cash, investment in securities available-for-sale, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2004. Investment in securities available-for-sale is recorded at fair value at September 30, 2004.

Going Concern

As shown in the accompanying financial statements, at September 30, 2004, the Company has limited cash, has negative working capital, has no revenues, has incurred a net loss of $782,494 for the fiscal year, and has an exploration stage accumulated deficit of $9,506,054. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company estimates that approximately $1,300,000 is required to fund operations of the Company for the next 12 months assuming minimal exploration activities. The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing in order for the Company to continue to operate based on current expense projections. See Note 13 on subsequent events.

Impaired Asset Policy

The Company adopted Financial Accounting Standards Board Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." In complying with these standards, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts whenever events or changes in circumstances indicate that an asset may not be recoverable. Properties are acquired and recorded at fair values negotiated in arm's length transactions. The Company expenses the exploration and maintenance of its properties and claims. If results of exploration warrant an assessment of the carrying value of a mineral property's acquisition cost, or if the Company has an indication that a property's recorded fair value has declined, such costs will be reviewed and the related impairment, if any, will be recognized at that time. NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

Investment Policies

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

Option and Warrant Fair Value Calculations

The Company utilizes the Black-Scholes valuation model to calculate the fair value of options and warrants issued for financing, acquisition, compensation and payment for services. The parameters used in such valuations include a risk free rate of 5%, the assumption that no dividends are paid, exercise periods ranging from 1 week to 3 years, depending upon the terms of the instrument issued, and a volatility factor for 2004 of 91%, which is calculated annually based on estimates of expected volatility, in accordance with Statement of Financial Accounting Standards No. 123. The Company did not issue any options or warrants during the fiscal year ended September 30, 2003, but issued 1,000,000 stock options at an exercise price of $.37 per share during fiscal 2004.

Recent Accounting Pronouncements

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

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" (hereinafter "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," (hereinafter "SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company currently reports stock issued to employees under the rules of SFAS No. 123. Accordingly there is no change in disclosure requirements due to SFAS No. 148.

In June 2002, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002, effective December 31, 2002 with early adoption encouraged. There has been no impact on the Company's financial position or results of operations resulting from the adoption of SFAS No. 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections," (hereinafter "SFAS No. 145") which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, and as a result, SFAS No. 64, which amended SFAS No. 4, was rescinded as it was no longer necessary. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications which have economic effects similar to those of sale-leaseback transactions. Management has determined that SFAS No. 145 did not effect the Company's financial position or results of operations, except for the need to classify debt extinguishments as ordinary.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and the adoption had no effect on the financial statements of the Company at September 30, 2004.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and the adoption had no effect on the financial statements of the Company at September 30, 2004.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter "SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. The Company has adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 has had no effect on the Company's financial statements as the Company does not currently have intangible assets with indefinite lives.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At September 30, 2004, the Company had net deferred tax assets, calculated at an expected rate of 30%, of approximately $1,681,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2004.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Provision for Taxes (continued)

The significant components of the Company's deferred tax assets are as follows:

                                                   September 30,   September 30,
                                                       2004             2003
                                                   -------------   -------------
Net operating losses                               $   7,921,000   $  7,140,000

Nondeductible stock options and warrants
issued under a non-qualified plan:                     2,320,000      2,320,000
                                                   -------------   -------------
    Net operating loss carryforward                $   5,601,000   $  4,820,000
                                                   -------------   -------------

Deferred tax asset                                 $   1,681,000   $  1,450,000
Deferred tax asset valuation allowance             $  (1,681,000)  $ (1,450,000)

At September 30, 2004, the Company had net operating loss carryforwards of approximately $5,601,000, which expire in the years 2004 through 2028. The net operating loss carryforwards do not include expenses that are not deductible for tax purposes, such as non qualified stock options and warrants, in the aggregate amount of $2,320,000 attributable to options and warrants issued to employees and consultants. The change in the allowance account from September 30, 2003 to September 30, 2004 was approximately $231,000.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

NOTE 3 - MINERAL PROPERTIES

During the fourth quarter of fiscal 2004, the Company reevaluated its property positions and determined that several of its projects did not hold potential for major mineral discoveries. While these projects have been demonstrated to host platinum, palladium, and/or gold mineralization, the quantities of such mineralization found to date do not exhibit characteristics that warrant continued exploration, and thus the Company has terminated its interests at Spruce Mountain, Douglas Creek, and Keystone, Wyoming; Hardrock Johnson, Nevada; and at McCormick Creek-Green Mountain, Montana. The following describes the Company's significant mineral properties at September 30, 2004:

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

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 3 - MINERAL PROPERTIES (CONTINUED)

Wyoming Properties (continued)

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

In 1999-2000, the Company staked additional claims at Lake Owen and an adjoining area, Albany West, and now holds 601 unpatented mining claims at the Lake Owen Project.

In March 2002, the Company issued 1,100,000 shares, valued at $770,000 in full satisfaction of cash commitments relating to exploration activities. The issuance of these shares resulted in the full ownership of the Lake Owen Project property by Trend Mining Company.

As noted above, the Company had also acquired other Wyoming projects that were evaluated and then terminated in 2004. These include 42 unpatented mining claims at Spruce Mountain, 34 unpatented mining claims at Douglas Creek, and 121 unpatented mining claims at its Keystone property At September 30, 2004, the Company retains a total of 601 unpatented mining claims in Albany County, Wyoming.

Nevada Properties

At September 30, 2004, the Company retains a 1.5% net smelter returns royalty interest in the Pyramid Mine, which consists of five unpatented lode mining claims within the Walker Indian Reservation near Fallon, Nevada, but has abandoned all other projects in the state of Nevada.

Peter Lake, Saskatchewan, Canada

As of September 30, 2004 the Company holds 7 mining claims covering 36,648 hectares (141 square miles) in the Peter Lake Domain of Saskatchewan. The Peter Lake Domain is recognized to host known occurrences of copper-nickel and platinum-palladium mineralization. The Company plans a broad reconnaissance program to search for extractable concentrations of such mineralization. The Company's position at Peter Lake evolved as follows:

In August 2000, the Company staked five claims comprising about 26,253 hectares (101 square miles) in northern Saskatchewan. In 2002, the Company allowed these claims to lapse and subsequently restaked them plus one additional claim comprising 5,543 hectares (21 square miles).

Diabase Peninsula, Cree Lake Area, Saskatchewan, Canada

On September 15, 2004, the Company announced that it had diversified into uranium exploration with the staking of a mining claim comprising approximately 940 hectares (approximately 4 square miles) in the Athabasca Basin of Saskatchewan. See Note 13.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

In October 2002, the Company and Mr. Kaplan reached an agreement canceling this one share.

Common Stock

On March 28, 2001, the Company completed its reincorporation in Delaware. Under its amended certificate of incorporation, Trend authorized the issuance of 100,000,000 shares of common stock with a par value of $0.01 per share.

During the year ended September 30, 2004, the Company issued 626,130 share of common stock valued at $150,845 for accounts payable, 125,000 shares of common stock valued at $25,000 for investments, 312,500 shares of common stock valued at $74,425 for services, 180,000 shares of common stock valued at $36,000 for director, officer and employee compensation, and 1,675,000 shares of common stock for $335,000 cash

During the year ended September 30, 2003, the Company issued 369,160 shares of common stock valued at $36,917 for loans and expenses payable to two individuals, 450,000 shares of common stock valued at $93,168 for investments, 2,008,779 shares of common stock valued at $294,000 for services, 860,000 shares of common stock valued at $223,600 for financing expense, 1,423,156 shares of common stock valued at $143,256 for director, officer and employee compensation, and 5,500,000 shares of common stock for $550,000 cash.

See Note 5 regarding future loan repayments in units of Trend securities.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 4 - CAPITAL STOCK (CONTINUED)

Common Stock (continued)

The following table discloses the Company's stock and equity transactions during its exploration stage. This information meets the disclosure requirements of Statement of Financial Accounting Standards No. 7 for development and exploration stage disclosures. The following abbreviations are used in the table: CS for common stock; OPT for options; and WAR for warrants.

---------------------------------------------------------------------------------------------------------------------------------
                                                           COMMON    ADDITIONAL               NUMBER      NUMBER      VALUE OF
                                    NUMBER OF    PRICE     STOCK      PAID-IN      TOTAL        OF          OF        OPTIONS/
                         ISSUE DATE  SHARES    PER SHARE   AMOUNT     CAPITAL      AMOUNT     OPTIONS    WARRANTS     WARRANTS
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 1,
1996                                 1,754,242  $       -   $ 17,542   $ 663,218   $ 680,760                            $       -
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
CS for Cash              03/25/1997    200,000       0.50      2,000      98,000     100,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Payment of
liabilities and
expenses                 09/30/1997     45,511       0.50        455      22,301      22,756
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30,
1997                                 1,999,753                19,998     783,518     803,516
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
CS for Mineral property  07/23/1998    150,000       0.50      1,500      73,500      75,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash              07/23/1998      7,500       0.20         75       1,425       1,500
---------------------------------------------------------------------------------------------------------------------------------
CS for Lease
termination              07/23/1998     12,000       0.50        120       5,880       6,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Debt              07/23/1998     80,000       0.50        800      39,200      40,000
---------------------------------------------------------------------------------------------------------------------------------
OPT for Financing        09/24/1998                                                              180,000                    2,659
---------------------------------------------------------------------------------------------------------------------------------
CS for Compensation      09/30/1998      9,000       0.50         90       4,410       4,500
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30,
1998                                 2,258,253                22,583     907,933     930,516     180,000                    2,659
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
CS for Debt,
investment and expenses  10/12/1998      9,210       0.30         92       2,671       2,763
---------------------------------------------------------------------------------------------------------------------------------
CS for Equipment         10/30/1998    600,000       0.30      6,000     174,000     180,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash              11/28/1998      5,000       0.20         50         950       1,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Officers'
compensation             12/31/1998     30,858       0.44        309      13,191      13,500
---------------------------------------------------------------------------------------------------------------------------------
CS for Directors'
compensation             01/25/1999     16,500       0.25        165       3,960       4,125
---------------------------------------------------------------------------------------------------------------------------------
CS for Officers'
compensation             01/31/1999      8,572       0.35         86       2,914       3,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Officers'
compensation             03/31/1999     24,000       0.25        240       5,760       6,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                 03/31/1999      6,000       0.25         60       1,440       1,500
---------------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                 04/30/1999     32,000       0.28        320       8,640       8,960
---------------------------------------------------------------------------------------------------------------------------------
CS for Officers'
compensation             04/30/1999     12,000       0.28        120       3,240       3,360
---------------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                 05/31/1999     73,333       0.25        733      17,600      18,333
---------------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                 06/30/1999     34,353       0.25        344       8,244       8,588
---------------------------------------------------------------------------------------------------------------------------------
CS for Officers'
compensation             06/30/1999     50,000       0.16        500       7,500       8,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                 06/30/1999     95,833       0.16        958      14,375      15,333
---------------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                 07/06/1999      5,000       0.25         50       1,200       1,250
---------------------------------------------------------------------------------------------------------------------------------
OPT for Financing
activities               07/22/1999                                                               50,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Mineral
property option          07/27/1999    715,996       0.13      7,160      82,471      89,631
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash              07/29/1999     33,333       0.15        333       4,667       5,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                 07/30/1999    146,603       0.12      1,466      16,126      17,592
---------------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                 07/31/1999    133,697       0.12      1,337      14,707      16,044
---------------------------------------------------------------------------------------------------------------------------------
CS for Officers'
compensation             07/31/1999     41,667       0.12        417       4,583       5,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash              08/04/1999     16,667       0.15        167       2,333       2,500
---------------------------------------------------------------------------------------------------------------------------------
CS for Rent              08/09/1999      1,000       0.25         10         240         250
---------------------------------------------------------------------------------------------------------------------------------
OPT for Financing
activities               08/13/1999                                                              100,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash              08/15/1999     50,000       0.05        500       2,000       2,500
---------------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                 08/17/1999      5,000       0.25         50       1,200       1,250
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash              08/17/1999    100,000       0.05      1,000       4,000       5,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash              08/26/1999    100,000       0.10      1,000       9,000      10,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                 08/31/1999    159,750       0.25      1,598      38,341      39,938
---------------------------------------------------------------------------------------------------------------------------------
CS for Prepaid expenses  09/10/1999     50,000       0.33        500      16,000      16,500
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash              09/10/1999     50,000       0.10        500       4,500       5,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash              09/13/1999    200,000       0.05      2,000       8,000      10,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                 09/30/1999     80,053       0.26        801      20,013      20,814
---------------------------------------------------------------------------------------------------------------------------------
CS for Officers'
compensation             09/30/1999    133,333       0.26      1,333      33,334      34,667
---------------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                 09/30/1999     67,500       0.26        675      16,875      17,550
---------------------------------------------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30,
1999                                 5,345,511                53,455   1,452,009   1,505,464     330,000                    2,659
---------------------------------------------------------------------------------------------------------------------------------

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 4 - CAPITAL STOCK (CONTINUED)

Common Stock (continued)

---------------------------------------------------------------------------------------------------------------------------------
                                                           COMMON    ADDITIONAL               NUMBER      NUMBER      VALUE OF
                                    NUMBER OF    PRICE     STOCK      PAID-IN      TOTAL        OF          OF        OPTIONS/
                         ISSUE DATE  SHARES    PER SHARE   AMOUNT     CAPITAL      AMOUNT     OPTIONS    WARRANTS     WARRANTS
---------------------------------------------------------------------------------------------------------------------------------
 BALANCE SEPTEMBER 30,
 1999                                5,345,511  $       -   $ 53,455  $1,452,009  $1,505,464     330,000                  $ 2,659
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
 CS for Consulting
 services                10/04/1999     50,000       0.26        500      12,500      13,000
---------------------------------------------------------------------------------------------------------------------------------
 CS for Cash             10/22/1999     25,000       0.20        250       4,750       5,000
---------------------------------------------------------------------------------------------------------------------------------
 CS for Consulting
 services                10/31/1999    273,675       0.31      2,737      82,103      84,840
---------------------------------------------------------------------------------------------------------------------------------
 CS for Officers'
 compensation            11/30/1999     52,694       0.31        527      15,807      16,334
---------------------------------------------------------------------------------------------------------------------------------
 CS for Consulting
 services                11/30/1999      4,327       0.31         43       1,298       1,341
---------------------------------------------------------------------------------------------------------------------------------
 CS, OPT & WAR for Cash  12/31/1999  1,000,000      0.012     10,000       2,414      12,414   8,108,000   6,250,000       87,586
---------------------------------------------------------------------------------------------------------------------------------
 CS for Consulting
 services                12/31/1999      1,200       0.35         12         408         420
---------------------------------------------------------------------------------------------------------------------------------
 CS for Consulting
 services                01/04/2000     15,000       0.28        150       4,050       4,200
---------------------------------------------------------------------------------------------------------------------------------
 CS for Investments      01/15/2000    200,000       0.33      2,000      64,000      66,000
---------------------------------------------------------------------------------------------------------------------------------
 CS for Incentive fees   01/17/2000     65,285       0.33        653      20,891      21,544
---------------------------------------------------------------------------------------------------------------------------------
 OPT Expiration          01/22/2000                                                              (50,000)
---------------------------------------------------------------------------------------------------------------------------------
 CS for Cash             01/25/2000     14,286       0.35        143       4,857       5,000
---------------------------------------------------------------------------------------------------------------------------------
 CS for Cash from
 options                 02/22/2000  1,000,000      0.142     10,000     131,900     141,900  (1,000,000)                  (1,900)
---------------------------------------------------------------------------------------------------------------------------------
 CS & OPT for
 Employees' compensation 02/25/2000     16,667       0.66        167      10,833      11,000      33,333                    3,070
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Consulting
 services                02/29/2000     10,000       0.72        100       7,100       7,200
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Mineral property 03/24/2000     50,000       1.03        500      51,000      51,500
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Cash from
 options                 03/27/2000  2,500,000      0.142     25,000     329,750     354,750  (2,500,000)                  (4,750)
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Consulting
 services                03/31/2000     75,000       0.81        750      60,000      60,750
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Officers'
 compensation            03/31/2000      3,000       0.81         30       2,400       2,430
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Mineral property 04/04/2000     50,000       0.75        500      37,000      37,500
 --------------------------------------------------------------------------------------------------------------------------------
 CS & OPT for
 Directors' compensation 04/11/2000    150,000       0.70      1,500     103,500     105,000      67,000                   12,750
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Deferred
 mineral property
 acquisition costs       05/08/2000    129,938      0.125      1,299      14,943      16,242
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Consulting
 services                05/15/2000      9,975       0.63        100       6,184       6,284
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Cash             06/26/2000    416,961      0.056      4,170      19,361      23,531
 --------------------------------------------------------------------------------------------------------------------------------
 CS & WAR for
 Modification of
 stockholder agreement   06/26/2000    200,000       0.60      2,000     118,000     120,000                 200,000       30,000
 --------------------------------------------------------------------------------------------------------------------------------
 OPT & WAR for
 Modification of
 stockholder agreement   06/27/2000                                                            1,729,762   1,729,761       14,641
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Cash from
 options                 06/29/2000  1,597,588      0.064     15,976      86,740     102,716  (1,597,588)                  (2,716)
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Officers'
 compensation            06/30/2000      9,000       0.81         90       7,185       7,275
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Consulting
 services                06/30/2000      1,000       0.70         10         690         700
 --------------------------------------------------------------------------------------------------------------------------------
 OPT Agreement
 Modification            07/07/2000                                                             (127,500)
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Cash from
 options                 07/14/2000     10,000       0.30        100       2,900       3,000     (10,000)
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Cash from
 options                 07/21/2000  1,800,000      0.122     18,000     201,060     219,060  (1,800,000)                 (12,060)
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Cash from
 options                 07/26/2000    650,000      0.122      6,500      72,605      79,105    (650,000)                  (4,355)
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Officers'
 compensation            07/31/2000      3,000       1.24         30       3,690       3,720
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Cash from
 options                 08/01/2000     50,000       0.15        500       7,000       7,500     (50,000)
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Cash from
 options                 08/01/2000     50,000       0.30        500      14,500      15,000     (50,000)
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Cash from
 options                 08/14/2000     90,000      0.122        900      10,053      10,953     (90,000)                    (603)
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Cash from
 options                 08/24/2000  1,000,000      0.122     10,000     111,700     121,700  (1,000,000)                  (6,700)
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Directors'
 compensation            08/25/2000      1,500       1.00         15       1,485       1,500
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Cash from
 options                 08/31/2000     15,000       0.30        150       4,350       4,500     (15,000)
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Officers'
 compensation            08/31/2000      1,000       1.13         10       1,120       1,130
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Cash from
 options                 09/22/2000  1,200,174      0.122     12,002     134,720     146,722  (1,200,174)                  (8,702)
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Consulting
 services                09/22/2000     90,000       1.45        900      72,000      72,900
 --------------------------------------------------------------------------------------------------------------------------------
 CS for Officers'
 compensation            09/30/2000      6,000       1.35         60       8,040       8,100
 --------------------------------------------------------------------------------------------------------------------------------
 Cash for Warrants       09/30/2000                                                                                        10,000
 --------------------------------------------------------------------------------------------------------------------------------
 CS/ WAR Adjustment      09/30/2000         (5)
 --------------------------------------------------------------------------------------------------------------------------------

 --------------------------------------------------------------------------------------------------------------------------------
 BALANCE SEPTEMBER 30,
 2000                               18,232,776               182,328   3,296,897   3,479,225     127,833   8,179,761      118,920
 --------------------------------------------------------------------------------------------------------------------------------

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 4 - CAPITAL STOCK (CONTINUED)

Common Stock (continued)

---------------------------------------------------------------------------------------------------------------------------------
                                                           COMMON    ADDITIONAL               NUMBER      NUMBER      VALUE OF
                                    NUMBER OF    PRICE     STOCK      PAID-IN      TOTAL        OF          OF        OPTIONS/
                         ISSUE DATE  SHARES    PER SHARE   AMOUNT     CAPITAL      AMOUNT     OPTIONS    WARRANTS     WARRANTS
---------------------------------------------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30,
2000                                18,232,776  $       -  $ 182,328 $ 3,296,897 $ 3,479,225     127,833   8,179,761    $ 118,920
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
CS for Cash from
options                  10/10/2000     33,333       0.39        333      12,737      13,070     (33,333)                  (3,070)
---------------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                 10/15/2000     10,000       1.15        100      11,400      11,500
---------------------------------------------------------------------------------------------------------------------------------
CS for Officers'
compensation             10/31/2000      3,000       1.30         30       3,870       3,900
---------------------------------------------------------------------------------------------------------------------------------
WAR for Consulting
services                 11/01/2000                                                                          250,000      123,775
---------------------------------------------------------------------------------------------------------------------------------
CS for Employees'
compensation             12/06/2000      2,200       0.90         22       1,958       1,980
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash              12/20/2000    100,000       1.00      1,000      99,000     100,000
---------------------------------------------------------------------------------------------------------------------------------
WAR for Consulting
services                 12/31/2000                                                                          180,000       46,746
---------------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                 01/02/2001     10,000       1.35        100      13,400      13,500
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash              01/11/2001     47,000       1.00        470      46,530      47,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                 01/11/2001      3,407       1.00         34       3,373       3,407
---------------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                 01/23/2001        604       1.10          6         658         664
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash              01/24/2001     25,000       1.00        250      24,750      25,000
---------------------------------------------------------------------------------------------------------------------------------
WAR for Loan agreements  02/01/2001                                                                          285,000       76,551
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash              02/06/2001     20,000       1.00        200      19,800      20,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Consulting
services                 02/06/2001        483       1.00          5         478         483
---------------------------------------------------------------------------------------------------------------------------------
CS for Directors'
compensation             02/23/2001     75,000       0.85        750      63,000      63,750
---------------------------------------------------------------------------------------------------------------------------------
OPT for Director,
officer and employee
compensation             02/23/2001                                                            1,200,000                  354,000
---------------------------------------------------------------------------------------------------------------------------------
WAR for Loan agreements  03/12/2001                                                                           50,000       13,430
---------------------------------------------------------------------------------------------------------------------------------
WAR Extension of
exercise period          03/12/2001                                                                                       608,058
---------------------------------------------------------------------------------------------------------------------------------
CS for Modification of
contract                 03/22/2001      3,000       0.78         30       2,310       2,340
---------------------------------------------------------------------------------------------------------------------------------
CS for Interest
payments                 04/03/2001      5,000       0.83         50       4,100       4,150
---------------------------------------------------------------------------------------------------------------------------------
CS for Consulting
Services                 04/13/2001        967       0.98         10         938         948
---------------------------------------------------------------------------------------------------------------------------------
CS for Mineral
Property Expense         05/11/2001      1,000       0.85         10         840         850
---------------------------------------------------------------------------------------------------------------------------------
WAR for Loan agreement   07/01/2001                                                                          185,000       45,079
---------------------------------------------------------------------------------------------------------------------------------
CS for Services          07/31/2001     40,000       0.73        400      28,800      29,200
---------------------------------------------------------------------------------------------------------------------------------
CS for Interest
payments                 08/08/2001      5,000       0.77         50       3,800       3,850
---------------------------------------------------------------------------------------------------------------------------------
WAR Attached to note     08/16/2001                                                                           90,000        6,487
---------------------------------------------------------------------------------------------------------------------------------
CS for Services          08/28/2001      3,700     0.3037      1,063       1,100
---------------------------------------------------------------------------------------------------------------------------------
CS for Loans Payable     08/31/2001     92,000       1.00        920      91,080      92,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Loans Payable     09/28/2001     42,500       1.00        425      42,075      42,500
---------------------------------------------------------------------------------------------------------------------------------
Options Expired                                                                                 (319,700)
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30,
2001                                18,755,970               187,559   3,772,857   3,960,416     974,800   9,219,761    1,389,976
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
CS for Note Payable      10/08/2001     25,000       1.00        250      24,750      25,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Payable           10/24/2001     12,536       0.55        126       6,769       6,895
---------------------------------------------------------------------------------------------------------------------------------
WAR for Loan agreements  11/01/2001                                                                          129,445        9,876
---------------------------------------------------------------------------------------------------------------------------------
WAR Cancelled            11/15/2001                                        2,750       2,750                (275,000)      (2,750)
---------------------------------------------------------------------------------------------------------------------------------
CS for Financing
expense                   1/25/2002     64,429       0.45        644      28,349      28,993
---------------------------------------------------------------------------------------------------------------------------------
Interest Expense
forgiven by
shareholders              1/30/2002                                       42,950      42,950
---------------------------------------------------------------------------------------------------------------------------------
WAR Issued                1/30/2002                                                                          180,000       21,660
---------------------------------------------------------------------------------------------------------------------------------
CS for Financing
expense                    2/8/2002     18,000       0.40        180       7,020       7,200
---------------------------------------------------------------------------------------------------------------------------------
CS for Services            2/8/2002     60,000       0.40        600      23,400      24,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Services           2/22/2002     20,000       0.40        200       7,800       8,000
---------------------------------------------------------------------------------------------------------------------------------
OPT for Director,
officer and employee
compensation              3/12/2002                                                              307,800                   29,528
---------------------------------------------------------------------------------------------------------------------------------
Options Expired           3/12/2002                                       59,063      59,063    (196,863)                 (59,063)
---------------------------------------------------------------------------------------------------------------------------------
CS for Mineral
properties                3/20/2002  1,100,000       0.70     11,000     759,000     770,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Services           5/12/2002     32,500       0.70        325      22,425      22,750
---------------------------------------------------------------------------------------------------------------------------------
WAR for Loan agreements   6/30/2002                                                                          113,413       23,816
---------------------------------------------------------------------------------------------------------------------------------
WAR Expired               6/30/2002                                       30,001      30,001                (200,000)     (30,001)
---------------------------------------------------------------------------------------------------------------------------------
Options Expired           7/19/2002                                                              (12,500)
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash               9/30/2002  2,500,000       0.10     25,000     225,000     250,000
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30,
2002                                22,588,435               225,884   5,012,134   5,238,018   1,073,237   9,167,619    1,383,042
---------------------------------------------------------------------------------------------------------------------------------

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 4 - CAPITAL STOCK (CONTINUED)

Common Stock (continued)


---------------------------------------------------------------------------------------------------------------------------------
                                                           COMMON    ADDITIONAL               NUMBER      NUMBER      VALUE OF
                                    NUMBER OF    PRICE     STOCK      PAID-IN      TOTAL        OF          OF        OPTIONS/
                         ISSUE DATE  SHARES    PER SHARE   AMOUNT     CAPITAL      AMOUNT     OPTIONS    WARRANTS     WARRANTS
---------------------------------------------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30,
2002                                22,588,435              $225,884  $5,012,134  $5,238,018   1,073,237   9,167,619   $1,383,042
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Misc. Common Stock
Adjustment                  10/1/02     29,555       0.01        296                     296
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash                10/31/02  4,550,000       0.10     45,500     409,500     455,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Services            10/31/02    683,000       0.12      6,830      78,490      85,320
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash                11/12/02    600,000       0.10      6,000      54,000      60,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash                 12/4/02    100,000       0.10      1,000       9,000      10,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash                 1/14/03    250,000       0.10      2,500      22,500      25,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Investments          1/14/03    450,000       0.21      4,500      88,668      93,168
---------------------------------------------------------------------------------------------------------------------------------
CS for Note payable         1/14/03    369,160       0.10      3,692      33,224      36,916
---------------------------------------------------------------------------------------------------------------------------------
CS for Services             1/14/03    280,687       0.14      2,807      35,792      38,599
---------------------------------------------------------------------------------------------------------------------------------
CS for Services              4/1/03    142,592       0.21      1,426      28,574      30,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Services             4/11/03    150,000       0.17      1,500      24,000     25,500
---------------------------------------------------------------------------------------------------------------------------------
CS for Services             9/15/03    400,000       0.14      4,000      53,841     57,841
---------------------------------------------------------------------------------------------------------------------------------
CS for Director,
officer and employee
compensation                9/15/03  1,350,656       0.10     13,507     122,149     135,656
---------------------------------------------------------------------------------------------------------------------------------
CS for Services             9/30/03    425,000       0.15      4,250      60,091      64,341
---------------------------------------------------------------------------------------------------------------------------------
CS for Financing costs      9/30/03    860,000       0.26      8,600     215,000     223,600
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Balance September 30,
2003                                33,229,085               332,291   6,246,963   6,579,253   1,073,237   9,167,619    1,383,042
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash                05/06/04    250,000       0.20      2,500      47,500      50,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash                05/06/04    250,000       0.20      2,500      47,500      50,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash                05/07/04    550,000       0.20      5,500     104,500     110,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash                05/07/04    250,000       0.20      2,500      47,500      50,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash                05/10/04     50,000       0.20        500       9,500      10,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash                05/11/04    157,500       0.20      1,575      29,925      31,500
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash                05/11/04     17,500       0.20        175       3,325       3,500
---------------------------------------------------------------------------------------------------------------------------------
CS for Investment          05/13/04    125,000       0.20      1,250      23,750      25,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash                05/18/04     50,000       0.20        500       9,500      10,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash                05/18/04     45,000       0.20        450       8,550       9,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash                05/18/04      5,000       0.20         50         950       1,000
---------------------------------------------------------------------------------------------------------------------------------
CS for services            05/26/04    140,000       0.35      1,400      47,600      49,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Director,
officer and employee
compensation               06/03/04    180,000       0.20      1,800      34,200      36,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Services            06/09/04     22,500       0.33        225       7,200       7,425
---------------------------------------------------------------------------------------------------------------------------------
CS for Accounts Payable    08/20/04     13,630       0.20     136.30    2,625.70       2,762
---------------------------------------------------------------------------------------------------------------------------------
CS for Accounts Payable    08/20/04    160,000       0.20      1,600      30,400      32,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Services            08/20/04    150,000       0.20      1,500      28,500      30,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Accounts Payable    08/20/04     26,500       0.25        265    6,361.79       6,630
---------------------------------------------------------------------------------------------------------------------------------
CS for Accounts Payable    08/20/04     60,000       0.25        600   14,306.52      14,907
---------------------------------------------------------------------------------------------------------------------------------
CS for Accounts Payable    08/20/04     20,000       0.25        200       4,800       5,000
---------------------------------------------------------------------------------------------------------------------------------
CS for Accounts Payable    08/20/04    166,000       0.25       1660   39,889.64      41,550
---------------------------------------------------------------------------------------------------------------------------------
CS for Cash                09/09/04     50,000        .20        500       9,500      10,000
---------------------------------------------------------------------------------------------------------------------------------
Options issued to
officer and director                                                                           1,000,000                   95,000
---------------------------------------------------------------------------------------------------------------------------------
Expired options and
warrants                                                                 313,774                (873,237)   (299,445)    (313,774)
---------------------------------------------------------------------------------------------------------------------------------
Balance September 30,
2004                                35,967,715              $359,677  $7,118,621  $7,478,298   1,200,000   8,868,174   $1,164,268
---------------------------------------------------------------------------------------------------------------------------------

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS

On February 23, 2001, the Company's shareholders approved the adoption of the 2000 Equity Incentive Plan and the reservation of 5,000,000 shares of common stock for distribution under the plan. These shares and options to acquire those shares may be granted to the Company's employees, directors and consultants. The plan will terminate on January 4, 2011. The exercise price of options granted under this plan may not be less than the fair market price on the date of grant and in some cases not less than 110% of the fair market price. The terms, vesting schedule, transfer restrictions and expiration dates are to be determined by the Company's board of directors.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

In the Black-Scholes Option Price Calculations below, the Company used the following assumptions to estimate fair value: the risk-free interest rate was 5.0%, volatility was 91%, and a life of 3 years. The Company also assumed that no dividends would be paid on common stock.

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

Pursuant to a 2002 agreement ("the January 30, 2002 Financing Agreement") to readjust certain terms of loans and warrants, the Company borrowed an additional $150,000 from Electrum, and Electrum waived accrued interest owed by the Company as of January 29, 2002 totaling $37,384. In consideration of the

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

Electrum LLC/Tigris Financial Group Ltd. (continued) additional loan and waiver, the Company issued to Electrum additional warrants to purchase 150,000 shares of common stock for $1.00 per share through January 30, 2007. Electrum may, at its sole discretion, elect to be repaid the $150,000 loan by converting the amount outstanding into units of the Company's securities, at the rate of one unit per $0.50 of loans converted. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at a price of $0.50 per share, exercisable though January 30, 2007. In addition, the Company and Electrum agreed to amend the prior loan agreements to reduce the conversion rate of the existing units, previously at a rate of one unit per $1.25 of loans converted to a rate of one unit per $0.50 of loans converted, and to reduce the exercise price of the warrants included in the units from $1.50 to $.50 per share. In addition, the exercise price of warrants included in the units to purchase a total of 520,000 shares of common stock, owned by Electrum, was reduced from a price of $1.50 per share to $1.00 per share and the exercise term of each such warrant was extended for a period of one year.

As of September 30, 2004, Tigris and Electrum own approximately 15% of the Company's outstanding common stock and, assuming that Electrum exercises its warrants and that the Company has issued no other shares, would own approximately 31% of the Company's resultant (fully diluted) outstanding common stock.

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

The Company issued 1,000,000 options with a strike price of $.37 per share during the year ended September 30, 2004 to an officer and director. No warrants were issued in the current year, nor did the Company issue any options or warrants during the year ended September 30, 2003.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

Electrum LLC/Tigris Financial Group Ltd. (continued)

Following is a summary of stock options for the years ended September 30, 2004 and 2003:

                                                                 Weighted
                                                               Average Exercise
                                         Number of Shares          Price
                                         -----------------     ----------------
Outstanding at October 1, 2002               1,073,237          $        0.85
Granted                                             --                     --
Exercised                                           --                     --
Expired                                        (67,000)                  0.50
                                            ----------          -------------
Outstanding at September 30, 2003            1,006,237          $        0.87
                                            ==========          =============
Options exercisable at September 30, 2003    1,006,237          $        0.87
                                            ==========          =============


Outstanding at October 1, 2003               1,006,237          $        0.87
Granted                                                                  0.37
                                                                    1,000,000
Exercised                                           --                     --
Expired                                       (806,237)                  0.80
                                                                -------------
                                                                -------------
Outstanding at September 30, 2004            1,200,000          $        0.44
                                            ==========          =============
Options exercisable at September 30, 2004      700,000          $        0.49
                                            ==========          =============

Options exercisable:
    -On or before March 3, 2006                200,000          $        0.80
    -On or before May 27, 2007                 500,000          $        0.37

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 6 - RELATED PARTY TRANSACTIONS

Calumet Mining Company

The Company sold its Pyramid Mine claims on November 12, 2001 to Calumet Mining Company, a related party, for 50,000 (25,000 post-split) shares of common stock of Calumet Mining Company, which were valued at $500. The Company retained a 1.5% net smelter return production royalty interest in the Pyramid Mine. See Notes 3 and 8.

Notes Payable - Related Parties

The following is a listing of loan amounts due to related parties (all of which are unsecured) and the dates that these loans were made to the Company:

      Name                                            Date         Amount
      ---------------------------------------      ---------    --------------
      Electrum LLC                                   11/6/00    $      35,000
                                                     12/4/00          100,000
                                                    12/18/00           50,000
                                                     1/26/01           50,000
                                                     3/15/01           50,000
                                                     4/10/01           50,000
                                                      5/4/01           50,000
                                                      6/4/01           50,000
                                                      7/3/01           85,000
                                                     1/31/02          150,000
                                                               --------------
                                                                      670,000
                                                               --------------
      LCM Holdings, LLC                           10/26/2001           50,000
                                                   11/1/2001           10,000
                                                  11/15/2001           30,000
                                                  11/28/2001           29,445
                                                    5/7/2002           60,000
                                                   5/22/2002           35,000
                                                   6/14/2002           18,412
                                                               --------------
                                                                      232,857
                                                               --------------
      Berger                                       8/28/2001           90,000
                                                   10/2/2001           10,000
                                                               --------------
                                                                      100,000
                                                               --------------
      Buchanan                                      1/8/2002           30,000
                                                               --------------
      Total notes payable - related parties                     $   1,032,857
                                                                =============

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

Employment Agreement

In July 2000, the Company entered into an employment agreement with John Ryan, the then chief financial officer, secretary and treasurer of the Company, under which Mr. Ryan was to receive 3,000 shares per month of Trend common stock as compensation for his services. When Mr. Ryan resigned in December 2000, this agreement was terminated. In July 2001, Mr. Ryan was again designated as the Company's chief financial officer, secretary and treasurer. A revised employment agreement was reached in September 2002 where Mr. Ryan receives $3,000 per month. If the Company is unable to pay the salary in cash then Mr. Ryan has the option to receive $3,000 worth of the Company's common stock at the prevailing rate of which shares are or were most recently sold by the Company. As of September 30, 2004 and 2003, respectively, no amounts were owed to Mr. Ryan under this agreement.

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

The following is a summary of property, equipment, and accumulated depreciation.

                                               September 30,     September 30,
                                                  2004              2003
                                                --------          ---------
        Furniture, Equipment, and Vehicles      $ 37,389          $  33,030
        Less: Accumulated Depreciation           (30,758)           (27,858)
                                                --------          ---------
                                                $  6,631          $   5,172
                                                ========          =========

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

As of September 30, 2004, the Company held no investments

During fiscal 2003, the Company made the following sales of its shares of Western Goldfields, Inc. In July and September, 5,000 and 13,000 shares, respectively, were sold to Cadence Resources Corporation for $19,000 cash. In September, 12,000 shares were issued to David Mooney, the Company's chief geologist, for services valued at $23,400. The Company realized a net gain on these sales of $32,900.

Also during fiscal 2003, the Company made the following sales of its shares of Cadence Resources Corporation. In July, 10,000 shares were sold for $8,500 cash. In September, the remaining 8,334 shares were sold for $14,585 cash. The Company realized a net loss on these sales of $5,333.

The Company sold the Pyramid Mine claims on November 12, 2001 to Calumet Mining Company, a related party, for 50,000 shares of common stock of Calumet Mining Company. This stock was subsequently acquired by Western Goldfields, Inc. on a 1 for 2 basis. As a result, the Company held 25,000 shares of Western Goldfields, Inc as of September 30, 2002.

In January 2003, the Company issued 450,000 shares of its common stock in exchange for 18,334 shares of common stock in Cadence Resources Corporation and 35,000 shares of common stock in Western Goldfields, Inc. Mr. Ryan is also an officer of Cadence Resources Corporation and Western Goldfields, Inc. See Note 6.

NOTE 9 - LONG-TERM DEBT

Loan Payable

On October 6, 2003 Western Goldfields Inc. loaned the Company $40,000. This loan was repaid on June 10, 2004. Western Goldfields waived all interest amounts that were due. This resulted in a forgiveness of debt of $ 2,718, which is recorded as other income.

NOTE 10 - FORGIVENESS OF DEBT

In the first quarter of 2003, the Company and a vendor agreed to settle outstanding invoices with the Company totaling $272,354 in exchange for $150,000 in cash. This resulted in forgiveness of debt of $122,354 which is recorded as other income.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease Agreements

In July 2000, the Company entered into a lease agreement for office facilities in Reno, Nevada. As of September 30, 2001, the Company no longer occupied these facilities in Nevada and stopped payment under the lease. On May 23, 2002, a Nevada court entered a judgment by default against the Company in the total amount of $18,574 that bears interest at 18% per annum until paid in full. This amount has been recorded in accounts payable on the Company's balance sheet.

In August 2004, the Company relocated to Colorado, and entered into a lease agreement for office facilities in Littleton. The office lease requires monthly payments of $1,153 and expires July 31, 2005. During the year ended September 30, 2004 the Company paid approximately $2,300, with an additional $11,530 payable, under the terms of the lease.

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

Mineral Properties

In order to retain its Peter Lake Claims in Saskatchewan, Canada, the Company must fulfill exploration commitments totaling $302,435 by December of 2004. If this amount is not expended by the due date, then the Company has 89 days, to pay an equivalent amount to the Saskatchewan office of Industry & Resources ("SIR"), the government agency overseeing the maintenance of claims,. The Company can recover the amounts paid to SIR by spending twice the amount in the following field season. Additionally, the claims are revalidated for the prior year and extended for the coming year.

Legal Proceedings

In May, 2002, one of the Company's vendors, Nevada Southwest Investments LLC, obtained a judgment in the Second Judicial District, Washoe County, Nevada to collect $18,574 due under a rental lease agreement for office space the Company chose to vacate. The judgment bears interest at 18% until paid in full. Included in the accounts payable balance as of September 30, 2004 is approximately $27,000 related to this judgment.

NOTE 12 - CONCENTRATION

The Company has significantly relied on Mr. Thomas Kaplan and various associated entities of Mr. Kaplan for operating capital.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 13 - SUBSEQUENT EVENTS

Secured convertible debt financing

On December 8, 2004, the Company executed a convertible debt financing agreement that has commitments for approximately $2.0 million. Of the total amount, $250,000 was received by the Company on the same day, and a further $1.75 million was expected to be funded before the end of January 2005.

The offering was funded by a group of institutional and accredited investors. Trend intends on utilizing the new debt facility to payoff or settle all of its existing trade accounts payable and to fund exploration work on its mineral projects in North America.

Under the terms of the debt offering, the Company will issue secured convertible promissory notes in the aggregate principal amount of approximately $2,000,000. The convertible notes will be amortized over a three year period and accrue interest at the minimum rate of 10% per annum. Principal and interest are payable monthly at the option of the Company in cash or shares of the Company's common stock, and are convertible into shares of common stock at the rate of $0.30 per share. The Company also is required to file a registration statement under the Securities Act of 1933 providing for the resale of the shares issuable upon the conversion of the notes.

In consideration of this placement, investors received 40% 5-year warrants (that is, 2,666,666 warrants) exercisable at $.50 per share. The Company may force conversion at $.50 per share if the Company's common stock has traded above $.75 per share for 30 trading days or longer. In addition, investors received 50% Green Shoe warrants to purchase 3,333,333 shares of the Company's common stock at an exercise price equal to $.25 per share. The Green Shoe warrants have a term of 180 days from the effective date of the registration statement. Finally, as part of the closing costs and due diligence fees paid for by the Company, but in lieu of cash, the Company issued a 15% warrant, convertible into 400,000 shares, exercisable at $.50 per share for a term of five years.

Fees paid in cash from proceeds of the financing total $30,000 in legal fees and 13% in diligence fees. Of such amounts, $36,250 was withheld from the $250,000 received on December 8th, 2004, and the balance will be deducted from remaining proceeds received in January, 2005.

Mineral Properties

In October of 2004 the Company expanded its Peter Lake Project by acquiring 3 claims: An approximate two square miles near Ant Lake, 3.5 square miles at Swan Lake, and 13 square miles at Seahorse Lake. The Company will be required to spend approximately CDN$ 58,224 in 2006 to retain these claims.

Diabase Peninsula, Cree Lake Area, Saskatchewan, Canada

The Company announced on October 6th that it had signed an option to purchase an additional mining claim at Cree Lake which covers approximately 6.5 square miles. The new land position is located immediately adjacent to, and southwest of, Trend's existing Cree Lake project at Diabase Peninsula and is referred to herein as the Diabase Peninsula Lease.

Terms of the option require Trend to maintain the claim group in good standing by performing a minimum of approximately $CDN 20,172 worth of field work per year. In addition, there are property payments totaling $CDN 15,000, $20,000, and $30,000, respectively, in each of the first three years. Trend may exercise its right to purchase the claims for $CDN 1 million any time during the first eight years of the option, at which time the property remains subject to a 3% gross royalty on any and all minerals produced.

Subsequent to the acquisition of the Diabase Peninsula Lease, Trend staked one more claim on the southwestern edge of the lease for an additional 1603 hectares, such that the aggregate area of uranium claims in the Athabasca Basin totals 4,224 hectares.

In December 2004, Trend announced that it and Nuinsco Resources Limited signed a Letter of Intent to form a 50-50 joint venture to own, operate and explore the three Cree Lake/Diabase Peninsula claims. Terms of the deal include; Nuinsco, at its expense, will immediately undertake an exploration program consisting of geophysical surveys and geochemical sampling to be followed by drilling. A definitive joint venture agreement must be executed by March 9, 2005 after which Nuinsco must maintain all three claims in good standing and must spend CDN$ 2 million by December of

2007 in order to earn its 50% share of the joint venture. Additionally, Nuinsco will grant to the Company 250,000 freely trading shares of Nuinsco common stock by March 9, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The former President of the Company, Kurt Hoffman, resigned in July, 2004 and was replaced by the current President and Chief Executive Officer, Thomas Loucks.

As of the end of the period covered by this report, Trend's Chief Executive Officer and President and Trend's Chief Financial Officer and Treasurer carried out an evaluation, of the effectiveness of Trend's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, Trend's CFO and Treasurer and Chief Executive Officer and President concluded that Trend's disclosure controls and procedures are effective.

There have been no changes in Trend's internal control over financial reporting during the fiscal year ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, Trend's internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company incorporates by reference herein the sections entitled "ELECTION OF DIRECTORS" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2005 annual meeting.

ITEM 10. EXECUTIVE COMPENSATION

The Company incorporates by reference herein the section entitled "EXECUTIVE COMPENSATION" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2005 annual meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The Company incorporates by reference herein the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2005 annual meeting.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates by reference herein the section entitled "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2005 annual meeting.

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

          10.7 Loan Facility Agreement, dated December 6, 2000, by and between the Company and Electrum LLC. (6)

          10.8++    2000 Equity Incentive Plan, adopted February 23, 2001. (7)

          10.9 Loan Agreement, dated March 12, 2001, by and between the Company and Electrum LLC. (8)

          10.10 Letter Agreement, dated April 11, 2001, by and between the Company and Electrum LLC. (9)

          10.11++ Employment Agreement, dated July 1, 2001, by and between the Company and John P. Ryan.(10)

          10.12 Form of Loan Facility, dated August 16, 2001, between the Company and Lillian Berger.(10)

          10.13 Short Term Loan Agreement, dated September 6, 2001, between the Company and Kurt J. Hoffman. (10)

          10.14 Loan Facility, dated September 28, 2001, between the Company and Lillian Berger. (10)

          10.15 Form of Loan Facility, dated October 22, 2001, between the Company and LCM Holdings, LDC.(10)

          10.16 Bill of Sale, dated November 12, 2001, relating to the Pyramid property, by and between the Company and Western Goldfields, Inc., fka Calumet Mining Company. (10)

          10.17 Loan Facility, dated December 18, 2001, between the Company and Larry Buchanan. (10)

          10.18 Form of Agreement to Readjust Certain Terms of Loans & Warrants, dated January 30, 2002, by and between the Company, Electrum LLC, LCM Holdings, Ltd., the Estate of Lillian Berger and Larry Buchanan. (10)

          10.19 Form of Transfer of Lake Owen Option Agreement, dated February 2002, by and among General Minerals Corporation, the Company, Ron Nash and Howard Schraub. (10)

          10.20 Form of Sale of Lake Owen Option Agreement and Exercise of Option, dated March 15, 2002, by and between the Company and Howard Schraub. (10)

          10.21 Form of Sale of Lake Owen Option Agreement and Exercise of Option, dated March 15, 2002, by and between the Company and Ron Nash. (10)

          10.22 Form of Loan Facility, dated June 27, 2002, between the Company and LCM Holdings, LDC. (10)

          10.23++ Amended Employment Agreement, dated September 1, 2002, by and between the Company and John P. Ryan. (10)

          10.24 Cancellation of share of Series A Preferred Stock, dated October 1, 2002, by the Company and Thomas Kaplan. (10)

          10.25 Business Consultant Agreement, dated October 29, 2002, by and between the Company and Howard Schraub. (10)

          10.26 Form of Subscription Agreement in connection with October - December 2002 private placement. (10)

          10.27 Form of Subscription Agreement, dated December 29, 2002, by and between the Company and Kurt J. Hoffman for 169,160 shares of the common stock of the Company. (10)

          10.28 Form of Subscription Agreement, dated January 14, 2003, by and between the Company and John P. Ryan for 450,000 shares of the common stock of the Company. (10)

          10.29 Fee Agreement, dated March 1, 2003, by and between the Company and National Securities Corporation. (10)

          10.30 Promissory Note, dated August 29, 2003, from the Company to CGT Management Ltd. (10)

          10.31 Form of Amendment to Promissory Note, dated November 27, 2003, by and between the Company and CGT Management Ltd.
                    (10)

          31.1* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

          31.2* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

          32*       Certification Pursuant to 18 U.S.C. Section 1350.

          10.33* Waiver Agreement dated February 12, 2004, by and between the Company and Electrum LLC, and between the Company and LCM Holdings LDC.

          10.34* Amended Loan and Warrant Agreement dated February 12, 2004, by and between the Company and Electrum LLC, and between the Company and LCM Holdings LDC.

*     Indicates an exhibit that is filed herewith.

++    Indicates an exhibit that constitutes an executive compensation plan.

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated March 28, 2001, File No. 0-31159.

(2) Incorporated by reference to Schedule 13D by Thomas S. Kaplan, filed with the Commission on October 4, 2000, File No. 0-559667.

(3) Incorporated by reference to Schedule 13D/A by Thomas S. Kaplan, filed with the Commission on May 23, 2001, File No. 0-559667.

(4) Incorporated by reference to Schedule 13D/A by Thomas S. Kaplan, filed with the Commission on November 21, 2003, File No. 0-559667.

(5) Incorporated by reference to the Company's Registration Statement on Form 10-SB, Amendment No. 1, filed with the Commission on September 27, 2000, File No. 0-31159.

(6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, File No. 0-31159.

(7)   Incorporated by reference to the Company's definitive Proxy Statement on
      Schedule 14A, filed with the Commission on January 29, 2001.

(8) Incorporated by reference to the Company's Registration Statement on Form 10-SB, Amendment No. 4, filed with the Commission on March 26, 2001, File No. 0-31159.

(9) Incorporated by reference to the Company's Registration Statement on Form 10-SB, Amendment No. 5, filed with the Commission on May 25, 2001, File No. 0-31159.

(10) Incorporated by reference to the Company's Annual Report on Form 10K-SB for the fiscal year ended September 30, 2003 filed with the Commission on January 21, 2004, File No. 0-31159.

(b)   Reports on Form 8-K

During the fiscal year the Company filed no reports on Form 8-K. Subsequent to the end of the fiscal year and prior to the date of this report the Company filed three reports on Form 8-K, all of which were to report the release of news items.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TREND MINING COMPANY

Dated:  January 13, 2005               By: /s/ Thomas A. Loucks
                                           -------------------------------------
                                           Thomas A. Loucks
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or by their attorney-in-fact, in the capacities and on the dates indicated.

Signature                       Title                               Date


/s/ Thomas A. Loucks            Director, President and         January 12, 2005
---------------------------     Chief Executive Officer
Thomas A. Loucks


/s/ John P. Ryan                Director, Treasurer and         January 13, 2005
---------------------------     Chief Financial Officer
John P. Ryan                    (Principal accounting officer)


/s/ J. Michael Sharratt         Director                        January 13, 2005
---------------------------
J. Michael Sharratt


/s/ Jeffrey M. Christian        Director                        January 13, 2005
---------------------------
Jeffrey M. Christian


/s/ Bobby E. Cooper             Director                        January 13, 2005
---------------------------
Bobby E. Cooper


/s/ Ishiung J. Wu               Director                       January 13, 2005
---------------------------
Ishiung J. Wu