Form 10KSB/A
period 2004-09-30
TREND MINING CO
filed 2005-01-28
CIK 1115954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB

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

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

Electrum LLC/Tigris Financial Group Ltd. (continued)

Following is a summary of stock options for the years ended September 30, 2004 and 2003:

                                                                 Weighted
                                                               Average Exercise
                                         Number of Shares          Price
                                         -----------------     ----------------
Outstanding at October 1, 2002               1,073,237          $        0.85
Granted                                             --                     --
Exercised                                           --                     --
Expired                                        (67,000)                  0.50
                                            ----------          -------------
Outstanding at September 30, 2003            1,006,237          $        0.87
                                            ==========          =============
Options exercisable at September 30, 2003    1,006,237          $        0.87
                                            ==========          =============


Outstanding at October 1, 2003               1,006,237          $        0.87
Granted                                                                  0.37
                                                                    1,000,000
Exercised                                           --                     --
Expired                                       (806,237)                  0.80
                                                                -------------
Outstanding at September 30, 2004            1,200,000          $        0.44
                                            ==========          =============
Options exercisable at September 30, 2004      700,000          $        0.49
                                            ==========          =============

Options exercisable:
    -On or before March 3, 2006                200,000          $        0.80
    -On or before May 27, 2007                 500,000          $        0.37

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

                                    PART III

Item 9.  Directors & Executive Officers

                                Principal Occupations and Business Experience
Nominee                                 During the Past Five Years
-------                                 --------------------------

J. Michael Sharratt           Mr. Sharratt became a member of the board
Age 75                        directors in August, 2000 and served as the
                              Company's Chairman until May, 2004. At that time,
                              Mr. Sharratt resigned as Chairman but continues to serve on the Board of Directors. Mr. Sharratt is a platinum-group explorationist with direct hands-on experience involving North America's most important platinum mineral group deposit. He has been the president of Platina Minerals LLC, a private company that provides mineral consulting services, since 2000. Prior to joining the Company, Mr. Sharratt was a mineral consultant from 1998 to 2000. Mr. Sharratt served as vice chairman, from 1994 to 1997, and President, from 1992 to 1994, of Stillwater Mining Company. From
                              1976 to 1992, he also served as vice president and senior director of Mining and Minerals for Manville Corp., the co-developer of the Stillwater platinum/palladium mine in Montana. While he was with Manville Corp., Mr. Sharratt was a principal figure in the exploration and development of the Stillwater mining complex, the largest platinum group metals operation in North America. In addition to the evaluation and development of Stillwater, Mr. Sharratt's responsibilities ultimately included all of Manville's mineral exploration projects worldwide and oversight responsibility for the ore development at nine operating mines in six countries. Mr. Sharratt is a member of the International Precious Metals
                              Institute, where he serves as a director, as well as the Canadian Institute of Mining and Metallurgy and the Society of Mining Engineers.

Jeffrey M. Christian          Mr. Christian was elected to the board of
Age 48                        directors in August 2000. Mr. Christian is the
                              Managing Director of CPM Group, which he and several associates created in June 1986, in a leveraged buyout of the Goldman Sachs Commodities
                              Research Group which they comprised. As Managing
                              Director, Mr. Christian is responsible for the total operation of CPM Group, supervising a respected group of analysts, investment bankers, and dealers dedicated to precious metals and commodities market research, consulting, and investment banking. He is actively engaged in the research products of CPM Group, taking primary responsibility for the long term (10 year) projections for the precious metals and copper markets. Mr. Christian has a Bachelors of Journalism from the University of Missouri and has engaged in post-graduate non-degree studies in econometrics, international economics and finance, and international political science. Mr. Christian is a director of Cadence Resources Corporation, a publicly traded oil, gas and mineral exploration company, and Chief Financial Officer and director of North American Emerald Mines, Inc.

                                Principal Occupations and Business Experience
Nominee                                 During the Past Five Years
-------                                 --------------------------

Bobby E. Cooper               Mr. Cooper became a director of the Company in
Age 58                        July 2002. Mr. Cooper has over thirty years of
                              mining industry experience. Prior to retiring in 1997, he was the chief executive officer and president of Kennecott Corporation, a mining company and a wholly owned subsidiary of Rio Tinto
                              (RTZ), a mining company. Before being named chief executive officer and president, Mr. Cooper held various other positions with Kennecott since 1983, including chief operating officer and vice president of U.S. Mines. Mr. Cooper is currently a director of 3L&T Corp., a private start-up chemical company.

Thomas Loucks                 Mr. Loucks became President and Chief Executive
Age 55                        Officer of the Company in June, 2004 and a member
                              of the Board in August, 200. He worked as an independent consultant to junior mining and other resource companies from July, 2000 until joining the Company. Prior to that he was the Executive
                              Vice President and Treasurer of Royal Gold, Inc.
                              from 1991 until June, 2000. From August 1988 until
                              1991, Mr. Loucks was Vice President of Corporate
                              Development of Royal Gold. From August 1985 until
                              August 1988, Mr. Loucks was a Business Development
                              Analyst with Newmont Mining Company. Mr. Loucks is a Member of the Society of Economic Geologists, Inc., and the Society of Economic Geologists
                              Foundation, Inc. He has both a B.A. and M.A. in Geology from Dartmouth College and a M.B.A. from Stanford University.

John P. Ryan                  Mr. Ryan has served as our Chief Financial Officer
Age 42                        ("CFO"), secretary, treasurer and as a director
                              since August 2000. Mr. Ryan is a degreed mining engineer. Mr. Ryan has served as the Vice
                              President of Corporate Development for Cadence
                              Resources Corporation since September 1996, and is also currently serving as Secretary and a director of Cadence. Cadence is a publicly traded oil exploration and production company. Since February
                              2004 he has served as an officer and director of White Mountain Titanium Corporation, a publicly traded mining exploration company. Other companies with which Mr. Ryan holds an officer and/or director position include Bio-Quant, Inc.,
                              Nevada-Comstock Mining Company, GreatWall Gold
                              Corporation, High Plains Uranium, Inc., Sundance
                              Diamonds Corporation and Dotson Exploration
                              Company. Many of these companies have only minimal activity and require only a small amount of Mr.
                              Ryan's time. Mr. Ryan is a former U.S. Naval
                              Officer and obtained a B.S. in Mining Engineering from the University of Idaho and a Juris Doctor from Boston College Law School.

                                Principal Occupations and Business Experience
Nominee                                 During the Past Five Years
-------                                 --------------------------

Ishiung J. Wu                 Dr. Wu became a director of the Company in August
Age 58                        2000. He is currently the President and Chairman
                              of GreatWall Gold Corporation., an exploration company focused on mineral development in China.
                              He is the president of IW Exploration Co., a privately held company engaged in mineral exploration ventures and capital management since
                              January 1992. From January 1992 to January 1995,
                              Dr. Wu was a consultant and project manager in the United States and overseas for various mineral exploration programs involving private and public entities. From January 1995 to January 2002, Dr.
                              Wu was a director and Vice President of
                              Exploration of General Minerals Corp., a natural resources public company of which he was a co-founder. From June 2002 to August 2003, Dr. Wu was a director and president of Mammoth Gold Corp and director and vice president of Exploration for Alaska Gold Mines, Inc., a mineral exploration company in Canada. From January 2000 to January
                              2002, Dr. Wu was also chairman of Xinjiang
                              Towerbeck Mineral Joint Venture, a
                              Chinese-Canadian joint venture for gold
                              exploration and mining activities at Towerbeck gold deposit in Central Asian Gold Belt. Dr. Wu has over thirty years experience in mineral exploration management. Dr. Wu holds an M.A.
                              (1971) and Ph.D. (1975) in economic geology from Harvard University, where he was a Teaching Fellow in Geology from 1971 to 1973. He is also a Fellow of the Society of Economic Geologists.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires certain defined persons to file reports of and changes in beneficial ownership of a registered security with the Securities and Exchange Commission and the National Association of Securities Dealers in accordance with the rules and regulations promulgated by the Commission to implement the provisions of Section 16. Under the regulatory procedure, officers, directors, and persons who own more than ten percent of a registered class of a company's equity securities are also required to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of Forms 3 and 4 furnished to the Company during the 2004 fiscal year, and Forms 5 furnished to the Company with respect to such fiscal year, the Company's officers, directors and greater than 10% beneficial owners complied with all
Section 16(a) filing requirements except as follows: a delinquent Form 5 was filed for Mr. Christian on December 31, 2003, reporting three delinquent transactions; a delinquent Form 5 was filed for Mr. Cooper on February 2, 2004, reporting a delinquent Form 3 and one delinquent transaction; a delinquent Form 5 was filed for Mr. Hoffman on April 8, 2004, reporting eight delinquent transactions; a delinquent Form 5 was filed for Mr. Ryan on April 8, 2004, reporting seven delinquent transactions; a delinquent Form 5 was filed for Mr. Sharratt on February 3, 2004, reporting four delinquent transactions; a delinquent Form 5 was filed for Mr. Wu on January 22, 2004, reporting two delinquent transactions; a delinquent Form 5 was filed jointly by Mr. and Mrs. Kaplan on November 21, 2003, reporting a delinquent Form 3 for Mrs. Kaplan and delinquent Form 4 filings in connection with 16 transactions. Additionally, Mr. Sharratt filed a delinquent Form 5 filing on January 3, 2005. The remainder of the Directors remain delinquent in filing their annual Form 5 report for fiscal year 2004. Also, Mr. Loucks failed to timely file a Form 3 report upon joining the Company and reporting his initial holdings, and failed to file a Form 4 reporting the acquisition of 50,000 shares on September 9, 2004. Mr. Wu failed to file a Form 4 reporting the acquisition of options in May, 2004.

Code of Ethics

      We have adopted a Code of Ethics that applies to our principal executive officer and senior financial officers. Please see Item 13, Exhibit 14.

Audit Committee

      The Company has an Audit Committee established in accordance with 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Jeff Christian, Ishiung Wu, and John Ryan. The Audit Committee's financial expert is Jeff Christian.

Indemnification

      Our bylaws provide that our directors and officers will be indemnified to the fullest extent permitted by the Delaware Corporation Code. However, such indemnification does not apply to acts of intentional misconduct, a knowing violation of law, or any transaction where an officer or director personally received a benefit in money, property, or services to which the director was not legally entitled.

      Insofar as indemnification for liabilities arising under the Securities Act of 1933, or the Securities Act, may be permitted to directors, officers and controlling persons of the small business issuer pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 10. Executive Compensation

Summary of Cash and Certain Other Compensation

                             Executive Compensation

The following table shows the total compensation that we paid to our President and Chief Executive Officer for the last three completed fiscal years. Those positions were occupied by kurt Hoffman October, 2003 through May, 2004, and by Thomas Loucks from June, 2004 through September, 2004. No officer received more than $100,000 in total compensation during each of fiscal years 2002, 2003 and 2004. Therefore, for purposes of this disclosure, Kurt Hoffman is our only "named executive officer" in 2002 and 2003, and Mr. Hoffman and Mr. Loucks for 2004.

                           Summary Compensation Table

-------------------------------------------------------------------------------------------
                    Annual Compensation         Long-Term Compensation

                                     Other                Securities
     Name                            Annual  Restricted   Underlying
     and                             Compen-   Stock      Options /    LTIP     All Other
  Principal         Salary   Bonus   sation    Awards -     SARs      Payouts  Compensation
  Position    Year   ($)      ($)      ($)      ($)         (#)         ($)        ($)
     (a)      (b)   (c)(1)    (d)      (e)      (f)         (g)         (h)        (i)
-------------------------------------------------------------------------------------------
Thomas       2004  $26,000                                $95,000
Loucks,
President,
CEO(1)
-------------------------------------------------------------------------------------------
Kurt J.      2004  $36,000
Hoffman      2003  $60,066(2)  0     $5,700(3)   0              0         0
President,   2002  $88,000(2)  0     $5,700(3)   0              0         0
CEO(2)
-------------------------------------------------------------------------------------------

(1) Mr. Loucks became President & CEO of the Company in June, 2004 replacing Mr. Hoffman.

(2) Mr. Hoffman served as President & CEO from June 1998 until June, 2004. In 2004 Mr. Hoffman received cash compensation of $6,000 and restricted shares valued at $30,000 in lieu of salary. In 2003, Mr. Hoffman received 600,656 restricted shares of our common stock, valued at $0.10 per share, in lieu of $60,066 of salary. The fair market value of such shares on September 30, 2003, the date of grant, was $90,098. In 2002, Mr. Hoffman received $85,284 of his salary in cash and the remainder was deferred.

(3) Reflects the value of the use of a Company automobile calculated at $.38 per mile and 15,000 miles per year.

                                  Option Grants

      During the fiscal year ended September 30, 2004, Mr. Loucks received options to purchase 500,000 shares at $0.37 per share, all with a three year term from the date of vesting. The vesting schedule is as follows: 250,000 vested immediately upon Mr. Loucks joining the Company, 50,000 vested on November 28, 2004, 100,000 are scheduled to vest on May 28, 2005 and 100,000 are scheduled to vest on May 28, 2006.

               Aggregated Option Exercises in Last Fiscal Year-End
                     and Fiscal Year-End Option Values Table

      The following table contains information concerning the number of shares acquired and value realized from the exercise of options by the named executive officers during fiscal 2004 and the number of unexercised options held by the named executive officers at September 30, 2004.

                                                            Number of Shares of             Value of Unexercised
                                                          Common Stock Underlying           In-The-Money Options
                         Shares                             Unexercised Options           at Year End (September 30
                        Acquired                      at Year End (September 30, 2004)          2004)(1) ($)
                           On       Value Realized    --------------------------------    -------------------------
          Name          Exercise         ($)           Exercisable    Unexercisable       Exercisable  Unexercisable
---------------------   --------    --------------     -----------    -------------       -----------  -------------
Thomas Loucks               0            $ --             250,000           --                  --             --


----------
(1) Options are "in-the-money" if the market price of a share of common stock exceeds the exercise price of the option.

      Trend has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees, but the Board of Directors may recommend one or more such programs for adoption in the future.

Option/SAR Grants

      In 2000 the Company adopted its 2000 Stock Option and Stock Award Plan under which up to 5,000,000 shares of our common stock could be awarded as share awards or options and based upon merit of work performed as well as a retention tool. As of September 30, 2004, 1,200,000 shares or options have been awarded under this plan, 700,000 of which were outstanding and exercisable at September 30, 2004.

Director Compensation

For fiscal years 2003 and 2004, we granted to each of our current directors 100,000 shares of our Common Stock, 600,000 shares in the aggregate, pursuant to the 2000 Equity Incentive Plan for compensation for their service on the board. The 2004 grant was made in January, 2005 after the end of the Company fiscal year and is not reflected in the financial statements of the Company for fiscal year 2004. Additionally, Mr. Ishuing Wu was granted additional options I recognition of him undertaking the role of Chairman of the Board. Mr. Wu received options to purchase 500,000 shares at $0.37 per share, all with a three year term from the date of vesting. The vesting schedule is as follows: 250,000 vested immediately upon Mr. Wu becoming Chairman, 50,000 vested on November 28, 2004, 100,000 are scheduled to vest on May 28, 2005 and 100,000 are scheduled to vest on May 28, 2006.

The overall Director compensation plan was decided upon after considering other possible compensation proposals, but does not necessarily reflect the compensation which may be awarded in fiscal year 2005. The Company may also in the future award Directors for assuming additional responsibilities such as serving on a standing committee. In the future the Board intends to award compensation to its members by examining what is comparable compensation at other companies in the same industry and at the same stage of development as that of the Company, and choosing a level of compensation which is at or near the median level of compensation paid by other companies, taking into account a desire to award compensation which creates incentive for retention and performance of the members.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2004, the Common Stock ownership of the directors, executive officers and each person known by us to be the beneficial owner of five percent or more of our Common Stock. All information is taken from or based on ownership filings made with the SEC or on information provided directly to us. Unless otherwise indicated, the shareholders listed below have sole voting and investment power with respect to the shares reported as owned.

             Name and Address of                               Amount and Nature        Percent of Class
            Beneficial Owner (1)                            of Beneficial Ownership     ----------------
            --------------------                            -----------------------

Directors and Executive Officers
--------------------------------
Thomas Loucks (7)                                                   350,000                    *
Jeffrey M. Christian (2)                                            212,000                    *
Bobby E. Cooper                                                     115,000                    *
John P. Ryan (3)                                                  1,087,000                  3.00%
J. Michael Sharratt (4)                                             362,500                  1.00%
Ishiung J. Wu (8)                                                   415,000                  1.15%
All Officers and Directors as a Group (5)                         2,541,500                  7.02%

5% Stockholders
---------------

Thomas S. Kaplan (6)                                             14,567,854                  40.21%
154 West 18th Street
New York, New York
* Amount shown is less than 1 percent.

1. The address of each such person, unless otherwise noted, is c/o Trend Mining Company, 5575 South Sycamore Street, Suite 103, Littleton Colorado 80120.

2. Mr. Christian directly owns 107,000 shares and has voting and dispositive control with respect to 105,000 shares owned by CPM Group of which he is the majority stockholder.


3. These shares include 40,000 shares owned by Nancy Martin, Mr. Ryan's spouse, 4,000 shares owned by Andover Capital of which Mr. Ryan is a 50% shareholder and his spouse is a 50% shareholder.

4. These shares include 200,000 shares issuable upon exercise of currently exercisable options.

5. These shares include 800,000 shares issuable pursuant to currently exercisable options, 40,000 shares owned by Nancy Martin, Mr. Ryan's spouse, 4,000 shares owned by Andover Capital of which Mr. Ryan is a 50% shareholder and his spouse is a 50% shareholder, of which Mr. Ryan is an affiliate and 105,000 shares owned by CPM Group.

6. This information is based solely on a Schedule 13D/A filed with the SEC on February 13, 2004. The amount reflects shares, shares issuable upon exercise of warrants and shares issuable upon exercise of options held by Mr. Kaplan, Tigris Financial Group, Ltd. ("Tigris"), Electrum LLC ("Electrum"), and LCM Holdings, LDC ("LCM"). Mr. Kaplan has sole voting and dispositive control with respect to 1,000,000 shares owned by Tigris of which he is the sole stockholder. Pursuant to a voting trust agreement with Electrum, dated March 31, 2000 and amended on March 30, 2001, Mr. Kaplan also has sole voting and dispositive control with respect to 12,219,751 shares owned by Electrum consisting of (1) 4,307,488 shares of Common Stock held outright; (2) 6,279,761 shares underlying Common Stock purchase warrants which are exercisable at an exercise price of $0.40 per share, (3) 670,000 shares underlying Common Stock purchase warrants which are exercisable at an exercise price of $1.50 per share, and (4) 481,251 shares of Common Stock and 481,251 shares underlying warrants which are exercisable at an exercise price of $1.50 per share, which shares and warrants are issuable to Electrum upon conversion of convertible debt held by Electrum. This agreement with Electrum shall terminate by March 2010 unless earlier terminated pursuant to the terms of the agreement. Pursuant to a voting trust agreement with LCM, dated August 27, 2003, Mr. Kaplan also has sole voting and dispositive control with respect to 1,348,103 shares held by LCM consisting of (1) 900,174 shares of Common Stock held outright; (2) 113,413 shares of Common Stock underlying Common Stock purchase warrants which are exercisable at an exercise price of $1.50 per share; and (3) 167,258 shares of Common Stock and an additional 167,258 shares of Common Stock underlying Common Stock purchase warrants which are exercisable at an exercise price of $1.50 per share, which shares and warrants are issuable to LCM upon conversion of convertible debt held by LCM. This agreement with LCM shall terminate by August 27, 2013 unless earlier terminated pursuant to the terms of the agreement.

7. Includes 300,000 shares of common stock issuable upon exercise of warrants.

8. Includes 300,000 shares of common stock issuable upon exercise of warrants.

Item 12. Certain Relationships and Related Transactions

Conflicts of Interest

Mr. Ryan is an officer and director of other companies which are exploration stage mineral companies. However, none of the other companies are focused on exploration for palladium and platinum, and therefore, the potential for conflicts of interest are believed to be minimized.

The officers, employees, and the outside directors of the Company are periodically reminded to comply with the policy discussed by the board of directors on February 23, 2001 providing that the officers and employees of the Company disclose all metal related activities, and that the outside directors of the Company only need to disclose to the Board those activities which relate to other platinum group metal related opportunities.

With regard to the Lake Owen mineral property General Minerals Corporation has an ongoing interest in this property do to its ongoing royalty rights. Effective January 31, 2002, Dr. Wu resigned from General Minerals Corp. as a director and as vice president of exploration. Therefore, there is no conflict of interest issue regarding the Company, Dr. Wu and General Minerals Corp.

Mr. Christian additionally works as a consultant and advisor, through CPM Group, with most major companies involved in platinum group metals. Its clients include most major producers and refiners of these metals, including companies that may have an interest in joint venture arrangements with Trend. CPM Group also advises several other PGM exploration companies that compete with Trend. It hosts an annual PGM Seminar that attracts companies such as Trend, and Trend has made presentations to investors and others at these seminars along with companies that compete with Trend. CPM Group's clients also include major users of PGMs. The Board believes that the benefits derived by the Company from Mr. Christian's active involvement in the industry are substantial and outweigh any risks of possible conflicts of interest, and further, such conflicts are also believed to be both minimal and manageable through timely and adequate disclosure.

John P. Ryan

In July 2001, when Mr. Ryan was again designated as the Company's chief financial officer, secretary and treasurer, an employment agreement was reached under which Mr. Ryan received 7,500 shares per month of the Company's Common Stock. In the fiscal year 2001, Mr. Ryan received 44,667 shares of our Common Stock for services rendered and expenses incurred as an officer of the Company. In the fiscal year 2002, Mr. Ryan received 78,000 shares of our Common Stock for services rendered and expenses incurred as an officer of the Company. Beginning in September 2002, Mr. Ryan's agreement was revised. Pursuant to his revised employment agreement, Mr. Ryan receives $3,000 cash per month for his services. If the Company cannot pay such sums in cash, then, at his option, Mr. Ryan can convert the compensation owed to restricted shares at the prevailing rate at which shares are or were most recently sold. In the fiscal year 2003, Mr. Ryan received 187,500 shares of our stock for services rendered and expenses incurred as an officer of the Company.

In November 2001, the Company sold the Pyramid property, an exploration property consisting of five unpatented mining claims in Churchill County, Nevada, to Calumet Mining Company ("Calumet"), a related party, for 50,000 restricted shares of common stock of Calumet, valued at $500. In August 2002, Calumet's stock was subsequently acquired by Western Goldfields, Inc. on a 1 for 2 basis. As a result, the Company received 25,000 shares of the common stock of Western Goldfields, Inc. The Pyramid property is a small silver mine and was not prospective for platinum group metals. The Company retained a 1.5% net smelter return royalty in the property should the Pyramid property be placed in production in the future. Mr. Ryan, our Chief Financial Officer and a director of the Company, was also an officer and director of Calumet at the time of the transaction. This transaction is not an "arms-length" transaction by virtue of the related character of the parties. Therefore, the consideration paid for the Pyramid may be considered as being totally arbitrary and not the product of substantial negotiation.

In January 2003, the Company issued 450,000 shares of our common stock to Mr. Ryan in exchange for 18,334 shares of common stock of Cadence Resources Corporation and 35,000 shares of the common stock of Western Goldfields, Inc. The shares exchanged by Mr. Ryan had a market value of $93,000 at the time of the exchange. Mr. Ryan is one of our directors and our chief financial officer and also an officer of Cadence Resources Corporation and a former director of Western Goldfields, Inc. The Company subsequently sold the 18,334 shares of the common stock of Cadence Resources Corporation for $23,084.50 and 5,000 shares of the common stock of Western Goldfields for $4,000. The Company continues to hold 30,000 shares of Western Goldfields stock from this placement.

In July 2003, Cadence Resources advanced to the Company $3,300. This amount was repaid by the Company on July 14, 2003.

In July and September 2003, the Company sold 5,000 and 13,000 shares respectively of its Western Goldfields common stock to Cadence Resources for $19,000 cash. In September 2003, the Company transferred 12,000 shares of its Western Goldfields common stock to David Mooney, its chief geologist, for services valued at $23,400.

In October 2003, Western Goldfields Inc. loaned the Company $40,000. The loan bears no interest. This loan was repaid in full on June 24, 2004.

Loans by Related Parties

In 1999, the Company entered into a Stock Purchase Agreement with Tigris. Pursuant to the agreement, Tigris purchased 1,000,000 shares of our Common Stock for $100,000, and was granted rights to acquire additional Common Stock and warrants. Tigris is wholly owned by Thomas S. Kaplan, who beneficially owns approximately 50% percent of our Common Stock. Tigris assigned certain of its rights under the stock purchase agreement to Electrum and our Common Stock is a significant asset of Electrum. Additionally, pursuant to a voting trust agreement, Mr. Kaplan has voting and dispositive control of all of the Common Stock owned by Electrum. Therefore, Electrum is deemed to be an affiliate of Tigris. Similarly, Mr. Kaplan also has voting and dispositive control of all of the Common Stock owned by LCM, which is also a significant asset of LCM. Thus, LCM is also deemed to be an affiliate of Tigris.

Pursuant to the Stock Purchase Agreement, Tigris and Electrum have the right to proportional representation (meaning representation proportional to the relative ownership interest in the Company) on our board of directors and demand registration rights. They have not exercised their rights to representation on our board of directors. In November 2000, Electrum requested that the Company register all of the Common Stock, warrants and Common Stock underlying the warrants then held by Tigris and Electrum and assigned by Electrum to others. The Company began the process of registering these shares, but due to the lengthy comment period that it took to respond to comments on its registration statement with the SEC, the recognition that the officers of the Company were spending a great deal of their time on these legal matters, and the very significant legal and accounting fees which resulted from that process, Electrum later determined that it was in the best interest of the Company to drop its demand for registration of the shares, warrants, and underlying shares. Additionally, pursuant to the Stock Purchase Agreement, the Company agreed to retain the CPM Group as financial advisors and that at the request of Tigris, the Company would use reasonable efforts to divest ourselves of our silver exploration properties. In the ordinary course of business, and not at the specific request of Tigris, the Company disposed of its Silver Strand Mine and Pyramid Mine properties, which did have silver exploration potential, in order to focus on platinum group metal exploration.

Following our reincorporation in Delaware in 2001, we issued one share of Series A preferred stock to Mr. Kaplan in a private placement. The terms of the Series A preferred stock provide that each issuance of Common Stock, preferred stock, options, warrants or other equity securities by the Company requires the written consent of Mr. Kaplan or the then current holder of the Series A preferred stock. By mutual agreement of Mr. Kaplan and the board of directors, the share was cancelled, effective October 1, 2002.

In 2002, Electrum made loans to the Company totaling $520,000. In connection with these loans, the Company issued to Electrum warrants to buy 520,000 shares of our Common Stock at a strike price of $1.50 per share. At Electrum's election, the debt could be converted at a price of $1.25 of debt (the "Conversion Rate") for one unit (a "Unit") consisting of one share of our Common Stock and one warrant (a "Unit Warrant") to purchase one share of our Common Stock for $1.50.

Pursuant to an agreement dated January 30, 2002 (the "January 2002 Financing Agreement"), the Company borrowed an additional $150,000 from Electrum and Electrum waived accrued interest owed by the Company as of January 29, 2002, totaling $37,384. In consideration of the loan and waiver of interest, the Company issued to Electrum additional warrants to purchase 150,000 shares of Common Stock, at $1.00 per share, expiring January 30, 2007. Electrum may, in its sole discretion, elect to be repaid the $150,000 loan by converting the amount outstanding into Units, at the rate of one Unit per $0.50 of loans converted. In addition, the Company and Electrum agreed to amend the prior loan agreements to reduce the Conversion Rate of the existing $520,000 of debt owed to Electrum to one Unit per $0.50 of loans converted. The Company reduced the exercise price of the Unit Warrants from $1.50 to $1.00 per share. In addition, the Company also reduced the exercise price of the warrants issued for each dollar of debt (the "Loan Warrants"). Therefore, the exercise price of the warrants to purchase a total of 520,000 shares of Common Stock, owned by Electrum, was reduced from $1.50 per share to $1.00 per share. The exercise term of such warrants were also extended for a period of one year.

In 2002, LCM loaned to the Company the aggregate amount of $232,858. LCM was also a party to the January 2002 Financing Agreement. Pursuant to the terms of the January 2002 Financing Agreement, LCM forgave interest due in the amount of $2,129. The $232,858 of debt owed to LCM has the Conversion Rate, the related Loan Warrant terms and Unit terms pursuant to the January 2002 Financing Agreement described above.

On February 12, 2004 the parties, pursuant to a settlement agreement, amended the terms of the loans resulting in the repayment of $68,435.36 to Electrum and $23,784.67 to LCM Holdings and also altering the terms of the conversion of such loans. Pursuant to the February 12th agreement all of the debt now converts at the price of $1.25 into a unit consisting of one share and one warrant exercisable at $1.50 for a period of five years from the date of conversion.

Further, the parties agreed to cancel all of the existing outstanding LCM and Electrum warrants and to reissue new warrants in accordance with the following table:

Warrant Schedule for Electrum and LCM

-------------------------------------------------------------------------------------------------------------------------
Issued to                   # Shares      Previous Exp.    New Exp. Date         Previous Price per       New Price per
                                          Date                                   Share                    Share
-------------------------------------------------------------------------------------------------------------------------
Electrum                       520,000    09/30/07         09/30/06              $1.00                    $1.50
-------------------------------------------------------------------------------------------------------------------------
Electrum                       150,000    01/30/07         01/30/07              $1.00                    $1.50
-------------------------------------------------------------------------------------------------------------------------
LCM Holdings LDC               119,445    01/09/05         01/09/04              $1.00                    $1.50
-------------------------------------------------------------------------------------------------------------------------
LCM Holdings LDC               113,413    06/27/07         06/27/07              $1.00                    $1.50
-------------------------------------------------------------------------------------------------------------------------

In July and August 2002, Mr. Kaplan, an accredited investor, made loans to us in the aggregate amount of $250,000. Pursuant to the terms of these loans, Mr. Kaplan converted the debt into 2,500,000 shares of our common stock pursuant to an offering undertaken by the Company in October, 2002.

In August 2003, CGT Management Ltd. loaned $65,000 to the Company. This note bears interest at 10% per annum. Pursuant to an amendment in November 2003, the principal and interest were to be due February 25, 2004. Members of Mr. Kaplan's family have an indirect interest in CGT Management Ltd. Pursuant to the settlement agreement of February 12th discussed above, this loan was repaid on that date in full.

Consultants

CPM Group is managed by Jeffrey M. Christian, the majority owner of CPM Group and a director of the Company. CPM Group has in the past performed various services for us, including public and shareholder relations, research and market intelligence on platinum group metal markets and financial advisory functions in connection with possible mergers and acquisitions. CPM Group has not performed any services for Trend since the calendar last quarter of 2002.

In February 2002, the Company entered into a consulting agreement with Mr. Sharratt to act in an advisory capacity to management and to arrange meetings between the Company and potential investors previously known to Mr. Sharratt, in exchange for 5,000 shares of Common Stock per month (the "Sharratt Agreement"). Pursuant to the Sharratt Agreement, in January 2003, the Company issued 35,000 shares of Common Stock to Mr. Sharratt for services rendered. The fair market value of these shares on the date of issuance was $10,500 based on the closing price of our Common Stock on that day. The Sharratt Agreement has been cancelled and no additional shares will be issued thereunder. The agreement was terminated in January, 2003.

In August 2002, the Company engaged Howard Schraub as a consultant. Pursuant to the agreement, Mr. Schraub was to receive 50,000 shares of restricted stock per month and an additional $10,000 per month in value of restricted stock, calculated at the close on or nearest to the 15th day of each month. A final agreement was reached in October 2002 and made retroactive to August 1, 2002, the date Mr. Schraub began consulting for the Company. All shares issued for his service in the 2002 fiscal year were issued in October 2002. The Company issued 163,334 shares to Mr. Schraub pursuant to this agreement for consulting expenses incurred in August and September 2002. During the fiscal year ended September 30, 2003, the Company issued 1,683,779 shares to Mr. Schraub for consulting services. Our agreement with Mr. Schraub was terminated in August 2003.

In March 2002, the Company purchased from Ron Nash and Mr. Schraub a 100% interest in the Lake Owen, Wyoming unpatented mining claims in exchange for 600,000 shares of restricted Common Stock issued to Mr. Schraub and 500,000 shares of restricted Common Stock issued to Mr. Nash. Mr. Schraub and Mr. Nash had acquired the Lake Owen property in February 2002, pursuant to a transfer agreement with General Minerals.

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

          10.30 Promissory Note, dated August 29, 2003, from the Company to CGT Management Ltd. (10)

          10.31 Form of Amendment to Promissory Note, dated November 27, 2003, by and between the Company and CGT Management Ltd.
                    (10)

          31.1+ Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

          31.2+ Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

          32+       Certification Pursuant to 18 U.S.C. Section 1350.

          10.33* Waiver Agreement dated February 12, 2004, by and between the Company and Electrum LLC, and between the Company and LCM Holdings LDC.

          10.34* Amended Loan and Warrant Agreement dated February 12, 2004, by and between the Company and Electrum LLC, and between the Company and LCM Holdings LDC.

+     Filed herewith.

* Incorporated by reference to the Company's Annual Report on Form 10K-SB for the fiscal year ended September 30, 2004 filed with the Commission on January 13, 2005, File No. 0-31159.

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

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

The Company's Board and Audit Committee reviews and approves audit and permissible non-audit services performed by Williams & Webster P.S., as well as the fees charged by Williams & Webster P.S. for such services. In its review of non-audit service fees and its appointment of Williams & Webster P.S. as the Company's independent accountants, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Williams & Webster P.S. All of the services provided and fees charged by Williams & Webster P.S. in 2004 were pre-approved by the full Board of Directors, since the Audit Committee was not active in fiscal year 2004 .

AUDIT FEES

The aggregate fees billed by Williams & Webster P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2004 and 2003 were $42,300 and $43,388, respectively, net of expenses.

AUDIT-RELATED FEES

There were no audit related fees billed by Williams & Webster P.S. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

TAX FEES

There was an additional $1,050 billed by Williams & Webster P.S. during the last two fiscal years for professional services rendered by Williams & Webster P.S. for tax compliance.

ALL OTHER FEES

There were $1,000 in other fees billed by Williams & Webster P.S. during the last two fiscal years.

Audit fees for the year ended 9-30-04           $42,300
Consulting fees for same period                 $ 1,000
Tax fees                                        $ 1,050
Other fees                                      $     0
                                                -------

Total fees for year ended 9-30-04               $44,350
                                                =======

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TREND MINING COMPANY

Dated:  January 28, 2005               By: /s/ Thomas A. Loucks
                                           -------------------------------------
                                           Thomas A. Loucks
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or by their attorney-in-fact, in the capacities and on the dates indicated.

Signature                       Title                               Date


/s/ Thomas A. Loucks            Director, President and         January 28, 2005
---------------------------     Chief Executive Officer
Thomas A. Loucks


/s/ John P. Ryan                Director, Treasurer and         January 28, 2005
---------------------------     Chief Financial Officer
John P. Ryan                    (Principal accounting officer)


/s/ J. Michael Sharratt         Director                        January 28, 2005
---------------------------
J. Michael Sharratt


/s/ Jeffrey M. Christian        Director                        January 28, 2005
---------------------------
Jeffrey M. Christian


/s/ Bobby E. Cooper             Director                        January 28, 2005
---------------------------
Bobby E. Cooper


/s/ Ishiung J. Wu               Director                       January 28, 2005
---------------------------
Ishiung J. Wu