Form 10QSB
period 2004-12-31
TREND MINING CO
filed 2005-02-14
CIK 1115954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10QSB

                     Under Section 12(b) or Section 12(g) of
                       The Securities Exchange Act of 1934
                     for the quarter ended December 31, 2004

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

                     (Address of principal executive office)

                     Issuer's telephone number: 303-798-7363


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

Yes [x]  No [_]

The number of shares outstanding at December 31, 2004: 35,977,715 shares

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                              Financial Statements
                                December 31, 2004

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

ITEM 1.      FINANCIAL STATEMENTS AND NOTES

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                                                             December 31,
                                                                                  2004         September 30,
                                                                              (unaudited)          2004
                                                                            --------------    --------------
ASSETS

CURRENT ASSETS
      Cash                                                                  $      113,444    $        8,313
      Prepaid expenses                                                               1,153             2,948
                                                                            --------------    --------------
           TOTAL CURRENT ASSETS                                                    114,597            11,261
                                                                            --------------    --------------

MINERAL PROPERTIES                                                                    --                --
                                                                            --------------    --------------

PROPERTY AND EQUIPMENT, net of depreciation                                          5,738             6,631
                                                                            --------------    --------------


TOTAL ASSETS                                                                $      120,335    $       17,892
                                                                            ==============    ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable                                                      $      203,697    $      205,686
      Accrued expenses                                                              81,692            75,780
      Convertible bridge loan, current portion                                      32,275              --
      Interest payable                                                             147,985           125,561
      Loans payable to related parties                                           1,032,857         1,032,857
                                                                            --------------    --------------
           TOTAL CURRENT LIABILITIES                                             1,498,506         1,439,884
                                                                            --------------    --------------

LONG-TERM LIABILITES
      Convertible bridge loan, net of debt discount                                   --                --
                                                                            --------------    --------------
           TOTAL LONG-TERM LIABILITIES                                                --                --
                                                                            --------------    --------------


COMMITMENTS AND CONTINGENCIES                                                         --                --
                                                                            --------------    --------------

STOCKHOLDERS' DEFICIT
      Preferred stock,  $0.01 par value, 20,000,000 shares
           authorized; 0 and 1 share issued and outstanding, respectively             --                --
      Common stock,  $0.01 par value, 100,000,000
           shares authorized; 35,977,715 and
           35,967,715 shares issued and outstanding, respectively                  359,777           359,677
      Additional paid-in capital                                                 7,312,321         7,308,621
      Stock options and warrants                                                 1,068,093           974,268
      Benefical conversion rights                                                   77,158              --
      Pre-exploration stage accumulated deficit                                   (558,504)         (558,504)
      Accumulated deficit during exploration stage                              (9,637,016)       (9,506,054)
                                                                            --------------    --------------
           TOTAL STOCKHOLDERS' DEFICIT                                          (1,378,171)       (1,421,992)
                                                                            --------------    --------------

TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIT                                                 $      120,335    $       17,892
                                                                            ==============    ==============


    The accompanying condensed notes are an integral part of these financial statetements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                              Period from
                                                                                             October 1, 1996
                                                                                              (Inception of
                                                            Three Months     Three Months   Exploration Stage)
                                                                Ended           Ended              to
                                                             December 31,    December 31,      December 31,
                                                                 2004             2003            2004
                                                             (unaudited)      (unaudited)      (unaudited)
                                                            -------------    ------------    -----------------
REVENUES                                                    $        --      $       --                   --
                                                            -------------    ------------    -----------------

EXPENSES
      Exploration expense                                          19,013            --                  --
      General and administrative                                   40,910          67,180           2,619,058
      Officers and directors compensation                          29,992            --             1,689,182
      Legal and professional                                       11,511          22,797           1,417,390
      Depreciation                                                    892             689              52,768
                                                            -------------    ------------    -----------------
           Total Expenses                                         102,318          90,666           5,778,398
                                                            -------------    ------------    -----------------

OPERATING LOSS                                                   (102,318)        (90,666)         (5,778,398)
                                                            -------------    ------------    -----------------

OTHER INCOME (EXPENSE)
      Dividend and interest income                                   --              --                 6,398
      Gain (loss) on disposition and impairment of assets            --              --              (177,519)
      (Gain) loss on investment sales                                --              --               (63,813)
      Gain on sale of internal securities                            --              --                  --
      Financing expense                                              --              --            (1,135,113)
      Interest expense                                            (28,644)        (18,902)           (344,780)
      Miscellaneous income                                           --               256              26,757
      Forgiveness of debt                                            --              --               567,146
                                                            -------------    ------------    -----------------
           Total Other Income (Expense)                           (28,644)        (18,646)         (1,120,924)
                                                            -------------    ------------    -----------------

LOSS BEFORE INCOME TAXES                                         (130,962)       (109,312)         (9,637,016)

INCOME TAXES                                                         --              --                  --

                                                            -------------    ------------    -----------------
NET LOSS                                                         (130,962)       (109,312)         (9,637,016)
                                                            -------------    ------------    -----------------

OTHER COMPREHENSIVE INCOME (LOSS)
      Change in market value of investments                          --           (15,900)              1,800
                                                            -------------    ------------    -----------------

NET COMPREHENSIVE LOSS                                      $    (130,962)   $   (125,212)   $     (9,635,216)
                                                            -------------    ------------    -----------------



BASIC AND DILUTED NET LOSS PER SHARE                        $         nil    $        nil
                                                            =============    ============

WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                                35,974,382      33,229,085
                                                            =============    ============


    The accompanying condensed notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                 Common Stock
                                                            ------------------------   Additional       Stock
                                                              Number                     Paid-in     Options and  Accumulated
                                                            of Shares      Amount        Capital       Warrants     Deficit
                                                            ---------   ------------   -----------------------------------------
Balance, October 1, 1996                                    1,7$4,242   $     17,542   $   663,218   $      --    $   558,504)

Common stock issuances as follows:
    - for cash at $0.50 per share                             200,000          2,000        98,000          --           --
    - for payment of liabilities and expenses at $0.50
       per share                                               45,511            455        22,301          --           --

Net loss for the year ended September 30, 1997                   --             --            --            --       (128,614)
                                                            ---------   ------------   -----------   ------------ -----------

Balance, September 30, 1997                                 1,999,753         19,997       783,519          --       (687,118)

Issuance of common stock as follows:
    - for mineral property at $0.50 per share                 150,000          1,500        73,500          --           --
    - for lease termination at $0.50 per share                 12,000            120          5,88          --
    - for debt at $0.50 per share                              80,000            800        39,200          --           --
    - for cash at $0.20 per share                               7,500             75         1,425          --           --
    - for compensation at $0.50 per share                       9,000             90         4,410          --           --

Issuance of stock options for financing activities               --             --            --           2,659         --

Net loss for the year ended September 30, 1998                   --             --            --            --       (119,163)

Change in market value of investments                            --             --            --            --           --
                                                            ---------   ------------   -----------   ------------ -----------

Balance, September 30, 1998                                 2,258,253   $     22,582   $   907,934   $     2,659  $  (806,281)
                                                            ---------   ------------   -----------   ------------ -----------


                                                                Other
                                                            Comprehensive
                                                            Income (Loss)   Receivable      Total
                                                            -----------------------------------------
Balance, October 1, 1996                                    $        --     $     --          122,256

Common stock issuances as follows:
    - for cash at $0.50 per share                                    --           --          100,000
    - for payment of liabilities and expenses at $0.50
       per share                                                     --           --           22,756

Net loss for the year ended September 30, 1997                       --           --         (128,614)
                                                            -------------   ----------   ------------

Balance, September 30, 1997                                          --           --          116,398

Issuance of common stock as follows:
    - for mineral property at $0.50 per share                        --           --           75,000
    - for lease termination at $0.50 per share                       --           --            6,000
    - for debt at $0.50 per share                                    --           --           40,000
    - for cash at $0.20 per share                                    --           --            1,500
    - for compensation at $0.50 per share                            --           --            4,500

Issuance of stock options for financing activities                   --           --            2,659

Net loss for the year ended September 30, 1998                       --           --         (119,163)

Change in market value of investments                             117,080         --          117,080
                                                            -------------   ----------   ------------

Balance, September 30, 1998                                 $     117,080   $            $    243,974
                                                            -------------   ----------   ------------


    The accompanying condensed notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 Common Stock
                                                            ------------------------   Additional       Stock
                                                              Number                     Paid-in     Options and  Accumulated
                                                            of Shares      Amount        Capital       Warrants     Deficit
                                                            ---------   ------------   --------------------------------------
Balance, September 30, 1998                                 2,258,253   $     22,582   $  907,934    $     2,659  $  (806,281)

Common stock issuances as follows:
    - for cash at an average of $0.07 per share               555,000          5,550       35,450           --           --
    - for prepaid expenses at $0.33 per share                  50,000            500        16,00           --           --
    - for consulting services at an average of
       $0.20 per share                                        839,122          8,391      158,761           --           --
    - for mineral property at $0.13 per share                 715,996          7,160       82,470           --           --
    - for officers' compensation at an average of
       $0.24 per share                                        300,430          3,004       70,522           --           --
    - for debt,  investment and expenses at $0.30 share         9,210             92        2,671           --           --
    - for directors' compensation at an average of
       $0.25 per share                                         16,500            165        3,960           --           --
    - for rent at $0.25 per share                               1,000             10          240           --           --
    - for equipment at $0.30 per share                        600,000          6,000      174,000           --           --

Net loss for the year ended  September 30, 1999                  --             --           --             --       (716,759)

Other comprehensive loss                                         --             --           --             --           --
                                                            ---------   ------------   ----------    ------------ -----------

Balance, September 30, 1999                                 5,345,511   $     53,454  $ 1,452,007    $     2,659  $(1,523,040)
                                                            ---------   ------------   -----------   ------------ -----------


                                                                Other
                                                            Comprehensive
                                                            Income (Loss)   Receivable     Total
                                                            --------------------------------------
Balance, September 30, 1998                                 $     117,080   $     --     $ 243,974

Common stock issuances as follows:
    - for cash at an average of $0.07 per share                      --           --        41,000
    - for prepaid expenses at $0.33 per share                        --           --        16,500
    - for consulting services at an average of
       $0.20 per share                                               --           --       167,152
    - for mineral property at $0.13 per share                        --           --        89,630
    - for officers' compensation at an average of
       $0.24 per share                                               --           --        73,526
    - for debt,  investment and expenses at $0.30 share              --           --         2,763
    - for directors' compensation at an average of
       $0.25 per share                                               --           --         4,125
    - for rent at $0.25 per share                                    --           --           250
    - for equipment at $0.30 per share                               --           --       180,000

Net loss for the year ended  September 30, 1999                      --           --      (716,759)

Other comprehensive loss                                          (79,179)        --       (79,179)
                                                            -------------   ----------   ---------

Balance, September 30, 1999                                 $      37,901   $     --     $  22,982
                                                            =============   ==========   =========


    The accompanying condensed notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                            Common Stock
                                                      --------------------------   Additional        Stock
                                                        Number                       Paid-in      Options and   Accumulated
                                                       of Shares        Amount       Capital        Warrants      Deficit
                                                      -----------    -----------   -----------------------------------------
Balance, September 30, 1999                             5,345,511    $    53,454   $  1,452,007   $     2,659   $(1,523,040)

Common stock and option issuances as follows:
    - for employee, officer and director
      compensation at an average of
      $0.61 per share                                     231,361          2,314        140,446        15,820          --
    - for officers' and directors' compensation
       at an average of $1.19 per share                    11,500            115         13,615          --            --
    - for services at an average of $0.47 per share       530,177          5,302        246,333          --            --
    - for mineral property at $0.89 per share           1,000,000          1,000         88,000          --            --
    - for investments at $0.33 per share                  200,000          2,000         64,000          --            --
    - for cash at $0.08 per share                         456,247          4,562         28,969          --            --
    - for cash, options and warrants                      100,000         10,000        87,5864          --            --
    - for incentive fees at $0.33 per share                65,285            653         20,891          --            --
    - for deferred mineral property acquisition
      costs at $0.13 per share                            129,938          1,299         14,943          --            --
    - for modification of stockholder agreement
      at $0.60 per share                                  200,000          2,000        118,000        30,000          --
    - for modification of stockholder agreement              --             --            4,262        10,379          --
    - from exercise of options at $0.12 per share       9,962,762         99,628      1,103,016       (37,524)         --

Cash received for the issuance of common stock
    warrants for 7,979,761 shares of stock                   --             --             --          10,000          --

Miscellaneous common stock adjustments                         (5)          --             --            --            --

Net loss for the year ended  September 30, 2000              --             --             --            --      (2,186,541)

Other comprehensive income (loss)                            --             --             --            --            --
                                                      -----------    -----------   ------------   -----------   -----------
Balance, September 30, 2000                            18,232,776    $   182,327   $  3,296,897   $   118,920   $(3,709,581)
                                                      -----------    -----------   ------------   -----------   -----------

                                                          Other
                                                      Comprehensive
                                                      Income (Loss)    Receivable      Total
                                                      ------------------------------------------
Balance, September 30, 1999                           $      37,901    $     --      $    22,982

Common stock and option issuances as follows:
    - for employee, officer and director
      compensation at an average of
      $0.61 per share                                          --            --          158,580
    - for officers' and directors' compensation
      at an average of $1.19 per share                         --            --           13,730
    - for services at an average of $0.47 per share            --            --          251,635
    - for mineral property at $0.89 per share                  --            --           89,000
    - for investments at $0.33 per share                       --            --           66,000
    - for cash at $0.08 per share                              --            --           33,531
    - for cash, options and warrants                           --            --          100,000
    - for incentive fees at $0.33 per share                    --            --           21,544
    - for deferred mineral property acquisition
      costs at $0.13 per share                                 --            --           16,242
    - for modification of stockholder agreement
      at $0.60 per share                                       --            --          150,000
    - for modification of stockholder agreement                --            --           14,641
    - from exercise of options at $0.12 per share              --            --         1,165,120

Cash received for the issuance of common stock
    warrants for 7,979,761 shares of stock                     --            --           10,000

Miscellaneous common stock adjustments                         --            --             --

Net loss for the year ended  September 30, 2000                --            --       (2,186,541)

Other comprehensive income (loss)                           (38,314)         --          (38,314)
                                                      -------------    ----------    -----------
Balance, September 30, 2000                           $        (413)   $     --      $  (111,850)
                                                      -------------    ----------    -----------


    The accompanying condensed notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                            Common Stock
                                                                     -------------------------    Additional        Stock
                                                                        Number                     Paid-in       Options and
                                                                      of Shares       Amount       Capital         Warrants
                                                                     ------------  -----------   ------------    ------------
Balance, September 30, 2000                                          18,232,776    $   182,327   $  3,296,897    $   118,920

Common stock and option issuances as follows:
     - for cash of $1.00 per share                                      192,000          1,920        190,080           --
     - for cash and consulting services from
        options for $0.39 per share                                      33,333            333         12,737         (3,070)
     - for services at an average of $0.92 per share                     13,700            137         12,463           --
     - for officer and employee compensation at
        $1.13 per share                                                   5,200             52          5,828           --
     - for payment of accrued officer's compensation
        at $1.35 per share                                               10,000            100         13,400           --
     - for consulting services at an ave of $0.77 per share              45,461            455         34,247           --
     - for directors' compensation at $0.85 per share                    75,000            750         63,000           --
     - for modification of contract at $0.78 per share                    3,000             30          2,310           --
     - for interest payment on contract
        at an average of $0.80 per share                                 10,000            100          7,900           --
     - for mineral property expenses at $0.85 per share                   1,000             10            840           --
     - for debt at $1.00 per share                                      134,500          1,345        133,155           --

Options issued to officers, directors and employees for services           --             --             --          354,000

Warrants issued as follows:
     - for consulting services                                             --             --             --          170,521
     - for loan agreements                                                 --             --             --          141,547
     - for extension of exercise period
        on outstanding warrants                                            --             --             --          608,058

Net loss for the year ended September 30, 2001                             --             --             --             --

Other comprehensive income                                                 --             --             --             --
                                                                     ----------    -----------   ------------    -----------
Balance, September 30, 2001                                          18,755,970    $   187,559   $  3,772,856    $ 1,389,976
                                                                     ----------    -----------   ------------    -----------


                                                                     Beneficial                        Other
                                                                     Conversion    Accumulated     Comprehensive
                                                                       Rights         Deficit       Income (Loss)       Total
                                                                     ----------    ------------    --------------    ------------
Balance, September 30, 2000                                          $     --      $ (3,709,581)   $         (413)   $   (111,850)

Common stock and option issuances as follows:
     - for cash of $1.00 per share                                         --              --                --           192,000
     - for cash and consulting services from
        options for $0.39 per share                                        --              --                --            10,000
     - for services at an average of $0.92 per share                       --              --                --            12,600
     - for officer and employee compensation at
        $1.13 per share                                                    --              --                --             5,880
     - for payment of accrued officer's compensation
        at $1.35 per share                                                 --              --                --            13,500
     - for consulting services at an ave of $0.77 per share                --              --                --            34,702
     - for directors' compensation at $0.85 per share                      --              --                --            63,750
     - for modification of contract at $0.78 per share                     --              --                --             2,340
     - for interest payment on contract
        at an average of $0.80 per share                                   --              --                --             8,000
     - for mineral property expenses at $0.85 per share                    --              --                --               850
     - for debt at $1.00 per share                                         --              --                --           134,500

Options issued to officers, directors and employees for services           --              --                --           354,000

Warrants issued as follows:
     - for consulting services                                             --              --                --           170,521
     - for loan agreements                                                 --              --                --           141,547
     - for extension of exercise period
        on outstanding warrants                                            --              --                --           608,058

Net loss for the year ended September 30, 2001                             --        (3,437,354)             --        (3,437,354)

Other comprehensive income                                                 --              --                 413             413
                                                                     ----------    ------------    --------------    ------------
Balance, September 30, 2001                                          $     --      $ (7,146,935)   $         --      $ (1,796,543)
                                                                     ----------    ------------    --------------    ------------


    The accompanying condensed notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                            Common Stock
                                                                     -------------------------    Additional        Stock
                                                                        Number                     Paid-in       Options and
                                                                      of Shares       Amount       Capital         Warrants
                                                                     ------------  -----------   ------------    ------------
Balance, September 30, 2001                                          18,755,970    $   187,559   $  3,772,856   $  1,389,976     )

Common stock issuances as follows:
     - for cash at $0.10 per share                                    2,500,000         25,000        225,000           --
     - for a note payable at $1.00 per share                             25,000            250         24,750           --
     - for consulting fees payable at $0.55 per share                    12,536            126          6,769           --
     - for mineral properties at $0.70 per share                      1,100,000         11,000        759,000           --
     - for services at an average of $0.49 per share                    112,500          1,125         53,625           --
     - for financing expense at an average of $0.44 per share            82,429            824         35,369           --

Options issued to officers, directors and employees for services           --             --             --           29,528

Warrants issued as follows:                                                --
     - for loan agreements                                                 --             --             --           55,352

Expiration of stock options and warrants                                   --             --           91,814        (91,814)

Interest expense forgiven by shareholders                                  --             --           42,950           --

Net loss for the year ended September 30, 2002                             --             --             --             --
                                                                     ----------    -----------   ------------    -----------
Balance, September 30, 2002                                          22,588,435        225,884      5,012,133      1,383,042

Common stock issuances as follows:
     - miscellaneous common stock adjustment                             29,555            296           --             --
     - for cash at $0.10 per share                                    5,500,000         55,000        495,000           --
     - for consulting services at an average of $0.15 per share       1,763,779         17,638        243,362           --
     - for loans payable at an average of $0.10 per share               369,160          3,692         33,225           --
     - for prior period services at an average of $.13 per share        245,000          2,450         30,550           --
     - for investments at $0.21 per share                               450,000          4,500         88,668           --
     - to officers and directors for services at $.10 per share       1,423,156         14,231        129,025           --
     - penalty shares at $.26 per share                                 860,000          8,600        215,000           --

Change in market value of investments                                      --             --             --             --

Net loss for the year ended September 30, 2003                             --             --             --             --
                                                                     ----------    -----------   ------------    -----------
Balance, September 30, 2003                                          33,229,085    $   332,291   $  6,246,963    $ 1,383,042
                                                                     ----------    -----------   ------------    -----------


                                                                     Beneficial                        Other
                                                                     Conversion    Accumulated     Comprehensive
                                                                       Rights         Deficit       Income (Loss)       Total
                                                                     ----------    ------------    --------------    ------------
Balance, September 30, 2001                                          $     --      $ (7,146,935)   $         --        $ (1,796,543)

Common stock issuances as follows:
     - for cash at $0.10 per share                                         --              --                --           250,000
     - for a note payable at $1.00 per share                               --              --                --            25,000
     - for consulting fees payable at $0.55 per share                      --              --                --             6,895
     - for mineral properties at $0.70 per share                           --              --                --           770,000
     - for services at an average of $0.49 per share                       --              --                --            54,750
     - for financing expense at an average of $0.44 per share              --              --                --            36,193

Options issued to officers, directors and employees for services           --              --                --            29,528

Warrants issued as follows:
     - for loan agreements                                                 --              --                --            55,352

Expiration of stock options and warrants                                   --              --                --              --

Interest expense forgiven by shareholders                                  --              --                --            42,950

Net loss for the year ended September 30, 2002                             --        (1,168,171)             --        (1,168,171)
                                                                     ----------    ------------    --------------    ------------
Balance, September 30, 2002                                                --        (8,315,106)             --        (1,694,046)

Common stock issuances as follows:
     - miscellaneous common stock adjustment                               --              --                --               296
     - for cash at $0.10 per share                                         --              --                --           550,000
     - for consulting services at an average of $0.15 per share            --              --                --           261,000
     - for loans payable at an average of $0.10 per share                  --              --                --            36,917
     - for prior period services at an average of $.13 per share           --              --                --            33,000
     - for investments at $0.21 per share                                  --              --                --            93,168
     - to officers and directors for services at $.10 per share            --              --                --           143,256
     - penalty shares at $.26 per share                                    --              --                --           223,600

Change in market value of investments                                      --              --               1,800           1,800

Net loss for the year ended September 30, 2003                             --          (966,958)            --          (966,958)
                                                                     ----------    ------------    --------------    ------------
Balance, September 30, 2003                                          $             $ (9,282,064)   $        1,800    $ (1,317,968)
                                                                     ----------    ------------    --------------    ------------


    The accompanying condensed notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                            Common Stock
                                                                     -------------------------    Additional        Stock
                                                                        Number                     Paid-in       Options and
                                                                      of Shares       Amount       Capital         Warrants
                                                                     ------------  -----------   ------------    ------------
Balance, September 30, 2003                                          33,229,085    $   332,291   $  6,246,963    $ 1,383,042


Common stock issuances as follows:
     - for cash at $0.20 per share                                    1,675,000         16,750        318,250           --
     - for consulting services at an average of $0.35 per share         162,500          1,625         54,800           --
     - for accounts payable at an average of $.24 per share             626,130          6,261        144,584           --
     - for investments at $0.20 per share                               125,000          1,250         23,750           --
     - to officers and directors for services at $.12 per share         150,000          1,500         16,500           --

Expired options & warrants                                                 --             --          503,774       (503,774)

Options issued to officers and directors for services                      --             --             --           95,000

Change in market value of investments                                      --             --             --             --

Net loss for the year ended September 30, 2004                             --             --             --             --
                                                                     ----------    -----------   ------------    -----------
Balance, September 30, 2004                                          35,967,715    $   359,677   $  7,308,621    $   974,268
                                                                     ===========   ===========   ============    ===========

Common stock issuances as follows:
     - for accounts payable at an average of $.38 per share              10,000            100          3,700           --
     - for class A warrants at $0.15 per share                             --             --             --           51,577
     - for class B warrants at $0.10 per share                             --             --             --           42,248
     - for beneficial conversion rights at $0.19 per share                 --             --             --             --

Net loss for the period ended December 31, 2004                            --             --             --             --
                                                                     ----------    -----------   ------------    -----------
Balance, December 31, 2004                                           35,977,715    $   359,777   $  7,312,321    $ 1,068,093
                                                                     ===========   ===========   ============    ===========


                                                                     Beneficial                        Other
                                                                     Conversion    Accumulated     Comprehensive
                                                                       Rights         Deficit       Income (Loss)       Total
                                                                     ----------    ------------    --------------    ------------
Balance, September 30, 2003                                                --      $ (9,282,064)   $        1,800    $ (1,317,968)


Common stock issuances as follows:
     - for cash at $0.20 per share                                         --              --                --           335,000
     - for consulting services at an average of $0.35 per share            --              --                --            56,425
     - for accounts payable at an average of $.24 per share                --              --                --           150,845
     - for investments at $0.20 per share                                  --              --                --            25,000
     - to officers and directors for services at $.12 per share            --              --                --            18,000

Expired options & warrants                                                 --              --                --              --

Options issued to officers and directors for services                      --              --                --            95,000

Change in market value of investments                                      --              --              (1,800)         (1,800)

Net loss for the year ended September 30, 2004                             --          (782,494)             --          (782,494)
                                                                     ----------    ------------    --------------    ------------
Balance, September 30, 2004                                          $     --      $(10,064,558)   $         --      $ (1,421,992)
                                                                     ==========    ============    ==============    ============

Common stock issuances as follows:
     - for accounts payable at an average of $.38 per share                --              --               --              3,800
     - for class A warrants at $0.15 per share                             --              --               --             51,577
     - for class B warrants at $0.10 per share                             --              --               --             42,248
     - for beneficial conversion rights at $0.19 per share               77,158            --               --             77,158

Net loss for the period ended December 31, 2004                            --          (130,962)            --           (130,962)
                                                                     ----------    ------------    --------------    ------------
Balance, December 31, 2004                                           $   77,158    $(10,195,520)   $         --      $ (1,378,171)
                                                                     ==========    ============    ==============    ============


    The accompanying condensed notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                                     Period from
                                                                                                                   October 1, 1996
                                                                                                                    (Inception of
                                                                                 Three Months    Three Months    Exploration Stage)
                                                                                    Ended           Ended                to
                                                                                 December 31,     December 31,      December 31,
                                                                                    2004             2003               2004
                                                                                 (unaudited)     (unaudited)        (unaudited)
                                                                                --------------   -------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $     (130,962)  $   (109,312)   $      (9,637,016)
   Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation                                                                          892            689               52,768
     Loss (Gain) on investment sales                                                      --             --                 68,969
     Gain on sales of internal securities                                                 --             --               (210,194)
     Loss (Gain) on disposition and impairment of assets                                  --             --                185,891
     Gain on sale of mineral property claims for securities                               --             --                   (500)
     Gain on trade-in of property and equipment                                           --             --                 (7,872)
     Gain on settlement of vendor account                                                 --             --               (138,766)
     Interest expense forgiven by related parties                                         --             --                 20,848
     Common stock issued for services and expenses                                        --             --                983,974
     Common stock issued for payables and accrued expenses                                --             --                219,657
     Common stock and options issued as compensation                                      --             --                977,375
     Stock options and warrants issued for financing activities                           --             --                822,257

     Common stock issued for investments                                                  --             --                160,168
     Common stock and warrants issued to acquire mineral
     property options                                                                     --             --              1,114,873
     Warrants issued for consulting fees                                                  --             --                170,521
     Common stock issued for incentive fees                                               --             --                 21,544
     Investment traded for services                                                       --             --                 45,939
   Changes in assets and liabilities:
     Prepaid expenses & inventory                                                        1,796           --                  2,653
     Accounts payable                                                                    1,811         10,040              250,268
     Accounts payable - checks in excess of bank balance                                  --           (3,297)                   7
     Accrued expenses                                                                    5,912         46,227                7,507
     Interest payable                                                                   22,424         18,903              121,927
                                                                                --------------   -------------   ------------------
   Net cash used by operating activities                                               (98,127)       (36,750)          (4,767,202)
                                                                                --------------   -------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                                      --             --                 35,126
     Purchase of fixed assets                                                             --             --                 (4,358)
     Proceeds from sales of mineral property                                              --             --                 20,000
     Purchase of furniture and equipment                                                  --             --                (41,695)
     Proceeds from investments sold                                                       --             --                183,161
                                                                                --------------   -------------   ------------------
   Net cash provided by investing activities                                              --             --                192,234
                                                                                --------------   -------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable and short-term borrowings                                  --             --               (124,556)
     Proceeds from internal securities sale                                               --             --                210,194
     Sale of warrants for common stock                                                    --             --                 10,000
     Proceeds from short-term borrowings                                                32,275         40,000            1,501,432
     Proceeds from long-term borrowings                                                   --             --                   --
     Sale of common stock, subscriptions
     and exercise of options                                                              --             --              2,693,151
     Issuance of penalty shares                                                           --             --                223,600
     Issuance of warrants                                                               93,825           --                 93,825
     Issuance of beneficial conversion rights                                           77,158           --                 77,158
                                                                                --------------   -------------   ------------------
   Net cash provided by financing activities                                           203,258         40,000            4,684,804
                                                                                --------------   -------------   ------------------
NET INCREASE IN CASH                                                                   105,131          3,250              109,837

CASH, BEGINNING OF PERIOD                                                                8,313          2,558                3,607
                                                                                --------------   -------------   ------------------

CASH, END OF PERIOD                                                             $      113,444   $      5,808    $         113,444
                                                                                ==============   ============    =================


    The accompanying condensed notes are an integral part of these financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                                     Period from
                                                                                                                   October 1, 1996
                                                                                                                    (Inception of
                                                                                 Three Months    Three Months    Exploration Stage)
                                                                                    Ended           Ended                to
                                                                                 December 31,     December 31,      December 31,
                                                                                    2004             2003               2004
                                                                                 (unaudited)     (unaudited)        (unaudited)
                                                                                --------------   -------------   ------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                $         --     $       --      $            --
   Income taxes paid                                                            $         --     $       --      $            --

NON-CASH FINANCING AND INVESTING ACTIVITIES:
   Common stock and warrants issued to acquire
   mineral properties                                                           $         --     $       --      $        344,873
   Common stock issued to acquire mineral property                              $         --     $       --      $        845,000
   Common stock issued for acquisition of
   mining equipment                                                             $         --     $       --      $         180,000
   Common stock issued for services and expenses                                $         --     $       --      $         983,974
   Common stock issued for investment                                           $         --     $       --      $         185,168
   Common stock issued for payables and accrued expenses                        $        3,800   $       --      $         223,457
   Common stock issued for incentive fees                                       $         --     $       --      $          21,544
   Common stock and options issued as compensation                              $         --     $       --      $         977,375
   Stock options and warrants issued for financing activities                   $         --     $       --      $         822,257
   Warrants issued for consulting fees                                          $         --     $       --      $         170,521
   Deferred acquisition costs on mining property                                $         --     $       --      $          46,242
   Purchase of equipment with financing agreement                               $         --     $       --      $          21,814
   Investments received for mineral property                                    $         --     $       --      $           5,500
   Investments traded for services                                              $         --     $       --      $          45,939
   Equipment for loans payable                                                  $         --     $       --      $           4,500


    The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2004


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

The accompanying financial statements should be read in conjunction with the audited financial statements of the Company included in the Company's September 30, 2004 Annual Report on Form 10-KSB.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended December 31, 2004 are not necessarily representative of operating results to be expected for the entire fiscal year.


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

Going Concern
As shown in the accompanying financial statements, the Company has limited cash, has negative working capital, has no revenues, and has an accumulated deficit of $10,195,520. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company is actively seeking additional capital. In addition to its general and administrative expenses which average approximately $40,000 per month, management's plans for the next twelve months include exploration activity on the Lake Owen, Peter Lake, and new Stillwater properties totaling approximately $600,000.

TREND MINING COMPANY
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2004


--------------------------------------------------------------------------------
Going Concern (continued)
The Company's management believes that it will generate sufficient cash from a public or private debt or equity financing in order for the Company to continue to operate based on current expense projections. However, management is unable to provide assurances that it will be successful in obtaining sufficient sources of capital.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications have not resulted in any changes to the Company's accumulated deficit or net losses presented.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties
The following summarizes activity of loan amounts due to related parties (all of which are unsecured) since September 30, 2003:



  Notes Payable as of September 30, 2004      $1,032,857
                                              ----------

  Additions                                         --
                                              ----------
  Repayments                                        --
                                              ----------
  Notes Payable as of December 31, 2004       $1,032,857
                                              ==========

NOTE 4 - CONVERTIBLE BRIDGE LOANS

2004 Convertible Bridge Loans
On December 8, 2004, the Company sold, in anticipation of a larger subsequent offering (see Note 5), three year notes in the amount of $250,000 which are convertible into common shares of the Company at the rate of one share for each $.30 of principal and interest. In addition, the note holders received warrants which allow them to purchase an additional 750,000 common shares of the company at varying prices between $.25 and $.50 per share. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike prices of $.25 & $.50, risk free interest rate of 5%, expected life of three years, and expected volatility of 78% with no dividends expected to be issued. The value of the warrants totaled $93,825 at the issuance date and are recorded on the balance sheet as a debt discount. Additionally, the conversion feature of the notes resulted in a beneficial conversion amount of $77,158.

Following guidance provided by EITF 00-27 the Company allocated proceeds first to the warrants granted the note holders. The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to shareholders equity. The discounts are being amortized over 3 years, the life of the loan. The Company paid financing fees of approximately $53,000 in connection with the offering; these fees are being amortized over the 3 years, the life of the loan.

TREND MINING COMPANY
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2004


--------------------------------------------------------------------------------
As of December 31, 2004, the Company's is showing the principal value of the debt, less the unamortized debt discounts of approximately $217,700 as the current portion of the debt. The Company has accrued approximately $1,600 of accrued interest related to these notes as of December 31, 2004.

NOTE 5 - SUBSEQUENT EVENT

2005 - Convertible Debt
In January 2005, the Company completed a private placement of secured, convertible promissory notes in the amount of $1,300,000. This offering retired, replaces and supersedes the terms of the $250,000 offering of December 8, 2004. As part of this offering, the Company issued promissory notes ("Notes") due on January 28, 2008, bearing interest at a rate per annum equal to the "prime rate," plus 3% percent but not less than 10%, with principal and interest payable monthly starting June 1, 2005. The promissory notes are convertible into shares of the Company's common stock at a rate of one share for each $0.30 of principal and interest outstanding. Additionally the Company issued two series of warrants (Class A and Class B) with the promissory notes. The Class A warrants allow for the purchase of up to 1,733,333 shares of the Company's common stock at an exercise price of $0.50 per share and Class B warrants allow for the purchase of up to 2,166,667 shares of common stock at an exercise price of $0.25 per share. The Class A warrants have a maturity of 5 years and the Class B warrants expire 180 days after the Company files a registration statement registering the shares issuable upon conversion of the notes and exercise of the warrants.

Aurora Metals Limited Joint Venture
In January 2005, Trend announced that it signed a Letter of Intent to form a 50-50 joint venture with Aurora Metals Limited ("Aurora"). The agreement provides, that Trend will explore for platinum group metals on portions of a Aurora claim known as the "Stillwater intrusive complex in Montana". Trend will be the operator during the exploration stage and will earn 50% in the project by spending $2 million over next 5 years. Additionally, Trend must issue 50,000 shares of it's common stock on commencement of the agreement; 20,000 shares and $20,000 in the first year, and $20,000 in cash or stock each year thereafter until it has spent the agreed upon sum of $2 million, at that time the 50-50 joint venture will be formed.

ITEM 2. MANAGEMENT'S DISCUSSION, ANALYSIS, AND PLAN OF OPERATIONS

The Company's operating losses for the three-month period ended December 31, 2004 totaled $102,318. The accumulated deficit since inception of the current exploration stage is $9,078,512, and Trend's total loss since inception of the company is $9,637,106. The third quarter operating loss is due primarily to general and administrative expenses of $40,910, officer and director compensation of $29,992 and exploration expenses of $19,013. Operating cash at the end of the quarter totaled $113,444.

During the reporting period, the Company closed an initial amount of a convertible debt financing of gross proceeds of $250,000. The total amount of the convertible debt offering is scheduled to be as much as $2.3 million. The promissory notes are convertible into shares of the Company's common stock at a fixed conversion price of $0.30 of principal and interest outstanding if the average closing market price of the Company stock for the twenty consecutive trading days proceeding the repayment date exceeds or is equal to $0.345. If the average market price does not equal or exceed $0.345 per share, then the Company may pay the Holder in cash at the rate of 104% of the required scheduled payment or the Company may pay in freely tradable common shares at a conversion rate equal to 80% of the average of the five lowest closing bid prices for the twenty consecutive trading days proceeding the repayment date. Trend also issued warrants in connection with this offering, the terms of which are further described below in Item 2 in the section entitled "Warrants". Subsequent to the reporting period the Company closed an additional $1,050,000 and may, at its option, and for up to forty-five days from the date of the second closing, close an additional $1,000,000 on the same terms.

The Company needs approximately $40,000 per month to cover its general and administrative expenses, accounting and legal fees, as well as payments made to creditors pursuant to payment arrangement plans. Trend's long record of losses raises a question of whether the Company will continue as an ongoing business.

The Company intends to seek additional financing from the public or private debt or equity markets to continue its business activities. Under the Company's Delaware certificate of incorporation, Trend has 100,000,000 authorized shares of common stock and is authorized to issue 20,000,000 shares of preferred stock. We currently have no preferred shares issued and outstanding.

Although the Company intends to continue to seek additional financing through sales of common stock or other means, there can be no assurance that its efforts to obtain additional financing will be successful, or that additional financing will be available on terms acceptable to the Company. Additionally the terms of the newly closed convertible debt impose additional restrictions on the conditions under which management could accept new debt or equity financing.

The Company projects a need for up to $6 million of financing over the next two years to fully implement its exploration plans on the properties it now controls. Without this level of financing, management intends to adjust its spending and focus on making land and advance royalty payments necessary to retain control of the properties, and to perform the minimum work requirements delineated in its joint venture agreements, or as required by governmental authority. If the Company is not able to raise sufficient capital it may lose control of some or all of its existing properties, or be diluted to a minimum position due to: 1) an inability to match the spending of its joint venture partners; 2) for non-payment of land fees or advance royalties; 3) for non-performance of the terms of its agreements.


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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.


We had 35,977,715 shares of common stock issued and outstanding as of December 31, 2004.

Common Stock

During the report period the Company issued 10,000 shares for accounts payable at an average price of $.38 per share.

Options

None issued during the reporting period. Options vested during the reporting period consist of 50,000 options issued to Thomas Loucks exercisable at $0.37 until 11/28/2007 and 50,000 options issued to Ishiung Wu exercisable at $0.37 until 11/28/2007

Warrants

In connection with the convertible debt offering described above, the Company issued two sets of warrants: 333,333 Class A Warrants exercisable for five years at an exercise price of $0.50 a share; and 416,667 Class B Warrants exercisable at $0.25 for 180 days following the effective date of a to-be-filed registration statement required in connection with the convertible debt offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

None.

-------------

(b) Reports on Form 8-K.

8-K/A   [Amend]Current  report,  item 2004-12-14  Amended  filing   describing
        1.01                                      the  entry  into a  Material
                                                  Definitive   Agreement   and
                                                  further    describing    the
                                                  convertible   debt  offering
                                                  which  the  Company  entered
                                                  into on December 8, 2004 and
                                                  listing  as   exhibits   all
                                                  material           documents
                                                  associated      with     the
                                                  offering.

8-K     Current report, items 8.01    2004-12-14  Press release announcing the
        and 9.01                                  signing   of  a  letter   of
                                                  intent   to   form  a  joint
                                                  venture  with   Nuinsco,   a
                                                  Canadian      mining     and
                                                  exploration    company,   to
                                                  jointly    explore   mineral
                                                  claims   in  the   Athabasca
                                                  Basin, Saskatchewan


8-K     Current report, items 8.01    2004-12-09 Press release announcing the
        and 9.01                                 losing   of   the   initial
                                                 mount of  $250,000  of a $2
                                                 illion   convertible   debt
                                                 ffering.

8-K     Current report, items 8.01    2004-10-06 Press   release   announcing
        and 9.01                                 acquisition  of mining clams
                                                 in     Athabasca      Basin,
                                                 Saskatchewan



SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND MINING COMPANY


Dated:  Feb. 14, 2005
By:     /s/  Thomas Loucks
--------------------------
Thomas Loucks
President and Chief Executive Officer
(Principal Executive Officer)


Dated:  Feb. 14, 2005
By:     /s/  John P. Ryan
-------------------------
John P. Ryan
Chief Financial Officer