Form 10QSB
period 2005-03-31
TREND MINING CO
filed 2005-05-23
CIK 1115954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                   FORM 10QSB

                     Under Section 12(b) or Section 12(g) of
                       The Securities Exchange Act of 1934
                      for the quarter ended March 31, 2005

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

Yes |X|   No |_|

The number of shares outstanding at March 31, 2005: 36,065,215 shares

================================================================================



                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                              Financial Statements
                                 March 31, 2005



================================================================================

                              TREND MINING COMPANY

FINANCIAL STATEMENTS

         Balance Sheets                                                        1

         Statements of Operations                                              2

         Statement of Stockholders' Equity (Deficit)                           3

         Statements of Cash Flows                                              9

NOTES TO THE FINANCIAL STATEMENTS                                             11

MANAGEMENT DISCUSSION AND ANALYSIS                                            19

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                                                      March 31
                                                                        2005        September 30,
                                                                     (unaudited)        2004
                                                                    ------------    ------------
ASSETS

CURRENT ASSETS
      Cash                                                          $    766,453    $      8,313
      Prepaid expenses                                                        --           2,948
                                                                    ------------    ------------
           TOTAL CURRENT ASSETS                                          766,453          11,261
                                                                    ------------    ------------

MINERAL PROPERTIES                                                            --              --
                                                                    ------------    ------------

PROPERTY AND EQUIPMENT, net of depreciation                                7,151           6,631
                                                                    ------------    ------------


TOTAL ASSETS                                                        $    773,604    $     17,892
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable                                              $     51,880    $    205,686
      Accrued expenses                                                    72,880          75,780
      Convertible debt, current portion                                  457,656              --
      Interest payable                                                   196,068         125,561
      Loans payable to shareholders                                    1,047,857       1,032,857
                                                                    ------------    ------------
           TOTAL CURRENT LIABILITIES                                   1,826,341       1,439,884
                                                                    ------------    ------------

LONG-TERM LIABILITES
      Convertible debt, net of debt discount                             153,089              --
                                                                    ------------    ------------
           TOTAL LONG-TERM LIABILITIES                                   153,089              --
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES                                                 --              --
                                                                    ------------    ------------

STOCKHOLDERS' DEFICIT
      Preferred stock,  $0.01 par value, 20,000,000 shares
           authorized; no shares issued and outstanding                       --              --
      Common stock,  $0.01 par value, 100,000,000
           shares authorized; 36,065,215 and
           35,967,715 shares issued and outstanding, respectively        360,652         359,677
      Additional paid-in capital                                       7,331,256       7,308,621
      Stock options and warrants                                       1,503,817         974,268
      Benefical conversion rights                                        383,745              --
      Pre-exploration stage accumulated deficit                         (558,504)       (558,504)
      Accumulated deficit during exploration stage                   (10,226,792)     (9,506,054)
                                                                    ------------    ------------
           TOTAL STOCKHOLDERS' DEFICIT                                (1,205,826)     (1,421,992)
                                                                    ------------    ------------

TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIT                                         $    773,604    $     17,892
                                                                    ============    ============

            The accompanying condensed notes are an integral part of
                          these financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                            October 1, 1996   Period from
                                                                                             (Inception of   October 1, 1996
                                                                                              Exploration    (Inception of
                                         Three Months  Three Months  Six Months  Six Months      Stage)        Exploration
                                            Ended         Ended       Ended        Ended           to            Stage)
                                           March 31,     March 31,   March 31,    March 31,     March 31,          to
                                             2005          2004        2005         2004          2005         September 30,
                                          (unaudited)   (unaudited) (unaudited)  (unaudited)   (unaudited)        2004
                                          -----------   ----------- -----------  -----------   ------------    -----------
REVENUES                                   $      --    $      --    $      --    $      --    $         --    $        --
                                           ---------    ---------    ---------    ---------    ------------    -----------

EXPENSES
     Exploration expense                      80,880           --       99,893           --       3,028,768      2,928,875
     General and administrative              137,191       14,540      178,101       44,720       2,756,249      2,578,148
     Officers and directors
       compensation                           28,500       38,100       58,492       75,100       1,717,682      1,659,190
     Legal and professional                   70,211       54,836       81,722       77,633       1,487,601      1,405,879
     Depreciation                              1,101          690        1,993        1,379          53,869         51,876
                                           ---------    ---------    ---------    ---------    ------------    -----------
         Total Expenses                      317,883      108,166      420,201      198,832       9,044,169      8,623,968
                                           ---------    ---------    ---------    ---------    ------------    -----------

OPERATING LOSS                              (317,883)    (108,166)    (420,201)    (198,832)     (9,044,169)    (8,623,968)
                                           ---------    ---------    ---------    ---------    ------------    -----------

OTHER INCOME (EXPENSE)
     Dividend and interest income                731           --          731           --           7,129          6,398
     Gain on sale of internal securities          --      210,194           --      210,194         210,194        210,194
     Gain (loss) on disposition and
       impairment of assets                       --           --           --           --        (177,519)      (177,519)
     Gain (loss) on investment sales              --           --           --           --         (63,813)       (63,813)
     Financing expense                      (287,406)          --     (287,406)          --      (1,422,519)    (1,135,113)
     Interest expense                        (48,121)     (25,629)     (76,765)     (44,531)       (392,901)      (316,136)
     Miscellaneous income                         88         (117)          88          139          26,845         26,757
     Forgiveness of debt                      62,815           --       62,815           --         629,961        567,146
                                           ---------    ---------    ---------    ---------    ------------    -----------
         Total Other Income (Expense)       (271,893)     184,448     (300,537)     165,802      (1,182,623)      (882,086)
                                           ---------    ---------    ---------    ---------    ------------    -----------

INCOME (LOSS) BEFORE INCOME TAXES           (589,776)      76,282     (720,738)     (33,030)    (10,226,792)    (9,506,054)

INCOME TAXES                                      --           --           --           --              --             --

                                           ---------    ---------    ---------    ---------    ------------    -----------
NET INCOME (LOSS)                           (589,776)      76,282     (720,738)     (33,030)    (10,226,792)    (9,506,054)
                                           ---------    ---------    ---------    ---------    ------------    -----------

OTHER COMPREHENSIVE INCOME (LOSS)
     Change in market value of investments        --      (17,130)          --      (33,030)          1,800          1,800
                                           ---------    ---------    ---------    ---------    ------------    -----------

NET COMPREHENSIVE INCOME (LOSS)            $(589,776)   $  59,152    $(720,738)   $ (66,060)   $(10,224,992)   $(9,504,254)
                                           =========    =========    =========    =========    ============    ===========

BASIC AND DILUTED NET INCOME (LOSS)
  PER SHARE                                $   (0.02)   $     nil    $   (0.02)   $     nil
                                           =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING            36,036,048   33,229,085   36,005,215   33,229,085
                                          ==========   ==========   ==========   ==========

            The accompanying condensed notes are an integral part of
                          these financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                             Other
                                            Common Stock                    Stock                            Compre-
                                        ---------------------  Additional  Options  Beneficial               hensive
                                           Number               Paid-in      and    Conversion Accumulated   Income
                                         of Shares    Amount    Capital    Warrants   Rights    Deficit      (Loss)        Total
                                        -----------  --------  ----------  --------  -------- -----------   ---------   -----------
Balance, October 1, 1996                  1,754,242  $ 17,542  $  663,218  $      --   $ --   $  (558,504)  $      --   $   122,256

Common stock issuances as follows:
      - for cash at $0.50 per share         200,000     2,000      98,000         --     --            --          --       100,000
      - for payment of liabilities
          and expenses at $0.50 per
          share                              45,511       455      22,301         --     --            --          --        22,756

Net loss for the year ended
  September 30, 1997                             --        --          --         --     --      (128,614)         --      (128,614)
                                        -----------  --------  ----------  ---------   ----   -----------   ---------   -----------

Balance, September 30, 1997               1,999,753    19,997     783,519         --     --      (687,118)         --       116,398

Issuance of common stock as follows:
      - for mineral property at $0.50
          per share                         150,000     1,500      73,500         --     --            --          --        75,000
      - for lease termination at $0.50
          per share                          12,000       120       5,880         --     --            --          --         6,000
      - for debt at $0.50 per share          80,000       800      39,200         --     --            --          --        40,000
      - for cash at $0.20 per share           7,500        75       1,425         --     --            --          --         1,500
      - for compensation at $0.50
          per share                           9,000        90       4,410         --     --            --          --         4,500

Issuance of stock options for financing
  activities                                     --        --          --      2,659     --            --          --         2,659

Net loss for the year ended
  September 30, 1998                             --        --          --         --     --      (119,163)         --      (119,163)

Change in market value of investments            --        --          --         --     --            --     117,080       117,080
                                        -----------  --------  ----------  ---------   ----   -----------   ---------   -----------

Balance, September 30, 1998               2,258,253  $ 22,582  $  907,934  $   2,659   $ --   $  (806,281)  $ 117,080   $   243,974
                                        -----------  --------  ----------  ---------   ----   -----------   ---------   -----------

            The accompanying condensed notes are an integral part of
                          these financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                             Other
                                            Common Stock                    Stock                            Compre-
                                        ---------------------  Additional  Options  Beneficial               hensive
                                           Number               Paid-in      and    Conversion Accumulated   Income
                                         of Shares    Amount    Capital    Warrants   Rights    Deficit      (Loss)        Total
                                        -----------  --------  ----------  --------  -------- -----------   ---------   -----------
Balance, September 30, 1998               2,258,253  $ 22,582  $  907,934  $   2,659   $ --   $  (806,281)  $ 117,080   $   243,974

Common stock issuances as follows:
      - for cash at an average of
          $0.07 per share                   555,000     5,550      35,450         --     --            --          --        41,000
      - for prepaid expenses at $0.33
          per share                          50,000       500      16,000         --     --            --          --        16,500
      - for consulting services at an
          average of $0.20 per share        839,122     8,391     158,761         --     --            --          --       167,152
      - for mineral property at $0.13
          per share                         715,996     7,160      82,470         --     --            --          --        89,630
      - for officers' compensation at
          an average of $0.24 per share     300,430     3,004      70,522         --     --            --          --        73,526
      - for debt,  investment and
          expenses at $0.30 per share         9,210        92       2,671         --     --            --          --         2,763
      - for directors' compensation at
          an average of $0.25 per share      16,500       165       3,960         --     --            --          --         4,125
      - for rent at $0.25 per share           1,000        10         240         --     --            --          --           250
      - for equipment at $0.30 per share    600,000     6,000     174,000         --     --            --          --       180,000

Net loss for the year ended
  September 30, 1999                             --        --          --         --     --      (716,759)         --      (716,759)

Other comprehensive loss                         --        --          --         --     --            --     (79,179)      (79,179)
                                        -----------  --------  ----------  ---------   ----   -----------   ---------   -----------

Balance, September 30, 1999               5,345,511  $ 53,454  $1,452,007  $   2,659   $ --   $(1,523,040)  $  37,901   $    22,982
                                        -----------  --------  ----------  ---------   ----   -----------   ---------   -----------


            The accompanying condensed notes are an integral part of
                          these financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                             Other
                                            Common Stock                    Stock                            Compre-
                                        ---------------------  Additional  Options  Beneficial               hensive
                                           Number               Paid-in      and    Conversion Accumulated   Income
                                         of Shares    Amount    Capital    Warrants   Rights    Deficit      (Loss)        Total
                                        -----------  --------  ----------  --------  -------- -----------   ---------   -----------
Balance, September 30, 1999               5,345,511  $ 53,454  $1,452,007  $   2,659   $ --   $(1,523,040)  $  37,901   $    22,982

Common stock and option issuances as
  follows:
      - for employee, officer and
          director compensation at an
          average of $0.61 per share        231,361     2,314     140,446     15,820     --            --          --       158,580
      - for officers' and directors'
          compensation at an average
          of $1.19 per share                 11,500       115      13,615         --     --            --          --        13,730
      - for services at an average of
          $0.47 per share                   530,177     5,302     246,333         --     --            --          --       251,635
      - for mineral property at $0.89
          per share                       1,000,000     1,000      88,000         --     --            --          --        89,000
      - for investments at $0.33 per
          share                             200,000     2,000      64,000         --     --            --          --        66,000
      - for cash at $0.08 per share         456,247     4,562      28,969         --     --            --          --        33,531
      - for cash, options and warrants      100,000    10,000       2,414     87,586     --            --          --       100,000
      - for incentive fees at $0.33
          per share                          65,285       653      20,891         --     --            --          --        21,544
      - for deferred mineral property
          acquisition costs at $0.13
          per share                         129,938     1,299      14,943         --     --            --          --        16,242
      - for modification of stockholder
          agreement at $0.60 per share      200,000     2,000     118,000     30,000     --            --          --       150,000
      - for modification of stockholder
          agreement                              --        --       4,262     10,379     --            --          --        14,641
      - from exercise of options at
          $0.12 per share                 9,962,762    99,628   1,103,016    (37,524)    --            --          --     1,165,120

Cash received for the issuance of
  common stock warrants for
  7,979,761 shares of stock                      --        --          --     10,000     --            --          --        10,000

Miscellaneous common stock adjustments           (5)       --          --         --     --            --          --            --

Net loss for the year ended
  September 30, 2000                             --        --          --         --     --    (2,186,541)         --    (2,186,541)

Other comprehensive income (loss)                --        --          --         --     --            --     (38,314)      (38,314)
                                        -----------  --------  ----------  ---------   ----   -----------   ---------   -----------
Balance, September 30, 2000              18,232,776  $182,327  $3,296,897  $ 118,920   $ --   $(3,709,581)  $    (413)  $  (111,850)
                                        ===========  ========  ==========  =========   ====   ===========   =========   ===========

            The accompanying condensed notes are an integral part of
                          these financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                         Common Stock                                                          Other
                                     -------------------   Additional    Stock      Beneficial             Comprehensive
                                       Number               Paid-in    Options and  Conversion  Accumulated    Income
                                     of Shares    Amount    Capital     Warrants      Rights      Deficit      (Loss)      Total
                                     ----------  --------  ----------  -----------   --------  ------------   -------   -----------
Balance, September 30, 2000          18,232,776  $182,327  $3,296,897  $   118,920   $     --  $ (3,709,581)  $  (413)  $  (111,850)

Common stock and option
 issuances as follows:
   - for cash of $1.00 per share        192,000     1,920     190,080           --         --            --        --       192,000
   - for cash and consulting
     services from options for
     $0.39 per share                     33,333       333      12,737       (3,070)        --            --        --        10,000
   - for services at an average
     of $0.92 per share                  13,700       137      12,463           --         --            --        --        12,600
   - for officer and employee
     compensation at $1.13 per
     share                                5,200        52       5,828           --         --            --        --         5,880
   - for payment of accrued
     officer's compensation
     at $1.35 per share                  10,000       100      13,400           --         --            --        --        13,500
   - for consulting services at
     an ave of $0.77 per share           45,461       455      34,247           --         --            --        --        34,702
   - for directors' compensation
     at $0.85 per share                  75,000       750      63,000           --         --            --        --        63,750
   - for modification of contract
     at $0.78 per share                   3,000        30       2,310           --         --            --        --         2,340
   - for interest payment on
     contract at an average
     of $0.80 per share                  10,000       100       7,900           --         --            --        --         8,000
   - for mineral property
     expenses at $0.85 per share          1,000        10         840           --         --            --        --           850
   - for debt at $1.00 per share        134,500     1,345     133,155           --         --            --        --       134,500

Options issued to officers,
 directors and employees for
 services                                    --        --          --      354,000         --            --        --       354,000

Warrants issued as follows:
   - for consulting services                 --        --          --      170,521         --            --        --       170,521
   - for loan agreements                     --        --          --      141,547         --            --        --       141,547
   - for extension of exercise
     period on outstanding warrants          --        --          --      608,058         --            --        --       608,058

Net loss for the year ended
 September 30, 2001                          --        --          --           --         --    (3,437,354)       --    (3,437,354)

Other comprehensive income                   --        --          --           --         --            --       413           413
                                     ----------  --------  ----------  -----------   --------  ------------   -------   -----------
Balance, September 30, 2001          18,755,970  $187,559  $3,772,856  $ 1,389,976   $     --  $ (7,146,935)  $    --   $(1,796,543)
                                     ----------  --------  ----------  -----------   --------  ------------   -------   -----------


            The accompanying condensed notes are an integral part of
                          these financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                         Common Stock                                                          Other
                                     -------------------   Additional    Stock      Beneficial             Comprehensive
                                       Number               Paid-in    Options and  Conversion  Accumulated    Income
                                     of Shares    Amount    Capital     Warrants      Rights      Deficit      (Loss)      Total
                                     ----------  --------  ----------  -----------   --------  ------------   -------   -----------
Balance, September 30, 2001          18,755,970  $187,559  $3,772,856  $ 1,389,976   $     --  $ (7,146,935)  $    --   $(1,796,543)

Common stock issuances as follows:
   - for cash at $0.10 per share      2,500,000    25,000     225,000           --         --            --        --       250,000
   - for a note payable at $1.00
     per share                           25,000       250      24,750           --         --            --        --        25,000
   - for consulting fees payable
     at $0.55 per share                  12,536       126       6,769           --         --            --        --         6,895
   - for mineral properties
     at $0.70 per share               1,100,000    11,000     759,000           --         --            --        --       770,000
   - for services at an average
     of $0.49 per share                 112,500     1,125      53,625           --         --            --        --        54,750
   - for financing expense at an
     average of $0.44 per share          82,429       824      35,369           --         --            --        --        36,193

Options issued to officers,
 directors and employees
 for services                                --        --          --       29,528         --            --        --        29,528

Warrants issued as follows:
   - for loan agreements                     --        --          --       55,352         --            --        --        55,352

Expiration of stock options
 and warrants                                --        --      91,814      (91,814)        --            --        --            --

Interest expense forgiven by
 shareholders                                --        --      42,950           --         --            --        --        42,950

Net loss for the year ended
 September 30, 2002                          --        --          --           --         --    (1,168,171)       --    (1,168,171)
                                     ----------  --------  ----------  -----------   --------  ------------   -------   -----------
Balance, September 30, 2002          22,588,435   225,884   5,012,133    1,383,042         --    (8,315,106)       --    (1,694,046)

Common stock issuances as follows:
   - miscellaneous common stock
     adjustment                          29,555       296          --           --         --            --        --           296
   - for cash at $0.10 per share      5,500,000    55,000     495,000           --         --            --        --       550,000
   - for consulting services at
     an average of $0.15 per share    1,763,779    17,638     243,362           --         --            --        --       261,000
   - for loans payable at an
     average of $0.10 per share         369,160     3,692      33,225           --         --            --        --        36,917
   - for prior period services at
     an average of $.13 per share       245,000     2,450      30,550           --         --            --        --        33,000
   - for investments at $0.21
     per share                          450,000     4,500      88,668           --         --            --        --        93,168
   - to officers and directors for
     services at $.10 per share       1,423,156    14,231     129,025           --         --            --        --       143,256
   - penalty shares at $.26
     per share                          860,000     8,600     215,000           --         --            --        --       223,600

Change in market value
 of investments                              --        --          --           --         --            --     1,800         1,800

Net loss for the year ended
 September 30, 2003                          --        --          --           --         --      (966,958)       --      (966,958)
                                     ----------  --------  ----------  -----------   --------  ------------   -------   -----------
Balance, September 30, 2003          33,229,085  $332,291  $6,246,963  $ 1,383,042   $     --  $ (9,282,064)  $ 1,800   $(1,317,968)
                                     ----------  --------  ----------  -----------   --------  ------------   -------   -----------

            The accompanying condensed notes are an integral part of
                          these financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                         Common Stock                                                          Other
                                     -------------------   Additional    Stock      Beneficial             Comprehensive
                                       Number               Paid-in    Options and  Conversion  Accumulated    Income
                                     of Shares    Amount    Capital     Warrants      Rights      Deficit      (Loss)      Total
                                     ----------  --------  ----------  -----------   --------  ------------   -------   -----------
Balance, September 30, 2003          33,229,085  $332,291  $6,246,963  $ 1,383,042         --  $ (9,282,064)  $ 1,800   $(1,317,968)

Common stock issuances as follows:
   - for cash at $0.20 per share      1,675,000    16,750     318,250           --         --            --        --       335,000
   - for consulting services at
     an average of $0.35 per share      162,500     1,625      54,800           --         --            --        --        56,425
   - for accounts payable at an
     average of $.24 per share          626,130     6,261     144,584           --         --            --        --       150,845
   - for investments at $0.20
     per share                          125,000     1,250      23,750           --         --            --        --        25,000
   - to officers and directors
     for services at $.12 per share     150,000     1,500      16,500           --         --            --        --        18,000

Expired options & warrants                   --        --     503,774     (503,774)        --            --        --            --

Options issued to officers
 and directors for services                  --        --          --       95,000         --            --        --        95,000

Change in market value of
 investments                                 --        --          --           --         --            --    (1,800)       (1,800)

Net loss for the year ended
 September 30, 2004                          --        --          --           --         --      (782,494)       --      (782,494)
                                     ----------  --------  ----------  -----------   --------  ------------   -------   -----------
Balance, September 30, 2004          35,967,715   359,677   7,308,621      974,268         --   (10,064,558)       --    (1,421,992)

Common stock issuances as follows:
   - for accounts payable at an
     average of $.38 per share           10,000       100       3,700           --         --            --        --         3,800
   - for services at an average
     of $.23 per share                   87,500       875      18,935           --         --            --        --        19,810
Convertible debt issuance
   - class A warrants at $0.15
     per share                               --        --          --      341,801         --            --        --       341,801
   - class B warrants at $0.08
     per share                               --        --          --      187,748         --            --        --       187,748
   - beneficial conversion rights
     at $0.19 per share                      --        --          --           --    383,745            --        --       383,745

Net loss for the period ended
 March 31, 2005                              --        --          --           --         --      (720,738)       --      (720,738)
                                     ----------  --------  ----------  -----------   --------  ------------   -------   -----------
Balance, March 31, 2005              36,065,215  $360,652  $7,331,256  $ 1,503,817   $383,745  $(10,785,296)  $    --   $(1,205,826)
                                     ==========  ========  ==========  ===========   ========  ============   =======   ===========

            The accompanying condensed notes are an integral part of
                          these financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                             Ended             Ended               to           Exploration Stage)
                                                            March 31          March 31           March 31              to
                                                              2005              2004               2005            September 30,
                                                           (unaudited)       (unaudited)       (unaudited)            2004
                                                           -----------        ---------        ------------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $  (693,030)       $ (33,030)       $(10,199,084)       (9,506,054)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
    Depreciation                                                 1,993            1,379              53,869            51,876
    Amortization of debt discount                              293,627               --             293,627                --
    Loss on investment sales                                        --               --              68,969            68,969
    Gain on sales of internal securities                            --         (210,194)           (210,194)         (210,194)
    Loss on disposition and impairment
      of assets                                                     --               --             185,891           185,891
    Gain on sale of mineral property
      claims for securities                                         --               --                (500)             (500)
    Gain on trade-in of property and
      equipment                                                     --               --              (7,872)           (7,872)
    Gain on settlement of vendor
      account                                                       --               --            (138,766)         (138,766)
    Interest expense forgiven by
      related parties                                               --               --              20,848            20,848
    Common stock issued for services
      and expenses                                              19,810               --           1,003,784           983,974
    Common stock issued for payables
      and accrued expenses                                       3,800               --             223,457           219,657
    Common stock and options issued
      as compensation                                               --               --             977,375           977,375
    Stock options and warrants issued
      for financing activities                                      --               --             822,257           822,257
    Common stock issued for investments                             --               --             160,168           160,168
    Common stock and warrants issued
      to acquire mineral
      property options                                              --               --           1,047,872         1,114,873
    Warrants issued for consulting fees                             --               --             170,521           170,521
    Common stock issued for incentive fees                          --               --              21,544            21,544
    Investment traded for services                                  --               --              45,939            45,939
  Changes in assets and liabilities:                                --
    Prepaid expenses and inventory                               2,948               --               3,805               857
    Accounts payable                                          (153,806)          36,632             161,653           315,459
    Accounts payable - checks in excess
      of bank balance                                               --           (3,297)                  7                 7
    Accrued expenses                                            (2,900)          75,100              (1,305)            1,595
    Interest payable                                            42,799          (50,546)            142,302            99,503
                                                           -----------        ---------        ------------        ----------
  Net cash used by operating activities                       (484,759)        (183,956)         (5,153,833)       (4,602,073)
                                                           -----------        ---------        ------------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                 --               --              35,126            35,126
    Purchase of fixed assets                                    (2,513)              --              (6,871)           (4,358)
    Proceeds from sales of mineral property                         --               --              20,000            20,000
    Purchase of furniture and equipment                             --               --             (41,695)          (41,695)
    Proceeds from investments sold                                  --               --             183,161           183,161
                                                           -----------        ---------        ------------        ----------
  Net cash provided by investing activities                     (2,513)              --             189,721           192,234
                                                           -----------        ---------        ------------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable and
      short-term borrowings                                         --          (65,000)           (124,556)         (124,556)
    Proceeds from internal securities sale                          --          210,194             210,194           210,194
    Sale of warrants for common stock                               --               --              10,000            10,000
    Proceeds from borrowings                                 1,245,412           40,000           2,714,569         1,469,157
    Sale of common stock, subscriptions
    and exercise of options                                         --               --           2,693,151         2,693,151
    Issuance of penalty shares                                      --               --             223,600           223,600
                                                           -----------        ---------        ------------        ----------
  Net cash provided by financing activities                  1,245,412          185,194           5,726,958         4,481,546
                                                           -----------        ---------        ------------        ----------

NET INCREASE IN CASH                                           758,140            1,238             762,846            71,707

CASH, BEGINNING OF PERIOD                                        8,313            2,558               3,607             3,607
                                                                              ---------        ------------        ----------

CASH, END OF PERIOD                                        $   766,453        $   3,796        $    766,453            75,314
                                                           ===========        =========        ============        ==========

            The accompanying condensed notes are an integral part of
                          these financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                             Ended             Ended               to           Exploration Stage)
                                                            March 31          March 31           March 31              to
                                                              2005              2004               2005            September 30,
                                                           (unaudited)       (unaudited)       (unaudited)            2004
                                                           -----------        ---------        ------------        ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                            $        --        $      --        $         --                --
  Income taxes paid                                        $        --        $      --        $         --                --

NON-CASH FINANCING AND INVESTING
  ACTIVITIES:
  Common stock and warrants issued
    to acquire mineral properties                          $        --        $      --        $    344,873           344,873
  Common stock issued to acquire
    mineral property                                       $        --        $      --        $    845,000           845,000
  Common stock issued for acquisition
    of  mining equipment                                   $        --        $      --        $    180,000           180,000
  Common stock issued for services
    and expenses                                           $    19,810        $      --        $  1,003,784           983,974
  Common stock issued for investment                       $        --        $      --        $    185,168           185,168
  Common stock issued for payables
    and accrued expenses                                   $     3,800        $      --        $    223,457           219,657
  Common stock issued for incentive
    fees                                                   $        --        $      --        $     21,544            21,544
  Common stock and options issued as
    compensation                                           $        --        $      --        $    977,375           977,375
  Stock options and warrants issued
    for financing activities                               $    93,825        $      --        $  1,009,907           916,082
  Beneficial conversion rights on
    convertible debt                                       $    77,158        $      --        $    154,316            77,158
  Warrants issued for consulting fees                      $        --        $      --        $    170,521           170,521
  Deferred acquisition costs on
    mining property                                        $        --        $      --        $     46,242            46,242
  Purchase of equipment with financing
    agreement                                              $        --        $      --        $     21,814            21,814
  Investments received for mineral
    property                                               $        --        $      --        $      5,500             5,500
  Investments traded for services                          $        --        $      --        $     45,939            45,939
  Equipment for loans payable                              $        --        $      --        $      4,500             4,500

            The accompanying condensed notes are an integral part of
                          these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
March 31, 2005

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations for the six-month period ended March 31, 2005 are not necessarily representative of operating results to be expected for the entire fiscal year.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On March 28, 2001, the Company reincorporated in Delaware. This reincorporation represented a change of corporate domicile and had no accounting impact. Under its amended certificate of incorporation, Trend has authorized the issuance of 100,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of authorized preferred stock with a par value of $0.01, with rights and preferences to be determined by the Company's board of directors.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

TREND MINING COMPANY
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
March 31, 2005

--------------------------------------------------------------------------------

Accounting for Convertible Securities with Beneficial Conversion Features

Following guidance provided by EITF 00-27 the Company allocates proceeds received from convertible securities first to warrants granted the note holders. The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to shareholders equity. The discounts are amortized over the life of the loans.

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

Going Concern

As shown in the accompanying financial statements, the Company has limited cash, has negative working capital, has no revenues, and has accumulated deficits of $10,785,296. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company is actively seeking additional capital. In addition to its operating expenses which average approximately $40,000 per month, management's plans for the next twelve months include approximately $600,000 of cash expenditures for exploration activity on the Lake Owen, Peter Lake, and new Stillwater properties.

The Company's management believes that it will generate sufficient cash from a public or private debt or equity financing in order for the Company to continue to operate based on current expense projections. However, management is unable to provide assurances that it will be successful in obtaining sufficient sources of capital.

Impaired Asset Policy

The Company adopted Financial Accounting Standards Board Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." In complying with these standards, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts whenever events or changes in circumstances indicate that an asset may not be recoverable. Properties are acquired and recorded at fair values negotiated in arm's length transactions. The Company expenses the exploration and maintenance of its properties and claims. If results of exploration warrant an assessment of the carrying value of a mineral property's acquisition cost, or if the Company has an indication that a property's recorded fair value has declined, such costs will be reviewed and the related impairment, if any, will be recognized at that time. The amount of loss, if any, is measured by the amount that the carrying value of the long-lived asset exceeds its fair value.

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

TREND MINING COMPANY
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
March 31, 2005

--------------------------------------------------------------------------------

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensations." This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No.
123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company currently reports stock issued to employees under the rules of SFAS No. 123. therefore management expects no material impact to its financial statements from the adoption of this statement.

TREND MINING COMPANY
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
March 31, 2005

--------------------------------------------------------------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have a material impact on the Company as the Company does not anticipate maintaining inventory.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe the adoption of this statement will have a material impact on the Company's financial statements as the Company historically has not, nor does it anticipate, issuing financial instruments with characteristics of both liabilities and equity.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not believe the adoption of this statement will have a material impact on the Company's financial statements as the Company historically has not, nor does it anticipate, entering into hedging activities.

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

TREND MINING COMPANY
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
March 31, 2005

--------------------------------------------------------------------------------

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications have not resulted in any changes to the Company's accumulated deficit or net losses presented.

NOTE 4 - RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties
The following summarizes activity of loan amounts due to shareholders (all of which are unsecured) since September 30, 2004:

      Notes Payable as of September 30, 2004                  $ 1,032,857
      Additions                                                    15,000
      Repayments                                                       --
                                                              -----------
      Notes Payable as of March 31, 2005                      $ 1,047,857
                                                              ===========

NOTE 5 - CONVERTIBLE BRIDGE LOANS

2004 Convertible Bridge Loans

On December 8, 2004, the Company sold, in anticipation of a larger subsequent offering, three year notes in the amount of $250,000 which are convertible into common shares of the Company at the rate of one share for each $0.30 of principal and interest. In addition, the note holders received warrants which allow them to purchase an additional 750,000 common shares of the company at varying prices between $0.25 and $0.50 per share. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike prices of $0.25 and $0.50, risk free interest rate of 5%, expected lives of one to five years, and expected volatility of 78% with no dividends expected to be issued. The value of the warrants totaled $93,825 at the issuance date and are recorded on the balance sheet as a debt discount. Additionally, the conversion feature of the notes resulted in a beneficial conversion amount of $77,158.

Following guidance provided by EITF 00-27 the Company allocated proceeds first to the warrants granted the note holders. The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to shareholders equity. The discounts are being amortized over three years, the life of the loan. The Company paid financing fees of approximately $53,000 in connection with the offering; these fees are being amortized over three years, the life of the loan.

TREND MINING COMPANY
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
March 31, 2005

--------------------------------------------------------------------------------

As of March 31, 2005, these loans have been retired upon finalizing of the anticipated subsequent debt offering (See 2005 - Convertible Debt below) and the related debt discount amounts have been incorporated into that offering.

2005 - Convertible Debt

In January 2005, the Company completed a private placement of secured, convertible promissory notes in the amount of $1,300,000. This offering retired, replaces and supersedes the terms of the $250,000 offering of December 8, 2004. As part of this offering, the Company issued promissory notes ("Notes") due on January 28, 2008, bearing interest at a rate per annum equal to the "prime rate," plus 3% percent but not less than 10%, with principal and interest payable monthly starting June 1, 2005. The promissory notes are convertible into shares of the Company's common stock at a rate of one share for each $0.30 of principal and interest outstanding. Additionally the Company issued two series of warrants (Class A and Class B) with the promissory notes. The Class A warrants allow for the purchase of up to 1,733,333 shares of the Company's common stock at an exercise price of $0.50 per share and Class B warrants allow for the purchase of up to 2,166,667 shares of common stock at an exercise price of $0.25 per share. The Class A warrants have a maturity of five years and the Class B warrants expire 180 days after the effective date of a registration statement registering the shares issuable upon conversion of the notes and exercise of the warrants.

In March 2005, the Company completed a private placement of secured, convertible promissory notes in the amount of $150,000. As part of this offering, the Company issued promissory notes ("Notes") due on January 28, 2008, bearing interest at a rate per annum equal to the "prime rate," plus 3% percent but not less than 10%, with principal and interest payable monthly starting June 1, 2005. The promissory notes are convertible into shares of the Company's common stock at a rate of one share for each $0.30 of principal and interest outstanding. Additionally the Company issued two series of warrants (Class A and Class B) with the promissory notes. The Class A warrants allow for the purchase of up to 200,000 shares of the Company's common stock at an exercise price of $0.50 per share and Class B warrants allow for the purchase of up to 250,000 shares of common stock at an exercise price of $0.25 per share. The Class A warrants have a maturity of five years and the Class B warrants expire 180 days after the effective date of a registration statement registering the shares issuable upon conversion of the notes and exercise of the warrants.

As of March 31, 2005, the Company is showing the principal value of the debt, less the unamortized debt discounts of approximately $839,300 as the carrying value of the debt. The Company has accrued approximately $29,400 of accrued interest related to these notes as of March 31, 2005.

NOTE 6 - COMMON STOCK

During the six month period ended March 31, 2005 the Company issued 10,000 shares of common stock at an average price of $0.38 per share in settlement of accounts payable and issued 87,500 shares for services at an average of $0.23 per share.

TREND MINING COMPANY
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
March 31, 2005

--------------------------------------------------------------------------------

NOTE 7 - COMMON STOCK WARRANTS

Following is a summary of the status of warrants outstanding during the six month period ended March 31, 2005:

                                               Number of     Weighted Average
                                                 Shares       Exercise Price
                                              -----------    ---------------
Outstanding at October 1, 2004                  8,868,174         $0.46
Granted                                         4,350,000          0.36
Exercised                                              --            --
Forfeited                                         (40,000)         1.00
                                              -----------         -----
Outstanding at March 31, 2005                  13,178,174          0.43
                                              ===========         =====

Weighted average fair value of warrants
   granted in six month  period ended
   March 31, 2005                                                 $0.12
                                                                  =====

Summarized information about stock warrants outstanding and exercisable at March 31, 2004 is as follows:

                                                Outstanding & exercisable warrants
                        ------------------------------------------------------------------------------------
Exercise Price Range     Number of Shares  Weighted Average Remaining Life   Weighted Average Exercise Price
--------------------    -----------------  -------------------------------   -------------------------------
    $0.25 - $1.00           13,178,174                  2.38                             $ 0.43

For the six month period ended March 31, 2005, there were no common stock issuances due to the exercise of warrants. In accordance with SFAS 123, the Company utilizes the Black Scholes fair value model to value all option and warrant grants.

NOTE 8 - INCOME TAXES

As of March 31, 2005 the Company had net deferred tax assets of approximately $1,900,000. Because of the Company's history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets. For the six month period ended March 31, 2005 the valuation allowance increased approximately $208,000.

TREND MINING COMPANY
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
March 31, 2005

--------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Aurora Metals Limited Joint Venture
In January 2005, Trend announced that it signed a Letter of Intent to form a 50-50 joint venture with Aurora Metals Limited ("Aurora"). The agreement provides, that Trend will explore for platinum group metals on portions of an Aurora claim known as the "Stillwater intrusive complex in Montana." Trend will be the operator during the exploration stage and will earn 50% in the project by spending $2 million over next 5 years. Additionally, Trend must issue 50,000 shares of it's common stock on commencement of the agreement; 20,000 shares and $20,000 in the first year, and $20,000 in cash or stock each year thereafter until it has spent the agreed upon sum of $2 million, at which time the 50-50 joint venture will be formed.

ITEM 2. MANAGEMENT'S DISCUSSION, ANALYSIS, AND PLAN OF OPERATIONS

The Company's operating losses for the three-month period ended March 31, 2005 totaled $317,883. The accumulated deficit since inception of the current exploration stage is $10,226,792, and Trend's total loss since inception of the company is $10,785,296. The third quarter operating loss is due primarily to general and administrative expenses of $137,191, officer and director compensation of $28,500, exploration expenses of $80,880 and legal and professional fees of $70,211. Operating cash at the end of the quarter totaled $766,453.

During the reporting period, the Company closed two tranches of a convertible debt financing of gross proceeds of $1,450,000. The promissory notes are convertible into shares of the Company's common stock at a fixed conversion price of $0.30 of principal and interest outstanding if the average closing market price of the Company stock for the twenty consecutive trading days proceedingthe repayment date exceeds or is equal to $0.345. If the average market price does not equal or exceed $0.345 per share, then the Company may pay the Holder in cash at the rate of 104% of the required scheduled payment or the Company may pay in freely tradable common shares at a conversion rate equal to 80% of the average of the five lowest closing bid prices for the twenty consecutive trading days proceeding the repayment date. Trend also issued warrants in connection with this offering, the terms of which are further described below in Part II, Item 2 in the section entitled "Warrants".

The Company needs approximately $40,000 per month to cover its general and administrative expenses, accounting and legal fees, and officers' compensation. Management's plans for the next twelve months include approximately $600,000 of cash expenditures for exploration activity on the Lake Owen, Peter Lake, and the Stillwater properties. Given these factors and Trend's long record of losses, these conditions raise a question of whether the Company will continue as an ongoing business.

The Company intends to seek additional financing from the public or private debt or equity markets to continue its business activities. Under the Company's Delaware certificate of incorporation, Trend has 100,000,000 authorized shares of common stock and is authorized to issue 20,000,000 shares of preferred stock. Trend currently has no preferred shares issued and outstanding.

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

(b) Changes in internal controls. The Company evaluates its internal controls for financial reporting purposes on a regular basis. Based upon the results of these evaluations, the Company considers what revisions, improvements and/or corrective actions are necessary in order to ensure that its internal controls are effective. During the reporting period the Company shifted most of its cash balances to its banking account located near Denver, CO. This was done to allow the President of the Company more access and control of Company funds so that he can more easily undertake the exploration programs outlined for the Company. The President and CFO routinely review the funding requirements and cash balances of the Company and major expenditures are jointly approved by the Officers of the Company as well as the Board of Directors.

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

PART II

ITEM 1.   LEGAL PROCEEDINGS.

Nevada Southwest Investments LLC, dba Reno Business Park, obtained a judgment against the Company in the Second Judicial District, Washoe County, Nevada to collect the amount of $17,608.29 due under a rental lease agreement for office space the Company chose to vacate. The Company did not contest this action since it had no basis to do so. This court judgment, unless paid, may ultimately result in liens against the Company bank account, other Company assets, or the mineral properties held by the Company. Such liens may have the impact of reducing the capability of the Company to remain as a going concern. The Company is currently negotiating with the counsel of the creditor to make suitable payment arrangements to pay this judgment over time or in a lump sum.

We are unaware of any other legal proceedings involving the Company at this time. However, because we have accounts payable, some of which are overdue, it is possible that at anytime creditors of the Company could take action to collect such amounts due.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

We had 36,065,215 shares of common stock issued and outstanding as of March 31, 2005.

Common Stock

During the report period the Company issued 10,000 shares for accounts payable at $.38 per share and 87,500 shares for services at $.23 per share.

Options

None issued during the reporting period.

Warrants

In connection with the convertible debt offering described above, the Company issued two series of warrants (Class A and Class B) with the promissory notes. The Class A warrants allow for the purchase of up to 1,933,333 shares of the Company's common stock at an exercise price of $0.50 per share and Class B warrants allow for the purchase of up to 2,416,667 shares of common stock at an exercise price of $0.25 per share. The Class A warrants have a maturity of five years and the Class B warrants expire 180 days after the effective date of a registration statement registering the shares issuable upon conversion of the notes and exercise of the warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

None.

(b) Reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


TREND  MINING  COMPANY


Dated:  May 23, 2005

By: /s/ Thomas Loucks
   -------------------------------------
   Thomas Loucks
   President and Chief Executive Officer
   (Principal Executive Officer)


Dated:  May 23, 2005

By: /s/ John P. Ryan
   -------------------------------------
   John P. Ryan
   Chief Financial Officer