Form 10QSB
period 2005-06-30
TREND MINING CO
filed 2005-08-19
CIK 1115954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10QSB

Under Section 12(b) or Section 12(g) of
The Securities Exchange Act of 1934
for the quarter ended June 30, 2005

TREND MINING COMPANY

(Name of Small Business Issuer in its Charter)

Delaware	81-0304651
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

5439 South Prince Street
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

Yes ☒ No ☐

The number of shares outstanding at June 30, 2005: 36,275,215 shares

TREND MINING COMPANY
(An Exploration Stage Company)
Financial Statements
June 30, 2005

TREND MINING COMPANY

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS AND NOTES

TREND MINING COMPANY
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,	September 30,
	2005	2004
	(unaudited)	(Restated)
ASSETS

CURRENT ASSETS
Cash	$116,867	$8,313
Prepaid expenses	27,036	2,948
Purchase deposit	300,000	—
TOTAL CURRENT ASSETS	443,903	11,261

MINERAL PROPERTIES	—	—

PROPERTY AND EQUIPMENT, net of depreciation	7,132	6,631

OTHER ASSETS
Reclamation bond	6,500	—

TOTAL ASSETS	$457,535	$17,892

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$61,024	$205,686
Accrued expenses	71,618	75,780
Interest payable	238,171	125,561
Loans payable to stockholders	1,047,857	1,032,857
Current portion of long-term debt	549,187	—
TOTAL CURRENT LIABILITIES	1,967,857	1,439,884

LONG-TERM DEBT, net of current portion	56,052	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value, 20,000,000 shares
authorized; 0 and 1 share issued and outstanding, respectively	—	—
Common stock, $0.01 par value, 100,000,000
shares authorized; 36,275,215 and
35,967,715 shares issued and outstanding, respectively	362,752	359,677
Additional paid-in capital	7,990,295	7,518,815
Stock options and warrants	1,503,817	974,268
Pre-exploration stage accumulated deficit	(558,504)	(558,504)
Accumulated deficit during exploration stage	(10,864,734)	(9,716,248)
TOTAL STOCKHOLDERS' DEFICIT	(1,566,374)	(1,421,992)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$457,535	$17,892

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

					Period from
					October 1, 1996
					(Inception of
	Three Months	Three Months	Nine Months	Nine Months	Exploration Stage)
	Ended	Ended	Ended	Ended	to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$—	$—	$—	$—	$—

EXPENSES
Exploration expense	48,088	—	147,981	—	3,076,856
General and administrative	50,177	107,433	136,371	152,155	2,714,519
Consulting	74,201	—	167,372	—	167,372
Officers and directors compensation	32,000	44,600	89,000	119,700	1,748,190
Legal and professional	26,482	156,380	108,428	234,012	1,514,307
Depreciation	668	690	2,661	2,069	54,537
Total Expenses	231,616	309,103	651,813	507,936	9,275,781

OPERATING LOSS	(231,616)	(309,103)	(651,813)	(507,936)	(9,275,781)

OTHER INCOME (EXPENSE)
Dividend and interest income	3,660	—	4,479	—	10,877
Gain (loss) on disposition and impairment of assets	—	—	—	—	(177,519)
Gain (loss) on investment sales	—	(40,500)	—	(40,383)	(63,813)
Financing expense	(142,945)	—	(436,572)	—	(1,571,685)
Interest expense	(56,850)	(22,573)	(127,395)	(67,221)	(443,531)
Miscellaneous income	—	—	—	139	26,757
Forgiveness of debt	—	—	62,815	—	629,961
Total Other Income (Expense)	(196,135)	(63,073)	(496,673)	(107,465)	(1,588,953)

LOSS BEFORE INCOME TAXES	(427,751)	(372,176)	(1,148,486)	(615,401)	(10,864,734)

INCOME TAXES	—	—	—	—	—

NET LOSS	(427,751)	(372,176)	(1,148,486)	(615,401)	(10,864,734)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in market value of investments	—	(33,030)	—	(1,800)	1,800

NET COMPREHENSIVE LOSS	$(427,751)	$(405,206)	$(1,148,486)	$(617,201)	$(10,862,934)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	36,275,215	34,556,585	36,100,771	33,671,585

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Stock Options and Warrants	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
Balance, October 1, 1996	1,754,242	$17,542	$663,218	$—	$(558,504)	$—	$122,256

Common stock issuances as follows:
- for cash at $0.50 per share	200,000	2,000	98,000	—	—	—	100,000
- for payment of liabilities and expenses at $0.50
per share	45,511	455	22,301	—	—	—	22,756

Net loss for the year ended September 30, 1997	—	—	—	—	(128,614)	—	(128,614)

Balance, September 30, 1997	1,999,753	19,997	783,519	—	(687,118)	—	116,398

Issuance of common stock as follows:
— for mineral property at $0.50 per share	150,000	1,500	73,500	—	—	—	75,000
- for lease termination at $0.50 per share	12,000	120	5,880	—	—	—	6,000
- for debt at $0.50 per share	80,000	800	39,200	—	—	—	40,000
- for cash at $0.20 per share	7,500	75	1,425	—	—	—	1,500
- for compensation at $0.50 per share	9,000	90	4,410	—	—	—	4,500

Issuance of stock options for financing activities	—	—	—	2,659	—	—	2,659

Net loss for the year ended September 30, 1998	—	—	—	—	(119,163)	—	(119,163)

Change in market value of investments	—	—	—	—	—	117,080	117,080

Balance, September 30, 1998	2,258,253	$22,582	$907,934	$2,659	$(806,281)	$117,080	$243,974

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

Common Stock
Number of Shares	Amount	Additional Paid-in Capital	Stock Options and Warrants	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
Balance, September 30, 1998	2,258,253	$22,582	$907,934	$2,659	$(806,281)	$117,080	$243,974

Common stock issuances as follows:
- for cash at an average of $0.07 per share	555,000	5,550	35,450	—	—	—	41,000
- for prepaid expenses at $0.33 per share	50,000	500	16,000	—	—	—	16,500
- for consulting services at an average of
$0.20 per share	839,122	8,391	158,761	—	—	—	167,152
- for mineral property at $0.13 per share	715,996	7,160	82,470	—	—	—	89,630
- for officers' compensation at an average of
$0.24 per share	300,430	3,004	70,522	—	—	—	73,526
- for debt, investment and expenses at $0.30 per share	9,210	92	2,671	—	—	—	2,763
- for directors' compensation at an average of
$0.25 per share	16,500	165	3,960	—	—	—	4,125
- for rent at $0.25 per share	1,000	10	240	—	—	—	250
- for equipment at $0.30 per share	600,000	6,000	174,000	—	—	—	180,000

Net loss for the year ended September 30, 1999	—	—	—	—	(716,759)	—	(716,759)

Other comprehensive loss	—	—	—	—	—	(79,179)	(79,179)

Balance, September 30, 1999	5,345,511	$53,454	$1,452,007	$2,659	$(1,523,040)	$37,901	$22,982

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

Common Stock
Number of Shares	Amount	Additional Paid-in Capital	Stock Options and Warrants	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
Balance, September 30, 1999	5,345,511	$53,454	$1,452,007	$2,659	$(1,523,040)	$37,901	$22,982

Common stock and option issuances as follows:
- for employee, officer and director
compensation at an average of
$0.61 per share	231,361	2,314	140,446	15,820	—	—	158,580
- for officers' and directors' compensation
at an average of $1.19 per share	11,500	115	13,615	—	—	—	13,730
- for services at an average of $0.47 per share	530,177	5,302	246,333	—	—	—	251,635
- for mineral property at $0.89 per share	1,000,000	1,000	88,000	—	—	—	89,000
- for investments at $0.33 per share	200,000	2,000	64,000	—	—	—	66,000
- for cash at $0.08 per share	456,247	4,562	28,969	—	—	—	33,531
- for cash, options and warrants	100,000	10,000	2,414	87,586	—	—	100,000
- for incentive fees at $0.33 per share	65,285	653	20,891	—	—	—	21,544
- for deferred mineral property acquisition
costs at $0.13 per share	129,938	1,299	14,943	—	—	—	16,242
- for modification of stockholder agreement
at $0.60 per share	200,000	2,000	118,000	30,000	—	—	150,000
- for modification of stockholder agreement	—	—	4,262	10,379	—	—	14,641
-from exercise of options at $0.12 per share	9,962,762	99,628	1,103,016	(37,524)	—	—	1,165,120

Cash received for the issuance of common stock
warrants for 7,979,761 shares of stock	—	—	—	10,000	—	—	10,000

Miscellaneous common stock adjustments	(5)	—	—	—	—	—	—

Net loss for the year ended September 30, 2000	—	—	—	—	(2,186,541)	—	(2,186,541)

Other comprehensive income (loss)	—	—	—	—	—	(38,314)	(38,314)

Balance, September 30, 2000	18,232,776	$182,327	$3,296,897	$118,920	$(3,709,581)	$(413)	$(111,850)

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Stock Options and Warrants	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
Balance, September 30, 2000	18,232,776	$182,327	$3,296,897	$118,920	$(3,709,581)	$(413)	$(111,850)

Common stock and option issuances as follows:
- for cash of $1.00 per share	192,000	1,920	190,080	—	—	—	192,000
- for cash and consulting services from
options for $0.39 per share	33,333	333	12,737	(3,070)	—	—	10,000
- for services at an average of $0.92 per share	13,700	137	12,463	—	—	—	12,600
- for officer and employee compensation at
$1.13 per share	5,200	52	5,828	—	—	—	5,880
- for payment of accrued officer's compensation
at $1.35 per share	10,000	100	13,400	—	—	—	13,500
- for consulting services at an ave of $0.77 per share	45,461	455	34,247	—	—	—	34,702
- for directors' compensation at $0.85 per share	75,000	750	63,000	—	—	—	63,750
- for modification of contract at $0.78 per share	3,000	30	2,310	—	—	—	2,340
- for interest payment on contract
at an average of $0.80 per share	10,000	100	7,900	—	—	—	8,000
- for mineral property expenses at $0.85 per share	1,000	10	840	—	—	—	850
- for debt at $1.00 per share	134,500	1,345	133,155	—	—	—	134,500

Options issued to officers, directors and employees for services	—	—	—	354,000	—	—	354,000

Warrants issued as follows:
- for consulting services	—	—	—	170,521	—	—	170,521
- for loan agreements	—	—	—	141,547	—	—	141,547
- for extension of exercise period
on outstanding warrants	—	—	—	608,058	—	—	608,058

Net loss for the year ended September 30, 2001	—	—	—	—	(3,437,354)	—	(3,437,354)

Other comprehensive income	—	—	—	—	—	413	413
Balance, September 30, 2001	18,755,970	$187,559	$3,772,856	$1,389,976	$(7,146,935)	$—	$(1,796,543)

Balance, September 30, 2001	18,755,970	$187,559	$3,772,856	$1,389,976	$(7,146,935)	$—	$(1,796,543)

Common stock issuances as follows:
- for cash at $0.10 per share	2,500,000	25,000	225,000	—	—	—	250,000
- for a note payable at $1.00 per share	25,000	250	24,750	—	—	—	25,000
- for consulting fees payable at $0.55 per share	12,536	126	6,769	—	—	—	6,895
- for mineral properties at $0.70 per share	1,100,000	11,000	759,000	—	—	—	770,000
- for services at an average of $0.49 per share	112,500	1,125	53,625	—	—	—	54,750
- for financing expense at an average of $0.44 per share	82,429	824	35,369	—	—	—	36,193

Options issued to officers, directors and employees for services	—	—	—	29,528	—	—	29,528

Warrants issued as follows:							—
- for loan agreements	—	—	—	55,352	—	—	55,352

Expiration of stock options and warrants	—	—	91,814	(91,814)	—	—	—

Interest expense forgiven by shareholders	—	—	42,950	—	—	—	42,950

Net loss for the year ended September 30, 2002	—	—	—	—	(1,168,171)	—	(1,168,171)
Balance, September 30, 2002	22,588,435	225,884	5,012,133	1,383,042	(8,315,106)	—	(1,694,046)

Common stock issuances as follows:
- miscellaneous common stock adjustment	29,555	296	—	—	—	—	296
- for cash at $0.10 per share	5,500,000	55,000	495,000	—	—	—	550,000
- for consulting services at an average of $0.15 per share	1,763,779	17,638	243,362	—	—	—	261,000
- for loans payable at an average of $0.10 per share	369,160	3,692	33,225	—	—	—	36,917
- for prior period services at an average of $.13 per share	245,000	2,450	30,550	—	—	—	33,000
- for investments at $0.21 per share	450,000	4,500	88,668	—	—	—	93,168
- to officers and directors for services at $.10 per share	1,423,156	14,231	129,025	—	—	—	143,256
- penalty shares at $.26 per share	860,000	8,600	215,000	—	—	—	223,600

Change in market value of investments	—	—	—	—	—	1,800	1,800

Net loss for the year ended September 30, 2003	—	—	—	—	(966,958)	—	(966,958)
Balance, September 30, 2003	33,229,085	$332,291	$6,246,963	$1,383,042	$(9,282,064)	$1,800	$(1,317,968)

Balance, September 30, 2003	33,229,085	$332,291	$6,246,963	$1,383,042	$(9,282,064)	$1,800	$(1,317,968)

Common stock issuances as follows:
- for cash at $0.20 per share	1,675,000	16,750	318,250	—	—	—	335,000
- for consulting services at an average of $0.35 per share	162,500	1,625	54,800	—	—	—	56,425
- for accounts payable at an average of $.24 per share	626,130	6,261	144,584	—	—	—	150,845
— for investments at $0.20 per share	125,000	1,250	23,750	—	—	—	25,000
- to officers and directors for services at $.12 per share	150,000	1,500	16,500	—	—	—	18,000

Expired options & warrants	—	—	503,774	(503,774)	—	—	—

Options issued to officers and directors for services	—	—	—	95,000	—	—	95,000

Gain on sale of internal securities	—	—	210,194	—	—	—	210,194

Change in market value of investments	—	—	—	—	—	(1,800)	(1,800)

Net loss for the year ended September 30, 2004	—	—	—	—	(992,688)	—	(992,688)

Balance, September 30, 2004 (Restated)	35,967,715	359,677	7,518,815	974,268	(10,274,752)	—	(1,421,992)

Common stock issuances as follows:
- for accounts payable at an average of	10,000	100	3,700	—	—	—	3,800
$.38 per share
- for services at an average of $.29 per share	297,500	2,975	84,035	—	—	—	87,010

Convertible debt issuance:
- class A warrants at $0.15 per share	—	—	—	341,801	—	—	341,801
- class B warrants at $0.08 per share				187,748		—	187,748
- beneficial conversion rights at $0.19 per share	—	—	383,745	—	—	—	383,745

Net loss for the period ended June 30, 2005	—	—	—	—	(1,148,486)	—	(1,148,486)

Balance, June 30, 2005	36,275,215	$362,752	$7,990,295	$1,503,817	$(11,423,238)	$—	$(1,566,374)

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			October 1, 1996
			(Inception of
	Nine Months	Nine Months	Exploration Stage)
	Ended	Ended	to
	June 30,	June 30,	June 30,
	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,148,486)	$(615,401)	$(10,864,734)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,661	2,069	54,537
Amortization of debt discount	369,372	—	369,372
(Gain)/loss on investment sales	—	40,383	68,969
Loss on disposition and impairment of assets	—	—	185,891
Gain on sale of mineral property claims for securities	—	—	(500)
Gain on trade-in of property and equipment	—	—	(7,872)
Gain on forgiveness of debt	(62,815)	—	(201,581)
Interest expense forgiven by shareholders	—	—	20,848
Common stock issued for services
and expenses	87,010	92,425	1,070,984
Common stock issued for payables	3,800	—	223,456
Common stock and options issued as compensation	—	—	977,375
Stock options and warrants issued for financing activities	—	—	822,257
Common stock issued for investments	—	—	93,168
Common stock and warrants issued to acquire mineral
property options	—	—	1,114,873
Warrants issued for consulting fees	—	—	170,521
Common stock issued for incentive fees	—	—	21,544
Investment traded for services	—	—	45,939
Changes in assets and liabilities:
Inventory	—	—	857
Accounts payable	(81,848)	149,065	233,610
Accounts payable - checks in excess of bank balance		(3,297)	7
Accrued expenses	(4,162)	77,700	(2,567)
Prepaid expenses	(24,088)	—	(24,088)
Purchase deposits	(300,000)	—	(300,000)
Reclamation bond	(6,500)	—	(6,500)
Interest payable	112,610	(27,972)	212,113
Net cash used by operating activities	(1,052,446)	(285,028)	(5,721,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	—	35,126
Proceeds from sale of mineral property	—	—	20,000
Purchase of furniture and equipment	(3,162)	—	(49,215)
Proceeds from investments sold	—	15,000	183,161
Net cash provided by investing activities	(3,162)	15,000	189,072

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and short-term borrowings	(81,250)	(112,500)	(205,806)
Proceeds from internal securities sale	—	210,194	210,194
Sale of warrants for common stock	—	—	10,000
Proceeds from borrowings	1,245,412	47,500	2,714,569
Sale of common stock, subscriptions
and exercise of options	—	325,000	2,693,151
Issuance of penalty shares	—	—	223,600
Net cash provided by financing activities	1,164,162	470,194	5,645,708

NET INCREASE IN CASH	108,554	200,166	113,260

CASH, BEGINNING OF PERIOD	8,313	2,558	3,607

CASH, END OF PERIOD	$116,867	$202,724	$116,867

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$95,194	$3,835
Income taxes paid	$—	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock and warrants issued to acquire
mineral properties	$—	$—	$344,873
Common stock issued to acquire mineral property	$—	$—	$845,000
Common stock issued for acquisition of
mining equipment	$—	$—	$180,000
Common stock issued for services and expenses	$87,010	$56,425	$1,070,984
Common stock issued for investment	$—	$25,000	$185,168
Common stock issued for payables and accrued expenses	$3,800	$—	$223,456
Common stock issued for incentive fees	$—	$—	$21,544
Common stock and options issued as compensation	$—	$—	$977,375
Options and warrants issued for expenses	$—	$36,000	$—
Options issued to officers, directors and employees for services	$—	$—	$864,375
Stock options and warrants issued for financing activities	$93,825	$—	$916,082
Beneficial conversion rights on convertible debt	$77,158	$	$77,158
Warrants issued for consulting fees	$—	$—	$170,521
Deferred acquisition costs on mining property	$—	$—	$46,242
Purchase of equipment with financing agreement	$—	$—	$21,814
Investments received for mineral property	$—	$—	$5,500
Investments traded for services	$—	$—	$45,939
Equipment for loans payable	$—	$—	$4,500

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2005

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations for the nine-month period ended June 30, 2005 are not necessarily representative of operating results to be expected for the entire fiscal year.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Trend Mining Company (formerly Silver Trend Mining Company) (“the Company” or “Trend”) was incorporated on September 7, 1968 under the laws of the State of Montana for the purpose of acquiring, exploring and developing mining properties. From 1984 to late 1996, the Company was dormant. In November 1998, the Company changed its focus to exploration for platinum and palladium related metals primarily in the United States. In February of 1999, the Company changed its name to Trend Mining Company to better reflect the Company’s change of focus and diversification into platinum group metals. In 2004, the Company further diversified into uranium properties although actual exploration has not yet commenced. The Company conducts operations primarily from its offices in Littleton, Colorado. The Company has a September 30 fiscal year-end.

On March 28, 2001, the Company reincorporated in Delaware. This reincorporation represented a change of corporate domicile and had no accounting impact. Under its amended certificate of incorporation, Trend has authorized the issuance of 100,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of authorized preferred stock with a par value of $0.01, with rights and preferences to be determined by the Company’s board of directors.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes rely on the integrity and objectivity of the Company’s management. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting for Convertible Notes and Securities with Beneficial Conversion Features
Following guidance provided by EITF 00-27, the Company allocates proceeds received from convertible notes and/or securities first to warrants granted the note holders. The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to shareholders’ equity. The discounts are amortized over the life of the loans.

TREND MINING COMPANY
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2005

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

Going Concern
As shown in the accompanying financial statements, the Company has limited cash, has negative working capital, has no revenues, and has accumulated deficits of $1,148,486. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company is actively seeking additional capital. In addition to its operating expenses which average approximately $40,000 per month, management’s plans for the next twelve months include approximately $600,000 of cash expenditures for exploration activity on the Lake Owen, Peter Lake, and new Stillwater properties.

The Company’s management believes that it will generate sufficient cash from a public or private debt or equity financing in order for the Company to continue to operate based on current expense projections. However, management is unable to provide assurances that it will be successful in obtaining sufficient sources of capital.

Impaired Asset Policy
The Company adopted Financial Accounting Standards Board Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” In complying with these standards, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts whenever events or changes in circumstances indicate that an asset may not be recoverable. The amount of loss, if any, is measured by the amount that the carrying value of the long-lived asset exceeds its fair value in accordance with SFAS No. 144. Properties are acquired and recorded at fair values negotiated in arm’s length transactions. The Company expenses the exploration and maintenance of its properties and claims. If results of exploration warrant an assessment of the carrying value of a mineral property’s acquisition cost, or if the Company has an indication that a property’s recorded fair value has declined, such costs will be reviewed and the related impairment, if any, will be recognized at that time.

TREND MINING COMPANY
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2005

Mineral Properties
The Company capitalizes only amounts paid in cash or stock as consideration for the acquisition of real property. Properties are acquired and recorded at fair values negotiated in arm’s length transactions. Costs and fees paid to locate and maintain mining claims, to acquire options to purchase claims or properties, and to maintain the mineral rights and leases, are expensed as incurred.

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

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

TREND MINING COMPANY
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2005

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensations.” This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company currently reports stock issued to employees under the rules of SFAS No. 123. therefore management expects no material impact to its financial statements from the adoption of this statement.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs— an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have a material impact on the Company as the Company does not anticipate maintaining inventory.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications have not resulted in any changes to the Company’s accumulated deficit or net losses presented.

NOTE 4 - RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties
The following summarizes activity of loan amounts due to shareholders (all of which are unsecured) since September 30, 2004:

Notes Payable as of September 30, 2004	$ 1,032,857
Additions	15,000
Repayments	—
Notes Payable as of June 30, 2005	$ 1,047,857

TREND MINING COMPANY
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2005

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

Following guidance provided by EITF 00-27, the Company allocated proceeds first to the warrants granted the note holders. The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to shareholders equity. The discounts are being amortized over three years, the life of the loan. The Company paid financing fees of approximately $53,000 in connection with the offering; these fees are being amortized over three years, the life of the loan.

As of March 31, 2005, these loans were retired upon finalizing of the anticipated subsequent debt offering (described below) and the related debt discount amounts have been incorporated into that offering.

2005 - Convertible Debt
In January 2005, the Company completed a private placement of secured, convertible promissory notes in the amount of $1,300,000. This offering retired, replaces and supersedes the terms of the $250,000 offering of December 8, 2004. As part of this offering, the Company issued promissory notes (“Notes”) due on January 28, 2008, bearing interest at a rate per annum equal to the “prime rate,” plus 3% percent but not less than 10%, with principal and interest payable monthly starting June 1, 2005. The promissory notes are convertible into shares of the Company’s common stock at a rate of one share for each $0.30 of principal and interest outstanding. Additionally, the Company issued two series of warrants (Class A and Class B) with the promissory notes. The Class A warrants allow for the purchase of up to 1,733,333 shares of the Company’s common stock at an exercise price of $0.50 per share and Class B warrants allow for the purchase of up to 2,166,667 shares of common stock at an exercise price of $0.25 per share. The Class A warrants have a maturity of five years and the Class B warrants expire 120 days after the Company files a registration statement registering the shares issuable upon conversion of the notes and exercise of the warrants.

TREND MINING COMPANY
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2005

In March 2005, the Company completed a private placement of secured, convertible promissory notes in the amount of $150,000. As part of this offering, the Company issued promissory notes (“Notes”) due on January 28, 2008, bearing interest at a rate per annum equal to the “prime rate,” plus 3% percent but not less than 10%, with principal and interest payable monthly starting June 1, 2005. The promissory notes are convertible into shares of the Company’s common stock at a rate of one share for each $0.30 of principal and interest outstanding. Additionally, the Company issued two series of warrants (Class A and Class B) with the promissory notes. The Class A warrants allow for the purchase of up to 200,000 shares of the Company’s common stock at an exercise price of $0.50 per share and Class B warrants allow for the purchase of up to 250,000 shares of common stock at an exercise price of $0.25 per share. The Class A warrants have a maturity of five years and the Class B warrants expire 120 days after the Company files a registration statement registering the shares issuable upon conversion of the notes and exercise of the warrants.

As of June 30, 2005, the Company is showing the principal value of the debt, less the unamortized debt discounts of approximately $605,239 as the carrying value of the debt. The Company has accrued approximately $49,210 of accrued interest related to these notes as of June 30, 2005.

NOTE 6 - COMMON STOCK

During the nine month period ended June 30, 2005 the Company issued 10,000 shares of common stock at an average price of $0.38 per share in settlement of accounts payable and issued 297,500 shares for services at an average of $0.29 per share.

NOTE 7 - COMMON STOCK WARRANTS

Following is a summary of the status of warrants outstanding during the nine month period ended June 30, 2005:

	Number of Shares Under Warrants	Weighted Average Exercise Price
Outstanding at October 1, 2004	8,868,174	$0.46
Granted	4,350,000	0.36
Exercised	—	—
Forfeited	(40,000)	1.00
Outstanding at June 30, 2005	13,178,174	0.43
Weighted average fair value of warrants granted in nine month period ended June 30, 2005		$0.12

TREND MINING COMPANY
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2005

Summarized information about stock warrants outstanding and exercisable at June 30, 2005 is as follows:

	Outstanding & exercisable warrants
Exercise Price Range	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.25 - $1.00	13,178,174	2.38	$ 0.43

For the nine month period ended June 30, 2005, there were no common stock issuances due to the exercise of warrants. In accordance with SFAS 123, the Company utilizes the Black Scholes fair value model to value all option and warrant grants.

NOTE 8 - INCOME TAXES

As of June 30, 2005 the Company had net deferred tax assets of approximately $1,951,000. Because of the Company’s history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets. For the nine month period ended June 30, 2005 the valuation allowance increased approximately $208,000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Aurora Metals Limited Joint Venture
In January 2005, Trend announced that it signed a letter of intent to form a 50-50 joint venture with Aurora Metals Limited (“Aurora”). The agreement provides, that Trend will explore for platinum group metals on portions of an Aurora claim known as the “Stillwater intrusive complex in Montana.” Trend will be the operator during the exploration stage and will earn 50% in the project by spending $2 million over next 5 years. Additionally, Trend must issue 50,000 shares of its common stock on commencement of the agreement. Also, Trend must issue 20,000 shares and fund $20,000 in the first year, and $20,000 in cash or stock each year thereafter until it has spent the agreed upon sum of $2 million, at which time the 50-50 joint venture will be formed.

Andacollo Mine, Chile
On June 21, 2005, the Company signed an option to acquire the Andacollo mine located in northern Chile and paid a $300,000 deposit on the purchase. The total purchase price will be $5,400,000. Subsequent to June 30, 2005, the Company has paid two additional deposits totaling $600,000 for extensions of the due diligence periods and must close the purchase transaction no later than September 9, 2005.

NOTE 10 - CORRECTION OF AN ERROR

The financial statements for September 30, 2004, were restated to correct an error in the accounting for the gain on sale of internal securities. The effect of the restatement was to increase additional paid-in capital by $210,194 and to increase the net loss and accumulated deficit at September 30, 2004 by $210,194 ($0.01 per share).

NOTE 11 - SUBSEQUENT EVENT

During July and August, 2005, the Company received short-term advances in excess of $750,000 from officers and directors for continued operations and to accommodate the due diligence and payment of additional extension payments concerning the Andacolla mine. (See Note 9.) At this time, the board of directors have not finalized any debt or equity agreements concerning these short-term advances.

ITEM 2. MANAGEMENT'S DISCUSSION, ANALYSIS, AND PLAN OF OPERATIONS

The Company’s operating losses for the three-month period ended June 30, 2005 totaled $231,616. The accumulated deficit since inception of the current exploration stage is $10,864,734, and Trend’s total  loss since inception of the company is $11,423,238. The third quarter operating loss is due primarily to general and administrative expenses of $50,177, officer and director compensation of $32,000, exploration expenses of $48,088, consulting expenses of 74,201 and legal and professional fees of $26,482. Operating cash at the end of the quarter totaled $116,867.

The Company needs approximately $50,000 per month to cover its general and administrative expenses, accounting and legal fees, consulting fees and officers’ compensation. Additionally, management’s plans  for the next twelve months include a minimum $300,000 in cash expenditures for exploration activity on the Lake Owen, Peter Lake, and the Stillwater properties. This number may be decreased or increased  depending on the results of the field work completed this season. The overhead and planned exploration expenditures are currently largely unfunded. Given these factors and Trend’s long record of losses, these conditions raise a question of whether the Company will continue as an ongoing business.

The Company intends to seek additional financing from the public or private debt or equity markets to continue its business activities. Under the Company’s Delaware certificate of incorporation, Trend has 100,000,000 authorized shares of common stock and is authorized to issue 20,000,000 shares of preferred stock. Trend currently has no preferred shares issued and outstanding.

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

The Company announced on June 21, 2005 that it had signed an option to acquire the Andacolla Mine located in northern Chile and had paid a $300,000 option payment upon signing. The total purchase price was $5.4 million in cash, payable as $300,000 down, $2.7 million on definitive closing, $1 million twelve months from closing, and $1.4 million at 24 months from closing. As of the date of this report the Company has paid two extension payments totaling $600,000 toward purchase of the mine, and must close the transaction no later than September 19, 2005.

If the Company closes the purchase of the mine, the Company estimates that restarting the mine will require approximately $4.6 million in capital, consisting of approximately $1.6 million to complete the preparation of new heap leach pads, $400,000 to mobilize an earth-moving contractor, $400,000 for adjustments to the plant, $20,000 to move an existing pipeline, and $2.2 million in working capital to carry the operation until it reaches full gold production. These numbers are subject to change as the Company progresses on the project.

In addition to the capital requirements of Andacolla, the Company projects a need for up to $6 million of financing over the next two years to fully implement its exploration plans on the properties it  now controls. Without this level of financing, management intends to adjust its spending and focus on making land and advance royalty payments necessary to retain control of the properties,  and to perform the minimum work requirements delineated in its joint venture agreements, or as required by governmental authority. If the Company is not able to raise sufficient capital it may lose control of some or all of its existing properties, or be diluted to a minimum position due to: 1) an inability to match the spending of its joint venture partners; 2) for non-payment of land fees or advance royalties; 3) for non-performance of the terms of its agreements.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

We had 36,275,215 shares of common stock issued and outstanding as of June 30, 2005.

Common Stock

During the report period the Company issued 210,000 shares of common stock for services at an average price of $0.29 per share.

Options

None issued during the reporting period.

Warrants

None issued during the reporting period

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

None.

(b) Reports on Form 8-K.

8-K	Current report, items 7.01 and 9.01 2005-06-27 000-31159

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND MINING COMPANY

Date: August 19, 2005	By:	/s/ Thomas Loucks
Thomas Loucks President and Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2005	By:	/s/ John P. Ryan
John P. Ryan Chief Financial Officer