Form 10KSB/A
period 2004-09-30
TREND MINING CO
filed 2005-09-19
CIK 1115954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 2

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission file number 000-31159

TREND MINING COMPANY
(Name of Small Business Issuer in Its Charter)

Delaware	81-0304651
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

5439 South Prince Street, Littleton, Colorado	80120
(Address of Principal Executive Offices)	(Zip Code)

(303) 798-7363
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange On Which Registered
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01
(Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

i

State the issuer’s revenues for the most recent fiscal year: $0 (none)

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $7,633,284, based upon the $0.27 closing price per share of Trend’s common stock as quoted by the OTC Bulletin Board on January 11, 2005.

The number of shares outstanding at January 11, 2005: 36,227,715 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Items 9, 10, 11 and 12 of Part III of this Annual Report on Form 10-KSB/A is incorporated by reference from Trend’s definitive Proxy Statement to be filed in connection with the upcoming annual meeting of shareholders.

Transitional Small Business Disclosure Format (check one): Yes ☒   No ☐

EXPLANATORY NOTE

Trend Mining Company (the “Company”) is filing this Amendment No. 2 on Form 10-KSB/A to amend its Annual Report on Form 10-KSB/A, Amendment No. 1, for the fiscal year ended September 30, 2004, as filed with the Securities and Exchange Commission on January 28, 2005 (“Amendment No. 1”). The purpose of this Amendment No. 2 is to make certain amendments to the Financial Statements and Notes to the Financial Statements in Item 7 of Amendment No. 1. to correct for an error in the accounting for gain on sale of internal securities. The effect of the restatement was to increase additional paid-in capital by $210,194 and to increase the net loss and accumulated deficit at September 30, 2004 by $210,194 . This Amendment No. 2 does not otherwise update information in Amendment No. 1 to reflect facts or events occurring subsequent to the date of Amendment No. 1.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

This annual report on form 10-KSB for the year ended September 30, 2004 contains forward looking statements. These include statements regarding Trend’s intent, belief or expectations, or the intent, belief or expectations of Trend’s directors or Trend’s officers with respect to:

•	Trend’s ability to generate revenues or find alternative sources of capital;
•	Trend’s ability to successfully establish mining operations and profitably produce platinum group or other metals at Trend’s properties;
•	Trend’s ability to maintain good title to Trend’s claims;
•
Trend’s ability to comply with existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, and environmental laws; and

•	Trend’s ability to retain key employees.

Also, whenever we Trend use words such as “believe,”“expect,”“anticipate,”“intend,”“plan,”“estimate,”“predict” or similar expressions, we are making forward looking statements. Actual results may differ materially from those contained in or implied by the forward looking statements as a result of various factors. Such factors include, without limitation:

•	Whether Trend’s properties are found to contain commercially viable quantities of minerals;
•	The impact of changes in the economy, including the liquidity of precious metals markets, on us;
•	Changes in political and economic conditions in major metals producing regions such as Russia and South Africa, causing fluctuations in the precious metals markets;
•	Inability to fund diligence work at Trend’s properties required to secure Trend’s rights under Trend’s unpatented mining claims;
•	Compliance with and changes to regulations within the exploration, development and mining industries, such as regulations relating to taxes, royalties, land tenure and land use;
•	Compliance with and changes to environmental regulations;
•	Challenges to the validity of Trend’s unpatented mining claims by the government or third parties;
•	Competition within the exploration, development and mining industries; and
•	Changes in federal, state and local legislation.

These unexpected results could occur due to many different circumstances, some of which are beyond Trend’s control, such as changes in regulations and changes in the capital markets or the economy generally.

Forward looking statements are only expressions of Trend’s present expectations and intentions. Forward looking statements are not guaranteed to occur and they may not occur. You should not place undue reliance upon forward looking statements. You should read these cautionary statements as being applicable to all forward looking statements wherever they appear. we Trend assume no obligation to update the forward looking statements or the reasons why actual results could differ from those projected in the forward looking statements to reflect events or circumstances after the date hereof.

TREND MINING COMPANY
FORM 10-KSB ANNUAL REPORT
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

Table of Contents

PART I

ITEM 1.	Description Of Business	1
ITEM 2.	Description Of Property	4
ITEM 3.	Legal Proceedings	11
ITEM 4.	Submission Of Matters To A Vote Of Security Holders	12

PART II

ITEM 5.	Market For Common Equity And Related Shareholder Matters	13
ITEM 6.	Plan Of Operation	17
ITEM 7.	Financial Statements	20

PART III

ITEM 8.	Directors & Executive Officers	56
ITEM 9.	Executive Compensation	59
ITEM 10.	Security Ownership of Certain Beneficial Owners and Management	61
ITEM 11.	Certain Relationships and Related Transactions	63
ITEM 12.	Exhibits And Reports On Form 8-K	67
ITEM 13.	Principal Accountant Fees And Services	70

*
Except as otherwise specified in the applicable Item, incorporated by reference from Trend’s Proxy Statement for the annual meeting of shareholders to be held on March 3, 2005, to be filed pursuant to Regulation 14A.

As used herein, “Trend Mining,”“Trend,”“Company,”“we” and “Trend’s” refer to Trend Mining Company.

v

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

Trend is an exploration company and has been engaged since 1998 in the acquisition and exploration of platinum group metals properties, primarily in the United States and Canada. During 2004, the Company also commenced uranium exploration activities in Canada. Trend is an exploration stage company. Trend’s plan is to acquire and explore mineral properties that have sufficient merit and potential to subsequently vend them to larger companies, such that Trend itself does not intend to be an operating miner. Rather, Trend seeks to create passive interests in high quality projects which become managed by other, larger firms. Currently, Trend controls properties which are prospective for copper-nickel, platinum-palladium, and uranium mineralization in Saskatchewan and Wyoming. At present, none of Trend’s projects is known to contain commercially viable ore reserves. None of Trend’s properties is in production, and consequently the Company has no source of operating income or cash flow. Trend’s present business objectives for the near term are to focus on raising sufficient capital to retain and advance its mineral properties

TREND’S EXPLORATION PROCESS

Trend’s exploration program is designed to acquire projects of merit that could attract a larger partner. To do so, Trend will explore, develop, and evaluate such exploration properties, and then vend them if merited, or drop them. The Company needs to balance its capital requirements so that it has sufficient funds on hand to maintain its existing projects, to evaluate and advance them with appropriate exploration programs, and also to maintain additional funds to take on new projects when such opportunities are deemed appropriate.

As more fully described below, the Company has formulated specific exploration plans for Trend’s exploration projects at Lake Owen, Peter Lake, and Cree Lake. Exploration generally proceeds in three phases, and Trend’s approach is typical. Phase One of exploration normally begins with recognition that a property has merit, acquisition of said property, and then follow up consisting of detailed geologic mapping and sampling of the rocks to verify if they contain anomalous concentrations of metals indicative of mineral potential. If after a preliminary evaluation a project still has apparent potential, considerable sums of money may be spent in the first phase to determine from surface geology and assaying of surface rocks whether the subsurface is worth testing; geochemical surveys will contribute to such elevated costs, but the Company may embark on geophysical surveys to learn more about the subsurface before drilling. Careful interpretation of the data collected from the various tests would then be used to determine whether further exploration is warranted.

Phase Two of an exploration program may involve an initial examination of the subsurface, third dimensional characteristics of the mineralization target. This phase is intended to identify either the extent of any near surface mineralization, or the location and extent of subsurface, blind targets, and usually involves limited drill testing. None of Trend’s properties have reached the second phase. Once potentially economic mineralization has been encountered, Phase Three entails detailed infill drilling and sampling aimed at precisely defining depth, width, length, tonnage and grade so as to ascertain the economic potential of the deposit.

The magnitude of Trend’s exploration budget - for existing projects as well as business development, will vary from project to project depending on the size of the project, its remoteness or accessibility, the quality and quantity of existing information, and the cost of appropriate next steps in advancing any given project. By way of example, it may cost well over $200,000 for a reconnaissance program at Peter Lake, where Trend controls a very large claim block (~140 square miles) over geologically attractive and very remote ground; to hold all of this ground for another year would cost Trend more than $300,000.

In contrast, Trend is budgeting ~$25,000 for ground magnetic studies at Lake Owen - Trend’s most advanced project - because that is all that it will cost for the next level of evaluation at this very accessible Wyoming property (along with approximately $75,000 additional expenses for Bureau of Land Management holding fees).

The Company’s ability to maintain and develop its mineral properties fully depends on the Company’s ability to raise sufficient capital to continue to fund its planned activities. Should Trend not be able to raise such capital, the Company will have to reevaluate whether it can continue to (1) pay the fees and costs of maintaining its property positions, and/or (2) undertake its planned exploration work.

COMPETITION

The Company competes with other exploration and mining companies to acquire and maintain favorable land positions. Trend’s method of competition in this regard is to protect the properties we own by complying with regulations and staying current on all fee requirements relating to Trend’s properties.

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

GOVERNMENT COMPLIANCE

The Company’s activities are subject to extensive federal, state/provincial, and local regulations in both the United States and Canada. These statutes regulate the mining of and exploration for mineral properties, and also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Company’s properties, the extent of which cannot be predicted. Also, permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays, depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. The Company is not presently aware of any specific material environmental constraint affecting its properties that would preclude the economic development or operation of any specific property.

If the Company becomes more active on its United States or Canadian properties, it is reasonable to expect that compliance with environmental regulations will increase costs to the Company. Such compliance may include feasibility studies on the surface impact of the Company’s proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure the Company’s compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that the Company may decide to not proceed with exploration, development, or mining operations on any of its mineral properties.

Trend’s primary, near term cost of compliance with applicable environmental laws during exploration is likely to arise in connection with the reclamation of drill holes and access roads. Drill holes typically can be reclaimed for nominal costs. For example, the Bureau of Land Management, an agency of the U.S. Department of Interior (“BLM”) has promulgated surface management regulations which govern drill hole and access road reclamation on BLM lands. Similar regulations can be expected to be complied with on Trend’s lands which are on U.S. Forest Service lands, or state property for which we have been issued mineral licenses, as well as Canadian mining claims.

As Trend has yet to conduct any road construction or drilling programs, neither drill hole nor access road reclamation costs have been incurred. Drill hole reclamation costs would only be incurred if drilling were completed. These costs could vary from a few hundred to a few thousand dollars per drill hole site. Whereas roads will not be built until Trend’s exploration programs are more advanced, drill road reclamation costs will vary according to the amount of road construction, which the Company cannot estimate at this time. Once a plan of exploration has been submitted and where drill holes or access roads will be undertaken, Trend will be required to post reclamation bonds. It is difficult to estimate what the cost of such bonds will be, since the bonding requirements are unique to the proposed exploration plan. However, it is a reasonable assumption that in some circumstances these bonds may be a significant percentage of the exploration costs.

WEATHER

Trend’s properties are located in the northern United States and Canada, and thus weather may play a role in the cost of implementing an exploration program. In the United States, Trend’s properties are located in National Forests, where access roads are often poorly maintained. With high rainfall, for example, there may be some chance of washouts occurring on roads, which could prevent access to some of, or portions of, the properties. Forest fires could lead to government agencies’ restricting or even closing access to the Company’s properties. Such closures would prevent the Company from undertaking planned exploration programs and require those programs to be postponed. Harsh winter conditions may preclude planned winter access of Trend’s properties and/or reduce the effective summer field season. In Canada, mild winter conditions could preclude the Company from performing winter work programs where such programs depend upon a winter freeze up of lakes to provide access to the property (especially for drilling purposes).

EMPLOYEES

Trend has one full time employee, its President & CEO, Thomas Loucks.

ITEM 2.  DESCRIPTION OF PROPERTY

Location maps for the Company projects may be found at the end of this section. Certain terms used in this section are defined in the glossary, also found at the end of this section. Trend currently owns or controls one uranium and two PGE properties, as follows:

PROPERTY	LOCATION	ACRES	COST OF PROPERTY	WORK PERFORMED	2004-2005 EXPLORATION BUDGET
Peter Lake	Saskatchewan, Canada	90,559	$16,993 (1)	Geochemical sampling, reconnaissance, claim group expanded	$200,000
Lake Owen/Albany	WY	12,020	$2,271,708 (2)	Surface Sampling 2002	$100,000 (3)
Cree Lake	Saskatchewan, Canada	4,224 ha	$2,816 (4)	Acquired September- October 2004	Nuinsco Resources
		10,438 ac			Became operator 12/04
Total		113,017	$2,350,321		$300,000

(1)	The cumulative cost of staking expenses and recording fees.

(2)	$1,943,079 to purchase the Lake Owen property, $324,550 in cumulative Lake Owen fees, $3,275 in cumulative Albany fees, and $804 in miscellaneous County filing and other fees and expenses.

(3)	Combined budget for Lake Owen and Albany projects.

(4)	Cost of staking plus registration fees, comprised of $2816 FY 04.

Trend’s United States property interests are held in the form of unpatented lode mining claims. The Company controls 100% of the mineral rights to these claims.

The viability of unpatented mining claims is dependent upon inherent uncertainties and conditions which relate to:

•	The existence and sufficiency of a discovery of valuable minerals, as required under the 1872 Mining Law, to establish and maintain a valid unpatented mining claim;

•	Proper posting and marking of boundaries in accordance with the 1872 Mining Law and applicable state statutes;

•	Whether the minerals discovered were properly locatable as a lode claim or a placer claim;

•	Timely and proper performance of sufficient annual assessment work (and individual claims may be aggregated for purposes of work programs, such that work on one claim may benefit several);

•	Possible conflict with other claims not determinable from descriptions of record.

Additionally, claim location notices or certificates must also be properly and timely filed and recorded for a valid unpatented mining claim, pursuant to the 1872 Mining Law and applicable state statutes. Annual claim maintenance fees must also be paid (and proof of such payment timely filed and recorded). We have paid all annual fees to date and believe that the unpatented mining claims we own or control are valid and that the title to those claims is free from defects. However, we cannot make any assurance that the validity of Trend’s claims will not be contested by the federal government or challenged by third parties.

In Saskatchewan, the Company holds its mineral interests by unpatented mining claims as well, but maintenance of such mining claims depends upon conducting annual work programs or paying an equivalent fee at the present rate of $C12/hectare commencing the second year of tenure. Each claim has an anniversary date depending on when it was staked, and work can be grouped among contiguous claims. Saskatchewan provides a number of incentives for mineral exploration, however, including:

•
If work or fees have not been conducted or paid by the anniversary date of the current year, then a cash deposit equivalent to the fee that had been due may be paid within 90 days after the anniversary date, and the claim will be valid for another year as long as twice as much work is conducted the following year, at which time a full refund of the cash deposit is granted;

•
The Province establishes a fund each year out of which it will match 25% of corporate exploration costs up to a total of $C100,000. If companies oversubscribe for amounts in the fund, then Saskatchewan allocates its matching funds proportionately. In theory, Trend could spend $C400,000 on exploration and receive a rebate of $C100,000.

The table below details the annual fees and any work commitments required to retain title to each of the Company’s properties.

PROPERTY	FEDERAL FEES	COUNTY FEES	PROVINCIAL FEES OR	ASSESSMENT WORK
Lake Owen/Albany	$75,125	$661	N.A.	N.A.
Peter Lake	N.A.	N.A.	$C439,776 OR	$US 348,586
Cree Lake	N.A.	N.A.	$C 50,688 or	$US 40,178
Total:	$75,125	$661	$C 490,464	$US 388,764

INSURANCE

As Trend’s properties are exploration stage projects, the Company does not currently carry insurance on any of said properties.

PETER LAKE, SASKATCHEWAN, CANADA

Location and Access.

The Peter Lake PGM-copper-nickel-gold property, is located immediately west of Reindeer Lake in northern Saskatchewan, Canada, approximately 190 miles north/northeast from La Ronge. The property is accessible only by floatplane or helicopter.

Title Status.

The Peter Lake property now consists of nine mining claims covering 36,648 hectares (141 square miles). Three of the Company’s claims were staked in September of 2004 and require no additional fees or assessment work until 2006.

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

LAKE OWEN AND ALBANY PROJECTS, WYOMING

Location and Access.

The Lake Owen PGM-magnetite property is located in Albany County, Wyoming, in the Medicine Bow-Routt National Forest; it was expanded in 1999 when Trend staked the adjoining Albany claims; henceforth, these projects are jointly referred to as “Lake Owen.” The Lake Owen property is approximately 40 miles southwest of Laramie, Wyoming and can be reached by paved highways and gravel roads.

Title Status.

The Company holds the Lake Owen and adjoining Albany properties by 601 unpatented mining claims. The project was acquired in March 2002 from predecessors in interest and remains subject to a 4% net profits interest royalty covering these claims.

Exploration History.

Chevron Mineral Resources (“Chevron”) initiated geological reconnaissance exploration at Lake Owen in 1982, comprised of detailed surface geologic mapping, geochemical sampling, and geophysical surveys. Chevron later completed thirteen diamond-drill holes totaling approximately 5,200 feet in the 1980s and early 1990s. Drilling shallow angle holes generally less than 250 feet in vertical depth, Chevron encountered several zones of encouraging platinum group metal mineralization.

Chevron recognized that, like the South African Bushveld Complex, Lake Owen’s layered rocks not only contained PGM mineralization but concentrations of magnetite (iron oxide) mineralization as well. At the Bushveld complex, there are zones comprised essentially of pure magnetite which are mined solely to separate the magnetite. In turn, the magnetite at both the Bushveld Complex as well as Lake Owen contains not only iron (~60% iron), but it also contains potentially economic by-products titanium and vanadium.

During 2004, Trend commissioned Pincock, Allen, & Holt (“PAH”) in Denver to conduct a bench study to determine whether the Company’s existing drill and surface data suggested potential for economic iron-titanium-vanadium mineralization. Results of this study were mixed but not altogether discouraging: whereas the Bushveld’s beds of essentially pure magnetite are economic, the limited Chevron data indicated grades of 12% magnetite. At levels of 12% magnetite, PAH believes that a mining operation could break even, but there would be no further revenues to repay capital investment or generate a return. Trend now intends to pursue both PGM exploration as well as using detailed ground magnetic surveys to search for smaller zones of higher grade magnetite which might therefore support a stand alone mining operation.

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

The Company hopes to utilize 2005’s geophysical survey as a catalyst to begin an ongoing and much more thorough evaluation of the greater Lake Owen complex.

Exploration Plans.

The Company plans to spend $100,000 in 2005 to maintain the claims ($76,000) and to conduct a detailed ground magnetic survey ($24,000) at the property to further define both the location of potential PGM-bearing horizons as well as to search for zones containing higher grade magnetite mineralization

Diabase Peninsula, Cree Lake Area, Saskatchewan, Canada

In September of 2004, Trend entered into a program to explore for uranium in Saskatchewan by acquiring exploration rights in the Cree Lake area of the Athabasca Basin. The Athabasca Basin hosts uranium deposits that are among the richest (highest grade) in the world, and is the site for intensive uranium exploration activity. Subsequently, Trend announced in October and December, respectively, that it had acquired additional lands located farther to the southwest along the same mineralized trend, and, most significantly, Trend announced on December 14th that Nuinsco had entered into an agreement to potentially earn 50% in Trend’s interests by spending $C 1 million over three years and taking over the day to day management of the exploration of these claims.

Trend’s land position is located along the western margin of Cree Lake and is situated along the contact of the Mudjatik and Virgin River Domains, two geological provinces in northern Saskatchewan. This contact zone is manifested by the graphite-bearing Cable Bay Shear Zone, a major structure believed to control the location of important uranium occurrences in this area of the Athabasca Basin. Diabase Peninsula - and Trend’s land position - is known to contain hydrothermally altered boulders of sandstone as well as being characterized by geophysical anomalies suggestive of a graphitic conductor at depth. Both the altered boulders and the conductor are considered to be typical signs of potential uranium mineralization.

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

Terms of the Diabase Peninsula Lease require that, in addition to the work commitment or government fee, Trend is to make property payments to the owner of $C15,000, $C20,000, and $C30,000, respectively, in each of the first three years. Trend may exercise its right to purchase the claims for $CDN 1 million any time during the first eight years of the option, at which time the property remains subject to a 3% gross royalty on any and all minerals produced. Under the terms of the Nuinsco agreement, should Nuinsco earn its 50% interest,

Nuinsco will become obligated to maintain the lease. In the meantime, Nuinsco has agreed to pay Trend 250,000 shares of Nuinsco common stock to offset the cost of Trend’s making the three annual payments to the underlying landowner.

Exploration History.

Saskatchewan’s unconformity-type uranium deposits are among the richest in the world. Such deposits occur at the paleo-horizon (unconformity) between underlying Proterozoic basement rocks and overlying sandstones of the Athabasca Formation. The basement rocks often contain structures and horizons bearing graphite, which in turn are believed to control uranium deposition and may also serve as a guide to such mineralization during geophysical prospecting from the surface.

The Cree Lake area was explored in the late 1970s-early 1980s by Saskatchewan Mining Development Corporation (“SMDC,” then a government corporation and predecessor to publicly-owned Cameco Corporation. SMDC carried out surface geochemistry and airborne and ground geophysics as well as limited drilling. All of these programs confirm the presence of anomalous rocks and rock chemistry at Diabase Peninsula, characteristics suggestive of potential uranium mineralization.

Geology and Mineralization.

The claim block is situated along the contact of the Mudjatik and Virgin River Domains, two important geological provinces in Saskatchewan. The contact zone between these domains is manifested by the graphite-bearing Cable Bay Shear Zone, a major structure believed to control the location of important uranium occurrences in this area of the Athabasca Basin.

Diabase Peninsula - and Trend’s land position - is known from earlier SMDC work to contain hydrothermally altered boulders of sandstone as well as being characterized by geophysical anomalies suggestive of a graphitic conductor at depth. Both the boulders and the conductor are considered to be typical signs of potential uranium mineralization. Exploration programs will entail detailed geological mapping and extended geophysical surveys to identify drilling targets.

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

EXCHANGE RATE - $C/$US: Many of the Company’s expenses occur in Canadian dollars. Where obligations are cited herein, the Canadian obligation will be quoted and then translated into US currency at the rate prevailing on September 0th, 2004: $C 1.2616 per US dollar.

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

HECTARE: metric measure of area, equivalent to 2.47105 acres or 0.003861 Square miles

HYDROTHERMAL: pertaining to hot water, especially with respect to its action in dissolving, re-depositing, and otherwise producing mineral changes within the earth’s crust.

INTRUSION/INTRUSIVE: a volume of igneous rock that was injected, while still molten, into the earth’s crust or other rocks and solidified before reaching the surface as (opposed to effusive or volcanic).

LITHOLOGY: the physical character of a rock described in terms of its structure, color, mineral composition, and grain size.

MAFIC: a rock dominantly composed of ferromagnesian silicates; used to describe some dark igneous rocks and their dark constituent minerals (e.g., gabbro and pyroxenite, as opposed to light colored rocks (“felsic”) such as granite).

METAMORPHISM: the process by which consolidated rocks are altered in composition, texture, or structure as a result of the earth’s application of heat and/or pressure at depth over time.

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

PGE: platinum group element.

PGM: Six metals comprise the platinum group metals (“PGMs”): platinum, palladium, rhodium, iridium, ruthenium, and osmium. Platinum group metals are rare precious metals with unique physical properties that are used in diverse industrial applications and in the jewelry industry. The largest and fastest growing use for platinum group metals is in the automotive industry for the production of catalysts that reduce automobile emissions. Palladium is also used in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices, as well as dental applications and jewelry. Industrial uses for platinum include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasoline and fuel cells

PYROXENITE: An igneous rock predominantly composed of the minerals from the pyroxene family (such rocks can be indicative of copper-nickel and/or platinum-palladium mineralization.

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

ITEM 3.  LEGAL PROCEEDINGS

One of Trend’s vendors, Nevada Southwest Investments LLC, doing business as Reno Business Park, obtained a judgment against us on May 21, 2002, in the Second Judicial District, Washoe County, Nevada to collect the amount of $18,574.90 (inclusive of fees and costs) plus interest at the rate of 18% per annum due under a rental lease agreement for office space the Company chose to vacate. The Company did not contest this action since it had no basis to do so. This judgment, unless paid, may ultimately result in liens against the Company’s bank account, other Company assets, or the mineral properties held by the Company. The Company is attempting to negotiate with the creditor to make suitable payment arrangements to pay this judgment over time. The Creditor had scheduled a debtor’s hearing in the early part of 2004 but the hearing was cancelled and not rescheduled. The Company has not had further communication from this creditor since that time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company conducted its annual meeting of shareholders on May 20, 2004 at the Radisson Hotel on Lexington Avenue in New York City. At the meeting, the shareholders elected six Directors to serve until the next annual meeting. No other matters were submitted for approval by the shareholders.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Trend’s shares are traded on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc., or NASD, under the trading symbol “TRDM.” Summary trading by quarter for Trend’s 2004 and 2003 fiscal years are as follows:

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

As of September 30, 2004, the Company had 945 holders of record of Trend’s common stock.

Trend has not paid any dividends since inception and has no plans to do so. Trend’s dividend policy will be based on Trend’s cash reserves and needs and it is anticipated that all available cash will be needed for operations in the foreseeable future.

Equity Compensation Plan Information

As of the date of this report, the Company has no compensation plans under which Trend’s equity securities may be issued which have not been approved by Trend’s shareholders.

The following table provides a summary, as of September 30, 2004, of Trend’s shareholder-approved, 2000 Equity Incentive Plan.

	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,200,000 (2)	$0.44	3,200,000 (1)
Equity compensation plans not approved by security holders	0	0	0 (3)
Total	1,200,000		3,200,000

(1)
Trend’s 2000 Equity Incentive Plan was adopted by Trend’s shareholders at Trend’s annual meeting of shareholders held on February 23, 2001. 5,000,000 shares are authorized for issuance pursuant to equity awards under Trend’s 2000 Equity Incentive Plan. Under Trend’s 2000 Equity Incentive Plan, the Company grants restricted stock and options to Trend’s officers (and may grant them to employees and consultants in the future), subject to vesting requirements. In addition, under this plan, Trend’s directors receive grants of options and common stock as part of their annual compensation for serving as Trend’s directors.

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

(3)
This table does not include warrants to purchase 8,868,174 shares at an average exercise price of $.49 which are issued and outstanding. The table also does not include warrants and common stock issuable in connection with certain loans from shareholders to the Company. From 2000 to the end of the reporting period, Trend has incurred net convertible debt aggregating $1,032,857 (the “Shareholder Debt”) pursuant to loan agreements with certain of Trend’s shareholders. The terms of these loans vary as follows: (A) on $130,000 of the debt, each $0.50 of the Shareholder Debt is convertible into units comprised of one share of Trend’s common stock and one warrant to purchase a share of Trend’s common stock at $1.00; and (B) on $902,857 of the debt, each $1.25 of the Shareholder Debt is convertible into units comprised of one share of Trend’s common stock and one warrant to purchase a share of Trend’s common stock at $1.50. If all Shareholder Debt were converted to units per these terms, 982,286 additional shares of common stock and 722,286 additional warrants exercisable at $1.50, and 260,000 additional warrants exercisable at $1.00 would be issued.

Recent Sales of Unregistered Securities

The Company had 35,967,715 shares of common stock issued and outstanding as of September 30, 2004. The issuances discussed under this section are exempted from registration under Rule 506 of the Securities Act of 1933, as amended (the “Securities Act”), or Section 4(2) of the Securities Act, as indicated. All purchasers of the issued securities represented to us that they acquired the shares for investment purposes only and all stock certificates contain appropriate restrictive legends. No underwriters or brokers or dealers were involved in connection with the sales of securities referred to in this section.

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from Trend or from one of Trend’s affiliates, for at least one year is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume in Trend’s shares during the four calendar weeks immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding a sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limitations, current public information requirements, manner of sale provisions or notice requirements.

Common Stock

In July and August 2002, Thomas Kaplan, an accredited investor, made loans to us in the aggregate amount of $250,000. Pursuant to the terms of these loans, Mr. Kaplan converted the debt into 2,500,000 shares of Trend’s common stock pursuant an offering to be undertaken by the Company in October, 2002, as described below. The Company relied upon the exemption from registration found in Rule 506 under the Securities Act of 1933, as amended (“Rule 506”), in connection with this issuance.

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

In January 2003, we issued 450,000 restricted shares of Trend’s common stock to John P. Ryan in exchange for 18,334 shares of common stock of Cadence Resources Corporation and 35,000 shares of the common stock of Western Goldfields, Inc. The shares exchanged by Mr. Ryan had a market value of $93,000 at the time of the exchange. Mr. Ryan is one of Trend’s directors and Trend’s chief financial officer and also an officer of Cadence Resources Corporation and Western Goldfields, Inc. The Company subsequently sold the 18,334 shares of the common stock of Cadence Resources Corporation for $23,084.50 and the 35,000 shares of the common stock of Western Goldfields for $27,000. The Company relied on the exemption from registration found in Rule 506 in connection with these issuances.

In January 2003, Trend issued a total of 369,160 shares of common stock valued at $36,916 for loans and expenses payable to two individuals: 169,160 of these shares were issued to Kurt Hoffman, President of the Company and to one of Trend’s directors, for $9,500 of salary owed and $7,416 of expenses incurred on behalf of the Company, respectively. The Company relied on the exemption from registration found in Rule 506 in connection with these issuances.

In January 2003, Trend granted 35,000 shares of Trend’s common stock valued at $3,850 to Michael Sharratt, the Chairman of Trend’s board of directors, for consulting services. On the same date Trend also issued 37,500 shares to Mr. Ryan, in lieu of $3,000 salary and $700 of expenses incurred on behalf of the Company. The Company relied upon the exemption from registration found in Section 4(2) of the Securities Act of 1933, as amended (“Section 4(2)”) in connection with these issuances.

During fiscal year 2003, Trend also issued an aggregate of 1,683,779 shares valued at $254,500 to Howard Schraub for consulting services rendered to us. In October 2002, Trend issued 300,000 shares valued at $33,000 to Ron Nash for consulting services rendered. Also, in September 2003, Trend issued 25,000 shares of Trend’s common stock valued at $6,500 to Paul Lechler for consulting services rendered. The Company relied on the exemption from registration found in Rule 506 in connection with each of these issuances.

In September 2003, Trend issued an aggregate of 150,000 shares to John P. Ryan in lieu of $15,000 of salary owed. Also in September, 2003 Trend issued 600,656 shares to Mr. Hoffman for past due salary owed of $60,066. The Company relied on the exemption from registration found in Section 4(2) in connection with these issuances. On September 15, 2003, pursuant to Trend’s 2000 Equity Incentive Plan, each of Trend’s six directors received a grant of 100,000 shares of Trend’s common stock, valued at $.10 per share. The Company relied on the exemption from registration found in Section 4(2) in connection with these issuances.

The Company entered into each of the transactions described for different purposes. As discussed above, 2,043,779 shares were issued to consultants in connection with specific services rendered, 369,160 shares were issued to pay off loans and expenses incurred on behalf of the Company, 600,000 shares were issued to Trend’s directors for their services, 788,156 shares were issued to officers in lieu of salary and 6,810,000 shares were issued in connection with distinct financing arrangements with various investors, totaling 10,611,095 shares issued in fiscal year 2003.

All shares issued in connection with the above described events were issued to existing stockholders or individuals or entities previously known to us or Mr. Schraub or Mr. Nash. Each investor involved in the above financing transactions (other than shares issued for services) represented to us that they were an accredited investor. At the time of each issuance, Trend was not aware of any such investor having any current intent to resell Trend’s stock.

ITEM 6.  PLAN OF OPERATION

We are an early stage exploration mining company. Trend’s primary expenditures at this stage consist of payment of various governmental fees to maintain the priority of Trend’s unpatented mining claims, payment of Trend’s debt service, payment of accounting and legal fees and general office expenses.

Trend’s losses for the year ended September 30, 2004 were $992,688. These losses increased Trend’s accumulated deficit since inception of the current exploration stage to $9,716,248. Trend’s total loss since inception of the company is $10,274,752. Trend’s loss for fiscal year 2004 is due primarily operating expenses in three categories: General & Administrative Expenses of $314,159; Officer & Director Compensation of $273,794; and Legal & Professional Fees of $268,101.

Trend’s operating cash at the end of the fiscal year totaled $8,313. Trend had held equity securities of other companies which from time to time in the past the Company sold in order to raise additional operating capital. At September 30, 2004, the Company had no remaining equity securities.

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

The completion of further equity or debt financings depends on Trend’s ability to find suitable investors and will also depend on the agreement of the investors in its most recent financing to accept the terms and agree to any new financing. The Company funded itself in fiscal 2004 through loans from shareholders, officers, directors and other private parties and also through small private placements of its common stock.

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

The Company has substantial operational commitments to fund in order to maintain Trend’s land holdings. This includes work commitments or a fee of $C381,552 ($US 302,435) on Trend’s original six claims at Peter Lake to keep these claims in good standing, and approximately $76,000 in combined annual BLM fees and Albany County filing fees to maintain Lake Owen.

The Company will continue to incur costs and expenses relating to accounting and legal services in connection with Trend’s obligations as a public company, raising additional capital, and other general corporate matters.

Trend’s trade payables which are due as of September 30, 2004, total $205,686.

The most significant of these payables is a legal bill owed to a major law firm based in Boston, MA. The Company is seeking to negotiate a settlement of this and other past due balances. The Company believes fair and reasonable settlement amounts as well as payment schedules can be arranged on all of accounts, but there can be no assurance of this.

Although we have been successful to date in persuading Trend’s creditors to not aggressively pursue collection of past due balances, there can be no assurance that they will continue to exercise patience in collecting debts owed to them.

At any time, it is possible that some or all of such creditors may file lawsuits to collect amounts owed to them.

Beginning in November, 2000 and through June, 2002, Trend borrowed funds principally from Trend’s major shareholder, Tom Kaplan, and his affiliates (the “Kaplan Group”), to fund the minimum activities of the Company. As of September 30, 2004, we have debts owed of approximately $670,000 to Electrum LLC, Trend’s largest stockholder and a company owned by Mr. Kaplan, pursuant to certain financial arrangements. LCM Holdings, LDC, also a major shareholder of Trend’s and an affiliate of Mr. Kaplan, is owed approximately $232,000. We also borrowed $130,000 from two other individuals introduced to the Company by Mr. Kaplan. For each dollar borrowed from the Kaplan Group, we have issued a warrant to purchase a share of Trend’s common stock. Additionally, the loans to the Kaplan Group are convertible into units, as described below. In total, we borrowed $1,032,858 from the Kaplan Group, of which $1,032,858 is outstanding. This amount does not include accrued interest at the rate of 8% per annum.

Pursuant to an amendment to the above loan agreements made as of January 30, 2002 (the “2002 Refinancing Agreement”), we agreed to adjust the conversion terms of the loans provided by the Kaplan Group. This adjustment also included redefining the terms of the warrants previously granted to the Kaplan Group. As a result of this agreement, the loans the Kaplan Group became convertible into “units” of the Company at $0.50 per unit. Pursuant to the 2002 Refinancing Agreement, each unit was comprised of one share of common stock and one warrant to acquire one share of common stock for $1.00, exercisable through September 30, 2006. In connection with the 2002 Refinancing Agreement, we also changed the strike price of the warrants issued for each dollar borrowed to purchase Trend’s common stock from $1.50 to $1.00 per share and extended their respective terms by one year. These warrants begin to expire in September 30, 2005.

On February 12, 2004, the Company and Electrum and LCM Holdings (the “Lenders”) reached an agreement (the “2004 Agreement”) to adjust both the conversion terms on approximately $902,000 worth of debt outstanding to the Lenders and the exercise prices and terms of related warrants. Per the terms of the 2004 Agreement, the Lenders can convert each $1.25 of loans into a unit consisting of one share of common stock and one warrant. The warrant is exercisable for a period of five years from the date of conversion and is exercisable at a price of $1.50. Additionally, terms of existing outstanding warrants were modified which generally increased the exercise price and shortened the related expiration dates. The 2004 Agreement had no effect on the terms of the loans or the warrant adjustment reached in the 2002 Refinancing Agreement with two other lenders on $130,000 of convertible debt.

The terms of all loans from the Kaplan Group provide that they are due and payable immediately upon the completion of a private placement of shares of Trend’s stock. It is assumed by the Officers of the Company that the Kaplan Group could demand repayment of the notes outstanding if the conditions calling for such repayment were deemed to have been met.

Additionally, in August 2003, Trend borrowed $65,000 at 10% interest from CGT Management Ltd., an entity in which members of Mr. Kaplan’s family hold an indirect interest. The maturity date of this loan was February 25, 2004 and was repaid timely in full.

Because the Company does not anticipate earning revenues from mining operations in the foreseeable future, Trend must seek additional financing from the public or private debt or equity markets to continue to protect the Company’s properties and to continue exploring and acquiring additional projects. There can be no assurance that Electrum, LCM Holdings or others will continue to advance funds to Trend or that Trend’s efforts to obtain additional financing will be successful. Further, there can be no assurance that additional financing will be available on terms acceptable to the Company.

Trend’s primary, near term business objective is to raise sufficient capital to retain the Company’s current mineral properties, to explore them and acquire additional projects, and to pay Trend’s general and administrative expenses. On August 23rd, 2004, the Company made land payments and paid filing fees of about $76,000 to retain control of these properties. The Company has budgeted approximately $40,000 per month to cover Trend’s accounting and legal fees and general and administrative expenses. The Company may also enter into payment arrangement plans with creditors which could add between $10,000 and $20,000 per month to this monthly budget figure. In that case, the Company’s monthly budget would rise to between $50,000 and $60,000 per month.

ITEM 7.  FINANCIAL STATEMENTS

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS SEPTEMBER 30, 2004

Board of Directors
Trend Mining Company
Littleton, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Trend Mining Company (an exploration stage company) as of September 30, 2004 and 2003, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from October 1, 1996 (inception of exploration stage) to September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trend Mining Company as of September 30, 2004 and 2003 and the results of its operations, stockholders’ equity (deficit) and its cash flows for the years then ended, and for the period from October 1, 1996 (inception of exploration stage) to September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 14, to the financial statements, an error resulting in an understatement of previously reported net losses as of September 30, 2004, was discovered by management of the Company during July 2005. Accordingly, an adjustment has been made to the accompanying financial statements as of September 30, 2004 to correct the error.

Williams & Webster, P.S.
Certified Public Accountants

Spokane, Washington
January 3, 2005, except for Note 14, which is dated July 14, 2005

TREND MINING COMPANY
(An Exploration Stage Company)
BALANCE SHEETS

	September 30,
	2004	September 30,
	Restated	2003
ASSETS
CURRENT ASSETS
Cash	$8,313	$2,558
Prepaid expenses	2,948	-
Total Current Assets	11,261	2,558
MINERAL PROPERTIES	-	-
PROPERTY AND EQUIPMENT, net of depreciation	6,631	5,172
OTHER ASSETS
Investments	-	57,300
TOTAL ASSETS	$17,892	$65,030
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$205,686	$146,419
Accounts payable - checks in excess of bank balance	-	3,297
Accrued expenses	75,780	-
Interest payable	125,561	135,425
Notes payable to related parties	1,032,857	1,097,857
TOTAL CURRENT LIABILITIES	1,439,884	1,382,998
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value, 20,000,000 shares authorized; 0 and 1 share issued and outstanding, respectively	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 35,967,715 and 33,229,085 shares issued and outstanding, respectively	359,677	332,291
Additional paid-in capital	7,518,815	6,246,963
Stock options and warrants	974,268	1,383,042
Pre-exploration stage accumulated deficit	(558,504)	(558,504)
Accumulated deficit during exploration stage	(9,716,248)	(8,723,560)
Other comprehensive income	-	1,800
TOTAL STOCKHOLDERS' DEFICIT	(1,421,992)	(1,317,968)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,892	$65,030

The accompanying notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended September 30, 2004	Year Ended September 30,	Period from October 1, 1996 (Inception of Exploration Stage) to September 30, 2004
	Restated	2003	Restated

REVENUES	$-	$-	$-
EXPENSES
Exploration expense	19,809	144,279	2,928,875
General and administrative	314,159	468,098	2,578,148
Officers and directors compensation	273,794	143,256	1,659,190
Legal and professional	268,101	48,506	1,405,879
Depreciation	2,900	10,590	51,876
Total Expenses	878,763	814,728	8,623,968
OPERATING LOSS	(878,763)	(814,728)	(8,623,968)
OTHER INCOME (EXPENSE)
Dividend and interest income	-	-	6,398
Gain (loss) on disposition and impairment of assets	-	2,335	(177,519)
Gain (loss) on investment sales	(40,733)	30,692	(63,813)
Financing expense	-	(223,600)	(1,135,113)
Interest expense	(92,322)	(84,010)	(316,136)
Other income	16,412	-	26,757
Forgiveness of debt	2,718	122,354	567,146
Total Other Income (Expense)	(113,925)	(152,229)	(1,092,280)
LOSS BEFORE INCOME TAXES	(992,688)	(966,957)	(9,716,248)
INCOME TAXES	-	-	-
NET LOSS	(992,688)	(966,958)	(9,716,248)
OTHER COMPREHENSIVE INCOME
Change in market value of investments	-	1,800	1,800
NET COMPREHENSIVE LOSS	$(992,688)	$(965,158)	$(9,714,448)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	34,187,607	28,928,582

The accompanying notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional	Stock		Other
	Number		Paid-in	Options and	Accumulated	Comprehensive
	of Shares	Amount	Capital	Warrants	Deficit	Income (Loss)	Total
Balance, October 1, 1996	1,754,242	$17,542	$663,218	$-	$(558,504)	$-	$122,256
Common stock issuances as follows:
- for cash at $0.50 per share	200,000	2,000	98,000	-	-	-	100,000
- for payment of liabilities and expenses at $0.50 per share	45,511	455	22,301	-	-	-	22,756
Net loss for the year ended September 30, 1997	-	-	-	-	(128,614)	-	(128,614)
Balance, September 30, 1997	1,999,753	19,997	783,519	-	(687,118)	-	116,398
Issuance of common stock as follows:
- for mineral property at $0.50 per share	150,000	1,500	73,500	-	-	-	75,000
- for lease termination at $0.50 per share	12,000	120	5,880	-	-	-	6,000
- for debt at $0.50 per share	80,000	800	39,200	-	-	-	40,000
- for cash at $0.20 per share	7,500	75	1,425	-	-	-	1,500
- for compensation at $0.50 per share	9,000	90	4,410	-	-	-	4,500

Issuance of stock options for financing activities	-	-	-	2,659	-	-	2,659
Net loss for the year ended September 30, 1998	-	-	-	-	(119,163)	-	(119,163)

Change in market value of investments	-	-	-	-	-	117,080	117,080
Balance, September 30, 1998	2,258,253	22,582	907,934	2,659	(806,281)	117,080	243,974
Common stock issuances as follows:
- for cash at an average of $0.07 per share	555,000	5,550	35,450	-	-	-	41,000
- for prepaid expenses at $0.33 per share	50,000	500	16,000	-	-	-	16,500
- for consulting services at an average of $0.20 per share	839,122	8,391	158,761	-	-	-	167,152
- for mineral property at $0.13 per share	715,996	7,160	82,470	-	-	-	89,630

- for officers' compensation at an average of $0.24 per share	300,430	3,004	70,522	-	-	-	73,526
- for debt, investment and expenses at $0.30 per share	9,210	92	2,671	-	-	-	2,763
- for directors' compensation at an average of $0.25 per share	16,500	165	3,960	-	-	-	4,125
- for rent at $0.25 per share	1,000	10	240	-	-	-	250
- for equipment at $0.30 per share	600,000	6,000	174,000	-	-	-	180,000

Net loss for the year ended September 30, 1999	-	-	-	-	(716,759)	-	(716,759)
Other comprehensive loss	-	-	-	-	-	(79,179)	(79,179)
Balance, September 30, 1999	5,345,511	$53,454	$1,452,007	$2,659	$(1,523,040)	$37,901	$22,982

The accompanying notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Stock
Common Stock		Additional	Options		Other
Number		Paid-in	and	Accumulated	Comprehensive
of Shares	Amount	Capital	Warrants	Deficit	Income (Loss)	Total
Balance, September 30, 1999	5,345,511	$53,454	$1,452,007	$2,659	$(1,523,040)	$37,901	$22,982
Common stock and option issuances as follows:
- for employee, officer and director compensation at an average of $0.61 per share	231,361	2,314	140,446	15,820	-	-	158,580
- for officers' and directors' compensation at an average of $1.19 per share	11,500	115	13,615	-	-	-	13,730
- for services at an average of $0.47 per share	530,177	5,302	246,333	-	-	-	251,635
- for mineral property at $0.89 per share	1,000,000	1,000	88,000	-	-	-	89,000
- for investments at $0.33 per share	200,000	2,000	64,000	-	-	-	66,000
- for cash at $0.08 per share	456,247	4,562	28,969	-	-	-	33,531
- for cash, options and warrants	100,000	10,000	2,414	87,586	-	-	100,000
- for incentive fees at $0.33 per share	65,285	653	20,891	-	-	-	21,544
- for deferred mineral property acquisition costs at $0.13 per share	129,938	1,299	14,943	-	-	-	16,242
- for modification of stockholder agreement at $0.60 per share	200,000	2,000	118,000	30,000	-	-	150,000
- for modification of stockholder agreement	-	-	4,262	10,379	-	-	14,641
-from exercise of options at $0.12 per share	9,962,762	99,628	1,103,016	(37,524)	-	-	1,165,120
Cash received for the issuance of common stock warrants for 7,979,761 shares of stock	-	-	-	10,000	-	-	10,000
Miscellaneous common stock adjustments	(5)	-	-	-	-	-	-

Net loss for the year ended September 30, 2000	-	-	-	-	(2,186,541)	-	(2,186,541)

Other comprehensive income (loss)	-	-	-	-	-	(38,314)	(38,314)

Balance, September 30, 2000	18,232,776	$182,327	$3,296,896	$118,920	$(3,709,581)	$(413)	$(111,850)

The accompanying notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Stock
Common Stock		Additional	Options		Other
Number		Paid-in	and	Accumulated	Comprehensive
of Shares	Amount	Capital	Warrants	Deficit	Income (Loss)	Total

Balance, September 30, 2000	18,232,776	$182,327	$3,296,896	$118,920	$(3,709,581)	$(413)	$(111,850)

Common stock and option issuances as follows:
- for cash of $1.00 per share	192,000	1,920	190,080	-	-	-	192,000
- for cash and consulting services from options for $0.39 per share	33,333	333	12,737	(3,070)	-	-	10,000
- for services at an average of $0.92 per share	13,700	137	12,463	-	-	-	12,600
- for officer and employee compensation at $1.13 per share	5,200	52	5,828	-	-	-	5,880
- for payment of accrued officer's compensation at $1.35 per share	10,000	100	13,400	-	-	-	13,500
- for consulting services at an ave of $0.77 per share	45,461	455	34,247	-	-	-	34,702
- for directors' compensation at $0.85 per share	75,000	750	63,000	-	-	-	63,750
- for modification of contract at $0.78 per share	3,000	30	2,310	-	-	-	2,340
- for interest payment on contract at an average of $0.80 per share	10,000	100	7,900	-	-	-	8,000
- for mineral property expenses at $0.85 per share	1,000	10	840	-	-	-	850
- for debt at $1.00 per share	134,500	1,345	133,155	-	-	-	134,500

Options issued to officers, directors and employees for services	-	-	-	354,000	-	-	354,000

Warrants issued as follows:
- for consulting services	-	-	-	170,521	-	-	170,521
- for loan agreements	-	-	-	141,547	-	-	141,547
- for extension of exercise period on outstanding warrants	-	-	-	608,058	-	-	608,058

Net loss for the year ended September 30, 2001	-	-	-	-	(3,437,354)	-	(3,437,354)

Other comprehensive income	-	-	-	-	-	413	413
Balance, September 30, 2001	18,755,970	$187,559	$3,772,856	$1,389,976	$(7,146,935)	$-	$(1,796,543)

The accompanying notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Stock
Common Stock		Additional	Options		Other
Number		Paid-in	and	Accumulated	Comprehensive
of Shares	Amount	Capital	Warrants	Deficit	Income (Loss)	Total

Balance, September 30, 2001	18,755,970	$187,559	$3,772,856	$1,389,976	$(7,146,935)	$-	$(1,796,543)

Common stock issuances as follows:
- for cash at $0.10 per share	2,500,000	25,000	225,000	-	-	-	250,000
- for a note payable at $1.00 per share	25,000	250	24,750	-	-	-	25,000
- for consulting fees payable at $0.55 per share	12,536	126	6,769	-	-	-	6,895
- for mineral properties at $0.70 per share	1,100,000	11,000	759,000	-	-	-	770,000
- for services at an average of $0.49 per share	112,500	1,125	53,625	-	-	-	54,750
- for financing expense at an average of $0.44 per share	82,429	824	35,369	-	-	-	36,193

Options issued to officers, directors and employees for services	-	-	-	29,528	-	-	29,528

Warrants issued as follows:	-
- for loan agreements	-	-	-	55,352	-	-	55,352
Expiration of stock options and warrants	-	-	91,814	(91,814)	-	-	-

Interest expense forgiven by shareholders	-	-	42,950	-	-	-	42,950

Net loss for the year ended September 30, 2002	-	-	-	-	(1,168,171)	-	(1,168,171)
Balance, September 30, 2002	22,588,435	225,884	5,012,133	1,383,042	(8,315,106)	-	(1,694,046)

Common stock issuances as follows:
- miscellaneous common stock adjustment	29,555	296	-	-	-	-	296
- for cash at $0.10 per share	5,500,000	55,000	495,000	-	-	-	550,000
- for consulting services at an average of $0.15 per share	1,763,779	17,638	243,362	-	-	-	261,000
- for loans payable at an average of $0.10 per share	369,160	3,692	33,225	-	-	-	36,917
- for prior period services at an average of $.13 per share	245,000	2,450	30,550	-	-	-	33,000
- for investments at $0.21 per share	450,000	4,500	88,668	-	-	-	93,168
- to officers and directors for services at $.10 per share	1,423,156	14,232	129,024	-	-	-	143,256
- penalty shares at $.26 per share	860,000	8,600	215,000	-	-	-	223,600

Change in market value of investments	-	-	-	-	-	1,800	1,800

Net loss for the year ended September 30, 2003	-	-	-	-	(966,958)	-	(966,958)
Balance, September 30, 2003	33,229,085	$332,291	$6,246,963	$1,383,042	$(9,282,064)	$1,800	$(1,317,968)

The accompanying notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Stock
Common Stock		Additional	Options		Other
Number		Paid-in	and	Accumulated	Comprehensive
of Shares	Amount	Capital	Warrants	Deficit	Income (Loss)	Total

Balance, September 30, 2003	33,229,085	$332,291	$6,246,963	$1,383,042	$(9,282,064)	$1,800	$(1,317,968)

Common stock issuances as follows:
- for cash at $0.20 per share	1,675,000	16,750	318,250	-	-	-	335,000
- for consulting services at an average of $0.35 per share	162,500	1,625	54,800	-	-	-	56,425
- for accounts payable at an average of $.24 per share	626,130	6,261	144,584	-	-	-	150,845
- for investments at $0.20 per share	125,000	1,250	23,750	-	-	-	25,000
- to officers and directors for services at $.12 per share	150,000	1,500	16,500	-	-	-	18,000

Expired options & warrants	-	-	503,774	(503,774)	-	-	-

Options issued to officers and directors for services	-	-	-	95,000	-	-	95,000

Gain on sale of internal securities	-	-	210,194	-	-	-	210,194

Change in market value of investments	-	-	-	-	-	(1,800)	(1,800)

Net loss for the year ended September 30, 2004 (restated)	-	-	-	-	(992,688)	-	(992,688)
Balance, September 30, 2004, (restated)	35,967,715	$359,677	$7,518,815	$974,268	$(10,274,752)	$-	$(1,421,992)

The accompanying notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2004	Year Ended September 30,	Period from October 1, 1996 (Inception of Exploration Stage) to September 30, 2004
	Restated	2003	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(992,688)	$(966,958)	$(9,716,248)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,900	10,590	51,876
Loss (Gain) on investment sales	40,733	(30,692)	68,969
Loss (Gain) on disposition and impairment of assets	-	(2,335)	185,891
Gain on sale of mineral property claims for securities	-	-	(500)
Gain on trade-in of property and equipment	-	-	(7,872)
Gain on settlement of vendor account	(16,412)	(122,354)	(138,766)
Interest expense forgiven by related parties	(2,718)	-	20,848
Common stock issued for services and expenses	56,425	294,000	983,974
Common stock issued for payables and accrued expenses	150,845	36,917	219,656
Common stock and options issued as compensation	113,000	143,256	977,375
Stock options and warrants issued for financing activities	-	-	822,257
Common stock issued for investments	-	93,168	93,168
Common stock and warrants issued to acquire mineral property options	-	-	1,114,873
Warrants issued for consulting fees	-	-	170,521
Common stock issued for incentive fees	-	-	21,544
Investment traded for services	-	23,400	45,939
Changes in assets and liabilities:
Prepaid expenses & inventory	(2,948)	-	857
Accounts payable	75,679	(345,535)	315,459
Accounts payable - checks in excess of bank balance	(3,297)	3,304	7
Accrued expenses	75,780	(100,542)	1,595
Interest payable	(7,026)	83,374	99,503
Net cash used by operating activities	(509,727)	(880,407)	(4,669,074)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	-	-	35,126
Purchase of fixed assets	(4,358)	-	(4,358)
Proceeds from sale of mineral property	-	-	20,000
Purchase of furniture and equipment	-	-	(41,695)
Proceeds from investments sold	39,646	42,084	183,161
Net cash provided (used) by investing activities	35,288	42,084	192,234
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and short-term borrowings	(112,500)	(3,300)	(124,556)
Proceeds from internal securities sale	210,194	-	210,194
Sale of warrants for common stock	-	-	10,000
Proceeds from short-term borrowings	47,500	68,300	1,469,157
Sale of common stock, subscriptions
and exercise of options	335,000	550,000	2,693,151
Issuance of penalty shares	-	223,600	223,600
Net cash provided by financing activities	480,194	838,600	4,481,546

NET INCREASE (DECREASE) IN CASH	5,755	277	4,706

CASH, BEGINNING OF PERIOD	2,558	2,281	3,607

CASH, END OF PERIOD	$8,313	$2,558	$8,313

The accompanying notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS (Continued)

Year Ended September 30, 2004	Year Ended September 30,	Period from October 1, 1996 (Inception of Exploration Stage) to September 30, 2004
Restated	2003	Restated
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$95,194	$-	$98,706
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock and warrants issued to acquire mineral properties	$-	$-	$344,873
Common stock issued to acquire mineral property	$-	$-	$845,000
Common stock issued for acquisition of mining equipment	$-	$-	$180,000
Common stock issued for services and expenses	$56,425	$294,000	$983,974
Common stock issued for investment	$25,000	$93,168	$185,168
Common stock issued for payables and accrued expenses	$150,845	$36,917	$219,656
Common stock issued for incentive fees	$-	$-	$21,544
Common stock and options issued as compensation	$113,000	$143,256	$977,375
Stock options and warrants issued for financing activities	$-	$-	$822,257
Warrants issued for consulting fees	$-	$-	$170,521
Deferred acquisition costs on mining property	$-	$-	$46,242
Purchase of equipment with financing agreement	$-	$-	$21,814
Investments received for mineral property	$-	$-	$5,500
Investments traded for services	$-	$23,400	$45,939
Equipment for loans payable	$-	$-	$4,500

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

On March 28, 2001, the Company reincorporated in Delaware. This reincorporation represented a change of corporate domicile and had no accounting impact. Under its amended certificate of incorporation, Trend has authorized the issuance of 100,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of authorized preferred stock with a par value of $0.01, with rights and preferences to be determined by the Company’s board of directors. One share of Series A preferred stock was created and issued to Mr. Thomas S. Kaplan which required the holder’s approval for all stock and equity issuances. In October 2002, this preferred share was cancelled. See Note 4.

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

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

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

Compensated Absences

The Company’s employees are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service and other factors. The Company estimates that the amount of compensation for future absences is minimal and immaterial for the periods ended September 30, 2004 and 2003. Accordingly, no liability has been recorded in the financial statements.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” Amounts are reported net of tax and include unrealized gains or losses on available for sale securities.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (hereinafter “SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which is effective for the Company as of January 1, 2001. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments (continued)

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

Employee and Non-Employee Stock Compensation

The Company values common stock issued without restrictions to employees and non-employees for services, property and investments at the fair market value of the common stock, which is the closing price of Company stock on the day of issuance. If no trading occurred on a date of issuance, then the fair market value used is the lower of the closing prices on the first previous day or the first following day on which the Company’s stock was traded. The Company may issue common stock with restrictions in these circumstances and, if it does, may issue such shares at a reasonable discount to fair market value. These stock issuances are accounted for in the statement of stockholders’ equity and as expenses, if the stock was issued for services or exploration costs, and as assets, if the stock was issued for investments or real property.

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the years ended September 30, 2004 and 2003 were $19,809 and $144,279, respectively. As of September 30, 2004, cumulative exploration costs expensed during the Company’s exploration stage totaled $2,928,875.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Exploration Stage Activities

The Company has been in the exploration stage since October 1, 1996, when the Company emerged from a period of dormancy, and has no revenues from operations. The Company is primarily engaged in the acquisition and exploration of mineral properties. Should the Company locate a commercially viable reserve, the Company would expect to actively prepare the site for extraction. The Company’s accumulated deficit prior to the exploration stage was $558,504.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, investment in securities available-for-sale, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2004. Investment in securities available-for-sale is recorded at fair value at September 30, 2004.

Going Concern

As shown in the accompanying financial statements, at September 30, 2004, the Company has limited cash, has negative working capital, has no revenues, has incurred a net loss of $992,688 for the fiscal year, and has an exploration stage accumulated deficit of $9,716,248. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company estimates that approximately $1,300,000 is required to fund operations of the Company for the next 12 months assuming minimal exploration activities. The Company’s management believes that it will be able to generate sufficient cash from public or private debt or equity financing in order for the Company to continue to operate based on current expense projections. See Note 13 on subsequent events.

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

Impaired Asset Policy (Continued)

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe the adoption of this statement will have a material impact on the Company’s financial statements as the Company historically has not, nor does it anticipate, issuing financial instruments with characteristics of both liabilities and equity.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not believe the adoption of this statement will have a material impact on the Company’s financial statements as the Company historically has not, nor does it anticipate, entering into hedging activities.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (hereinafter “SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” (hereinafter “SFAS No. 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company currently reports stock issued to employees under the rules of SFAS No. 123. Accordingly there is no change in disclosure requirements due to SFAS No. 148.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In June 2002, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (hereinafter “SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002, effective December 31, 2002 with early adoption encouraged. There has been no impact on the Company’s financial position or results of operations resulting from the adoption of SFAS No. 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of SFAS Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections,” (hereinafter “SFAS No. 145”) which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, and as a result, SFAS No. 64, which amended SFAS No. 4, was rescinded as it was no longer necessary. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications which have economic effects similar to those of sale-leaseback transactions. Management has determined that SFAS No. 145 did not effect the Company’s financial position or results of operations, except for the need to classify debt extinguishments as ordinary.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144”). SFAS No 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and the adoption had no effect on the financial statements of the Company at September 30, 2004.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (hereinafter “SFAS No. 143”). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and the adoption had no effect on the financial statements of the Company at September 30, 2004.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (hereinafter “SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (hereinafter “SFAS No. 142”). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. The Company has adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 has had no effect on the Company’s financial statements as the Company does not currently have intangible assets with indefinite lives.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At September 30, 2004, the Company had net deferred tax assets, calculated at an expected rate of 30%, of approximately $1,743,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2004.

The significant components of the Company’s deferred tax assets are as follows:

	September 30, 2004	September 30, 2003
Net operating losses	$8,130,000	$7,140,000
Nondeductible stock options and warrants issued under a non-qualified plan:	2,320,000	2,320,000
Net operating loss carryforward	$5,810,000	$4,820,000

Deferred tax asset	$1,743,000	$1,450,000
Deferred tax asset valuation allowance	$(1,743,000)	$(1,450,000)

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Taxes (Continued)

At September 30, 2004, the Company had net operating loss carryforwards of approximately $5,810,000, which expire in the years 2004 through 2028. The net operating loss carryforwards do not include expenses that are not deductible for tax purposes, such as non qualified stock options and warrants, in the aggregate amount of $2,320,000 attributable to options and warrants issued to employees and consultants. The change in the allowance account from September 30, 2003 to September 30, 2004 was approximately $293,000.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

NOTE 3 -  MINERAL PROPERTIES

During the fourth quarter of fiscal 2004, the Company reevaluated its property positions and determined that several of its projects did not hold potential for major mineral discoveries. While these projects have been demonstrated to host platinum, palladium, and/or gold mineralization, the quantities of such mineralization found to date do not exhibit characteristics that warrant continued exploration, and thus the Company has terminated its interests at Spruce Mountain, Douglas Creek, and Keystone, Wyoming; Hardrock Johnson, Nevada; and at McCormick Creek-Green Mountain, Montana. The following describes the Company’s significant mineral properties at September 30, 2004:

Wyoming Properties

In September 1999, the Company entered into an option agreement with General Minerals Corporation (“GMC”) to acquire the Lake Owen Project located in Albany County, Wyoming. The agreement with GMC entitled the Company to receive 104 unpatented mining claims in exchange for 715,996 shares of common stock, $40,000 in cash to be paid in four quarterly payments of $10,000 and $750,000 in exploration expenditure commitments to be incurred over a three-year option period. In May 2000, the Company issued an additional 129,938 shares of common stock under this agreement for the acquisition of the Lake Owen Project.

The Company and GMC subsequently entered into an amendment to the agreement under which (i) the Company issued 416,961 shares of common stock to GMC upon GMC’s exercise of preemptive rights, (ii) the Company agreed to perform an additional $15,000 of geophysical work on the Lake Owen Project prior to December 31, 2000 (subsequently modified), (iii) the Company issued 200,000 additional shares and warrants exercisable until June 2002 to purchase 200,000 shares at $0.70 per share, and (iv) GMC agreed to terminate its antidilution and preemptive rights as provided in the original agreement. The Company has expensed $295,873 for cash paid and common stock issued to acquire this project. The 200,000 warrants have expired. See Note 5.

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

Peter Lake, Saskatchewan, Canada

As of September 30, 2004, the Company holds 7 mining claims covering 36,648 hectares (141 square miles) in the Peter Lake Domain of Saskatchewan. The Peter Lake Domain is recognized to host known occurrences of copper-nickel and platinum-palladium mineralization. The Company plans a broad reconnaissance program to search for extractable concentrations of such mineralization. The Company’s position at Peter Lake evolved as follows:

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

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 4 -  CAPITAL STOCK

Preferred Stock

Under its amended Delaware certificate of incorporation, Trend authorized the issuance of 20,000,000 shares of preferred stock with a par value of $0.01 per share, with rights and preferences to be determined by the Company’s board of directors.

In 2001, one share of Series A preferred stock was created and issued to Mr. Thomas S. Kaplan under an agreement which required the holder’s approval of all common and preferred stock and equity issuances until such time as Mr. Kaplan, Electrum LLC or Mr. Asher B. Edelman no longer beneficially owned more than twenty percent of the Company’s outstanding stock. Holders of the Company’s common stock were to vote on the continued existence of the Series A preferred stock at each annual meeting subsequent to this share’s issuance. In the event that the Company’s preferred stock is not continued, the outstanding share of Series A preferred stock could be tendered for one share of the Company’s common stock.

In October 2002, the Company and Mr. Kaplan reached an agreement canceling this one share.

Common Stock

On March 28, 2001, the Company completed its reincorporation in Delaware. Under its amended certificate of incorporation, Trend authorized the issuance of 100,000,000 shares of common stock with a par value of $0.01 per share. Each holder of Common Stock shall be entitled to one vote for each share of Common Stock held on all matters as to which holders of Common Stock shall be entitled to vote. Except for and subject to those preferences, rights, and privileges expressly granted to the holders of classes of stock at the time outstanding having prior rights, and series of preferred stock, the holders of Common Stock shall have exclusively all other rights of stockholders of the Company, including, but not limited to, the right to receive dividends, and in the event of any distribution of assets upon the dissolution and liquidation of the Company, the right to receive ratably and equally al of the assets of the Company remaining after the payment to the holders of preferred stock of the specific amounts, if any, which they are entitled to receive.

During the year ended September 30, 2004, the Company issued 626,130 share of common stock valued at $150,845 for accounts payable, 125,000 shares of common stock valued at $25,000 for investments, 312,500 shares of common stock valued at $74,425 for services, 180,000 shares of common stock valued at $36,000 for director, officer and employee compensation, and 1,675,000 shares of common stock for $335,000 cash. In addition, the Company received the proceeds from a gain on the sale of internal securities in the amount of $210,914. This gain was recorded as additional paid-in capital.

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

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
NOTE 4 - CAPITAL STOCK (Continued)

Common Stock (continued)

The following table discloses the Company’s stock and equity transactions during its exploration stage. This information meets the disclosure requirements of Statement of Financial Accounting Standards No. 7 for development and exploration stage disclosures. The following abbreviations are used in the table: CS for common stock; OPT for options; and WAR for warrants.

	Issue Date	Number of Shares	Price per Share	Common Stock Amount	Additional Paid-in Capital	Total Amount	Number of Options	Number of Warrants	Value of Options/ Warrants
Balance, October 1, 1996		1,754,242	$-	$17,542	$663,218	$680,760			$-

CS for Cash	03/25/1997	200,000	0.50	2,000	98,000	100,000
CS for Payment of liabilities and expenses	09/30/1997	45,511	0.50	455	22,301	22,756

Balance September 30, 1997		1,999,753		19,998	783,518	803,516

CS for Mineral property	07/23/1998	150,000	0.50	1,500	73,500	75,000
CS for Cash	07/23/1998	7,500	0.20	75	1,425	1,500
CS for Lease termination	07/23/1998	12,000	0.50	120	5,880	6,000
CS for Debt	07/23/1998	80,000	0.50	800	39,200	40,000
OPT for Financing	09/24/1998						180,000		2,659
CS for Compensation	09/30/1998	9,000	0.50	90	4,410	4,500

Balance September 30, 1998		2,258,253		22,583	907,933	930,516	180,000		2,659

CS for Debt, investment and expenses	10/12/1998	9,210	0.30	92	2,671	2,763
CS for Equipment	10/30/1998	600,000	0.30	6,000	174,000	180,000
CS for Cash	11/28/1998	5,000	0.20	50	950	1,000
CS for Officers’ compensation	12/31/1998	30,858	0.44	309	13,191	13,500
CS for Directors’ compensation	01/25/1999	16,500	0.25	165	3,960	4,125
CS for Officers’ compensation	01/31/1999	8,572	0.35	86	2,914	3,000
CS for Officers’ compensation	03/31/1999	24,000	0.25	240	5,760	6,000
CS for Consulting services	03/31/1999	6,000	0.25	60	1,440	1,500
CS for Consulting services	04/30/1999	32,000	0.28	320	8,640	8,960
CS for Officers’ compensation	04/30/1999	12,000	0.28	120	3,240	3,360
CS for Consulting services	05/31/1999	73,333	0.25	733	17,600	18,333
CS for Consulting services	06/30/1999	34,353	0.25	344	8,244	8,588
CS for Officers’ compensation	06/30/1999	50,000	0.16	500	7,500	8,000
CS for Consulting services	06/30/1999	95,833	0.16	958	14,375	15,333
CS for Consulting services	07/06/1999	5,000	0.25	50	1,200	1,250
OPT for Financing activities	07/22/1999						50,000
CS for Mineral property option	07/27/1999	715,996	0.13	7,160	82,471	89,631
CS for Cash	07/29/1999	33,333	0.15	333	4,667	5,000
CS for Consulting services	07/30/1999	146,603	0.12	1,466	16,126	17,592
CS for Consulting services	07/31/1999	133,697	0.12	1,337	14,707	16,044
CS for Officers’ compensation	07/31/1999	41,667	0.12	417	4,583	5,000
CS for Cash	08/04/1999	16,667	0.15	167	2,333	2,500
CS for Rent	08/09/1999	1,000	0.25	10	240	250
OPT for Financing activities	08/13/1999						100,000
CS for Cash	08/15/1999	50,000	0.05	500	2,000	2,500
CS for Consulting services	08/17/1999	5,000	0.25	50	1,200	1,250
CS for Cash	08/17/1999	100,000	0.05	1,000	4,000	5,000
CS for Cash	08/26/1999	100,000	0.10	1,000	9,000	10,000
CS for Consulting services	08/31/1999	159,750	0.25	1,598	38,341	39,938
CS for Prepaid expenses	09/10/1999	50,000	0.33	500	16,000	16,500
CS for Cash	09/10/1999	50,000	0.10	500	4,500	5,000
CS for Cash	09/13/1999	200,000	0.05	2,000	8,000	10,000
CS for Consulting services	09/30/1999	80,053	0.26	801	20,013	20,814
CS for Officers’ compensation	09/30/1999	133,333	0.26	1,333	33,334	34,667
CS for Consulting services	09/30/1999	67,500	0.26	675	16,875	17,550
Balance September 30, 1999		5,345,511		53,455	1,452,009	1,505,464	330,000		2,659

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
NOTE 4 - CAPITAL STOCK (Continued)

Common Stock (continued)

Issue Date	Number of Shares	Price per Share	Common Stock Amount	Additional Paid-in Capital	Total Amount	Number of Options	Number of Warrants	Value of Options/ Warrants
Balance September 30, 1999		5,345,511	$-	$53,455	$1,452,009	$1,505,464	330,000		$2,659

CS for Consulting services	10/04/1999	50,000	0.26	500	12,500	13,000
CS for Cash	10/22/1999	25,000	0.20	250	4,750	5,000
CS for Consulting services	10/31/1999	273,675	0.31	2,737	82,103	84,840
CS for Officers’ compensation	11/30/1999	52,694	0.31	527	15,807	16,334
CS for Consulting services	11/30/1999	4,327	0.31	43	1,298	1,341
CS, OPT & WAR for Cash	12/31/1999	1,000,000	0.012	10,000	2,414	12,414	8,108,000	6,250,000	87,586
CS for Consulting services	12/31/1999	1,200	0.35	12	408	420
CS for Consulting services	01/04/2000	15,000	0.28	150	4,050	4,200
CS for Investments	01/15/2000	200,000	0.33	2,000	64,000	66,000
CS for Incentive fees	01/17/2000	65,285	0.33	653	20,891	21,544
OPT Expiration	01/22/2000						(50,000)
CS for Cash	01/25/2000	14,286	0.35	143	4,857	5,000
CS for Cash from options	02/22/2000	1,000,000	0.142	10,000	131,900	141,900	(1,000,000)		(1,900)
CS & OPT for Employees’ compensation	02/25/2000	16,667	0.66	167	10,833	11,000	33,333		3,070
CS for Consulting services	02/29/2000	10,000	0.72	100	7,100	7,200
CS for Mineral property	03/24/2000	50,000	1.03	500	51,000	51,500
CS for Cash from options	03/27/2000	2,500,000	0.142	25,000	329,750	354,750	(2,500,000)		(4,750)
CS for Consulting services	03/31/2000	75,000	0.81	750	60,000	60,750
CS for Officers’ compensation	03/31/2000	3,000	0.81	30	2,400	2,430
CS for Mineral property	04/04/2000	50,000	0.75	500	37,000	37,500
CS & OPT for Directors’ compensation	04/11/2000	150,000	0.70	1,500	103,500	105,000	67,000		12,750
CS for Deferred mineral property acquisition costs	05/08/2000	129,938	0.125	1,299	14,943	16,242
CS for Consulting services	05/15/2000	9,975	0.63	100	6,184	6,284
CS for Cash	06/26/2000	416,961	0.056	4,170	19,361	23,531
CS & WAR for Modification of stockholder agreement	06/26/2000	200,000	0.60	2,000	118,000	120,000		200,000	30,000
OPT & WAR for Modification of stockholder agreement	06/27/2000						1,729,762	1,729,761	14,641
CS for Cash from options	06/29/2000	1,597,588	0.064	15,976	86,740	102,716	(1,597,588)		(2,716)
CS for Officers’ compensation	06/30/2000	9,000	0.81	90	7,185	7,275
CS for Consulting services	06/30/2000	1,000	0.70	10	690	700
OPT Agreement Modification	07/07/2000						(127,500)
CS for Cash from options	07/14/2000	10,000	0.30	100	2,900	3,000	(10,000)
CS for Cash from options	07/21/2000	1,800,000	0.122	18,000	201,060	219,060	(1,800,000)		(12,060)
CS for Cash from options	07/26/2000	650,000	0.122	6,500	72,605	79,105	(650,000)		(4,355)
CS for Officers’ compensation	07/31/2000	3,000	1.24	30	3,690	3,720
CS for Cash from options	08/01/2000	50,000	0.15	500	7,000	7,500	(50,000)
CS for Cash from options	08/01/2000	50,000	0.30	500	14,500	15,000	(50,000)
CS for Cash from options	08/14/2000	90,000	0.122	900	10,053	10,953	(90,000)		(603)
CS for Cash from options	08/24/2000	1,000,000	0.122	10,000	111,700	121,700	(1,000,000)		(6,700)
CS for Directors’ compensation	08/25/2000	1,500	1.00	15	1,485	1,500
CS for Cash from options	08/31/2000	15,000	0.30	150	4,350	4,500	(15,000)
CS for Officers’ compensation	08/31/2000	1,000	1.13	10	1,120	1,130
CS for Cash from options	09/22/2000	1,200,174	0.122	12,002	134,720	146,722	(1,200,174)		(8,702)
CS for Consulting services	09/22/2000	90,000	1.45	900	72,000	72,900
CS for Officers’ compensation	09/30/2000	6,000	1.35	60	8,040	8,100
Cash for Warrants	09/30/2000								10,000
CS/ WAR Adjustment	09/30/2000	(5)

Balance September 30, 2000		18,232,776		182,328	3,296,897	3,479,225	127,833	8,179,761	118,920

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
NOTE 4 - CAPITAL STOCK (Continued)

Common Stock (continued)

	Issue Date	Number of Shares	Price per Share	Common Stock Amount	Additional Paid-in Capital	Total Amount	Number of Options	Number of Warrants	Value of Options/ Warrants
Balance September 30, 2000		18,232,776	$-	$182,328	$3,296,897	$3,479,225	127,833	8,179,761	$118,920

CS for Cash from options	10/10/2000	33,333	0.39	333	12,737	13,070	(33,333)		(3,070)
CS for Consulting services	10/15/2000	10,000	1.15	100	11,400	11,500
CS for Officers’ compensation	10/31/2000	3,000	1.30	30	3,870	3,900
WAR for Consulting services	11/01/2000							250,000	123,775
CS for Employees’ compensation	12/06/2000	2,200	0.90	22	1,958	1,980
CS for Cash	12/20/2000	100,000	1.00	1,000	99,000	100,000
WAR for Consulting services	12/31/2000							180,000	46,746
CS for Consulting services	01/02/2001	10,000	1.35	100	13,400	13,500
CS for Cash	01/11/2001	47,000	1.00	470	46,530	47,000
CS for Consulting services	01/11/2001	3,407	1.00	34	3,373	3,407
CS for Consulting services	01/23/2001	604	1.10	6	658	664
CS for Cash	01/24/2001	25,000	1.00	250	24,750	25,000
WAR for Loan agreements	02/01/2001							285,000	76,551
CS for Cash	02/06/2001	20,000	1.00	200	19,800	20,000
CS for Consulting services	02/06/2001	483	1.00	5	478	483
CS for Directors’ compensation	02/23/2001	75,000	0.85	750	63,000	63,750
OPT for Director, officer and employee compensation	02/23/2001						1,200,000		354,000
WAR for Loan agreements	03/12/2001							50,000	13,430
WAR Extension of exercise period	03/12/2001								608,058
CS for Modification of contract	03/22/2001	3,000	0.78	30	2,310	2,340
CS for Interest payments	04/03/01	5,000	0.83	50	4,100	4,150
CS for Consulting Services	04/13/01	967	0.98	10	938	948
CS for Mineral Property Expense	05/11/01	1,000	0.85	10	840	850
WAR for Loan agreement	07/01/01							185,000	45,079
CS for Services	07/31/01	40,000	0.73	400	28,800	29,200
CS for Interest payments	08/08/01	5,000	0.77	50	3,800	3,850
WAR Attached to note	08/16/01							90,000	6,487
CS for Services	08/28/01	3,700	0.30	37	1,063	1,100
CS for Loans Payable	08/31/01	92,000	1.00	920	91,080	92,000
CS for Loans Payable	09/28/01	42,500	1.00	425	42,075	42,500
Options Expired							(319,700)

Balance September 30, 2001		18,755,970		187,559	3,772,857	3,960,416	974,800	9,219,761	1,389,976

CS for Note Payable	10/08/01	25,000	1.00	250	24,750	25,000
CS for Payable	10/24/01	12,536	0.55	126	6,769	6,895
WAR for Loan agreements	11/01/01							129,445	9,876
WAR Cancelled	11/15/01				2,750	2,750		(275,000)	(2,750)
CS for Financing expense	1/25/02	64,429	0.45	644	28,349	28,993
Interest Expense forgiven by shareholders	1/30/02				42,950	42,950
WAR Issued	1/30/02							180,000	21,660
CS for Financing expense	2/8/02	18,000	0.40	180	7,020	7,200
CS for Services	2/8/02	60,000	0.40	600	23,400	24,000
CS for Services	2/22/02	20,000	0.40	200	7,800	8,000
OPT for Director, officer and employee compensation	3/12/02						307,800		29,528
Options Expired	3/12/02				59,063	59,063	(196,863)		(59,063)
CS for Mineral properties	3/20/02	1,100,000	0.70	11,000	759,000	770,000
CS for Services	5/12/02	32,500	0.70	325	22,425	22,750
WAR for Loan agreements	6/30/02							113,413	23,816
WAR Expired	6/30/02				30,001	30,001		(200,000)	(30,001)
Options Expired	7/19/02						(12,500)
CS for Cash	9/30/02	2,500,000	0.10	25,000	225,000	250,000

Balance September 30, 2002		22,588,435		225,884	5,012,134	5,238,018	1,073,237	9,167,619	1,383,042

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
NOTE 4 - CAPITAL STOCK (Continued)

Common Stock (continued)

	Issue Date	Number of Shares	Price per Share		Common Stock Amount		Additional Paid-in Capital	Total Amount	Number of Options	Number of Warrants	Value of Options/ Warrants
Balance September 30, 2002		22,588,435	$		$	$ 225,884	$5,012,134	$5,238,018	1,073,237	9,167,619	$1,383,042

Misc. Common Stock Adjustment	10/1/02	29,555		0.01		296		296
CS for Cash	10/31/02	4,550,000		0.10		45,500	409,500	455,000
CS for Services	10/31/02	683,000		0.12		6,830	78,490	85,320
CS for Cash	11/12/02	600,000		0.10		6,000	54,000	60,000
CS for Cash	12/4/02	100,000		0.10		1,000	9,000	10,000
CS for Cash	1/14/03	250,000		0.10		2,500	22,500	25,000
CS for Investments	1/14/03	450,000		0.21		4,500	88,668	93,168
CS for Note payable	1/14/03	369,160		0.10		3,692	33,224	36,916
CS for Services	1/14/03	280,687		0.14		2,807	35,792	38,599
CS for Services	4/1/03	142,592		0.21		1,426	28,574	30,000
CS for Services	4/11/03	150,000		0.17		1,500	24,000	25,500
CS for Services	9/15/03	400,000		0.14		4,000	53,841	57,841
CS for Director, officer and employee compensation	9/15/03	1,350,656		0.10		13,507	122,149	135,656
CS for Services	9/30/03	425,000		0.15		4,250	60,091	64,341
CS for Financing costs	9/30/03	860,000		0.26		8,600	215,000	223,600

Balance September 30, 2003		33,229,085				332,291	6,246,963	6,579,253	1,073,237	9,167,619	1,383,042
CS for Cash	05/06/04	250,000		0.20		2,500	47,500	50,000
CS for Cash	05/06/04	250,000		0.20		2,500	47,500	50,000
CS for Cash	05/07/04	550,000		0.20		5,500	104,500	110,000
CS for Cash	05/07/04	250,000		0.20		2,500	47,500	50,000
CS for Cash	05/10/04	50,000		0.20		500	9,500	10,000
CS for Cash	05/11/04	157,500		0.20		1,575	29,925	31,500
CS for Cash	05/11/04	17,500		0.20		175	3,325	3,500
CS for Investment	05/13/04	125,000		0.20		1,250	23,750	25,000
CS for Cash	05/18/04	50,000		0.20		500	9,500	10,000
CS for Cash	05/18/04	45,000		0.20		450	8,550	9,000
CS for Cash	5/18/04	5,000		0.20		50	950	1,000
CS for services	05/26/04	140,000		0.35		1,400	47,600	49,000
CS for Director, officer and employee compensation	06/03/04	180,000		0.20		1,800	34,200	36,000
CS for Services	06/09/04	22,500		0.33		225	7,200	7,425
CS for Accounts Payable	08/20/04	13,630		0.20		136	2,626	2,762
CS for Accounts Payable	08/20/04	160,000		0.20		1,600	30,400	32,000
CS for Services	08/20/04	150,000		0.20		1,500	28,500	30,000
CS for Accounts Payable	08/20/04	26,500		0.25		265	6361	6626
CS for Accounts Payable	08/20/04	60,000		0.25		600	14,307	14,907
CS for Accounts Payable	08/20/04	20,000		0.25		200	4,800	5,000
CS for Accounts Payable	08/20/04	166,000		0.25		1660	39,890	41,550
CS for Cash	09/09/04	50,000.20				500	9,500	10,000
Options issued to officer and director									1,000,000		95,000
Expired options and warrants							503,774	503,774	(873,237)	(299,445)	(503,774)
Gain on sale of internal securities							210,194	210,194
Balance September 30, 2004		35,967,715				$359,677	$7,518,815	$7,878,492	1,200,000	8,868,174	$974,268

See Note 5 for summary disclosure of options and warrants outstanding.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 5 -  COMMON STOCK OPTIONS AND WARRANTS

In accordance with SFAS 123, the Company utilizes the Black Scholes fair value model to value all options and warrant grants. Upon exercise of options and warrants, all common stock shares issued thereunder will have the same rights and privileges as other common stock outstanding.

On February 23, 2001, the Company’s shareholders approved the adoption of the 2000 Equity Incentive Plan and the reservation of 5,000,000 shares of common stock for distribution under the plan. These shares and options to acquire those shares may be granted to the Company’s employees, directors and consultants. The plan will terminate on January 4, 2011. The exercise price of options granted under this plan may not be less than the fair market price on the date of grant and in some cases not less than 110% of the fair market price. The terms, vesting schedule, transfer restrictions and expiration dates are to be determined by the Company’s board of directors.

In the Black-Scholes Option Price Calculations below, the Company used the following assumptions to estimate fair value: the risk-free interest rate of 5.0%, volatility of 91%, and a life of 3 years. The Company also assumed that no dividends would be paid on common stock.

Electrum LLC/Tigris Financial Group Ltd.

On December 29, 1999, the Company entered into a stock purchase agreement with Tigris Financial Group Ltd. (“Tigris”) under which Tigris purchased 1,000,000 shares of the Company’s common stock for $100,000, was granted an option until March 28, 2000 to acquire up to an additional 3,500,000 shares of common stock for an exercise price of $0.14 per share, (or $490,000 in the aggregate), and was granted an option to purchase, for $10,000, warrants to purchase an additional 6,250,000 shares of the Company’s common stock at an exercise price of $0.40 per share. The Company used the Black-Scholes Option Price Calculation effective as of the transaction date and estimated the fair values to be $37,524 for the option and $50,062 for the warrants. On March 8, 2000, Tigris assigned its rights under the stock purchase agreement to Electrum LLC (“Electrum”), an affiliate.

Electrum exercised its option and acquired 3,500,000 shares of the Company’s common stock in February and March of 2000. Pursuant to the terms of the stock purchase agreement, Electrum received an option to purchase up to an additional 4,608,000 shares of common stock. This agreement was subsequently modified to enable Electrum to acquire up to an additional 1,597,588 shares at $0.062 per share and to acquire up to 4,740,174 shares at an exercise price of $0.115 per share. In addition, the option to purchase warrants was modified to enable Electrum to purchase, for $10,000, warrants to buy up to 7,979,761 shares at an exercise price of $0.40 per share until September 20, 2003. The Company utilized the Black-Scholes Option Price Calculation to estimate the fair value of the modifications as of the grant date and recorded $4,262 for the options and $10,379 for the warrants. The $14,641 total amount was charged as a financing expense.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (Continued)

Electrum LLC/Tigris Financial Group Ltd. (continued)

Electrum has exercised all of its options to purchase the Company’s common stock and its option to purchase the warrants. In connection with its acquisition of those shares, Electrum has assigned 5,530,174 shares and 1,000,000 warrants to third parties.

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

Pursuant to a 2002 agreement (“the January 30, 2002 Financing Agreement”) to readjust certain terms of loans and warrants, the Company borrowed an additional $150,000 from Electrum, and Electrum waived accrued interest owed by the Company as of January 29, 2002 totaling $37,384. In consideration of the additional loan and waiver, the Company issued to Electrum additional warrants to purchase 150,000 shares of common stock for $1.00 per share through January 30, 2007. Electrum may, at its sole discretion, elect to be repaid the $150,000 loan by converting the amount outstanding into units of the Company’s securities, at the rate of one unit per $0.50 of loans converted. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at a price of $0.50 per share, exercisable though January 30, 2007. In addition, the Company and Electrum agreed to amend the prior loan agreements to reduce the conversion rate of the existing units, previously at a rate of one unit per $1.25 of loans converted to a rate of one unit per $0.50 of loans converted, and to reduce the exercise price of the warrants included in the units from $1.50 to $.50 per share. In addition, the exercise price of warrants included in the units to purchase a total of 520,000 shares of common stock, owned by Electrum, was reduced from a price of $1.50 per share to $1.00 per share and the exercise term of each such warrant was extended for a period of one year.

As of September 30, 2004, Tigris and Electrum own approximately 15% of the Company’s outstanding common stock and, assuming that Electrum exercises its warrants and that the Company has issued no other shares, would own approximately 31% of the Company’s resultant (fully diluted) outstanding common stock.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (Continued)

Electrum LLC/Tigris Financial Group Ltd. (continued)

Tigris and Electrum have the right to proportional representation on the Company’s board of directors and registration rights for all of the Company’s common stock acquired through the agreement held by them.

On February 12, 2004, the Company and Electrum and LCM Holdings (hereinafter “the Kaplan Parties or “the Lenders”) reached an agreement to adjust both the conversion terms on approximately $900,000 worth of debt outstanding to the Lenders and the exercise prices of related warrants. Per the terms of the agreement, the Lenders can convert each $1.25 of loans into a unit consisting of one share of common stock and one warrant. The warrant is exercisable for a period of five years from the date of conversion and is exercisable at a price of $1.50. Additionally, terms of existing outstanding warrants were modified which generally increased the exercise price and shortened the related expiration dates. These modifications had no financial statement impact for the period herein reported.

Furthermore, also on February 12, 2004, the Company reached an agreement with the Lenders concerning certain prior separate stock transactions which had benefited certain controlling shareholders. In compliance with the Securities and Exchange Rule 16b, the shareholders remitted the gain of $210,194 to the Company.

Other Issuances

The Company issued 1,000,000 options with a strike price of $.37 per share during the year ended September 30, 2004 to an officer and director. No warrants were issued in the current year, nor did the Company issue any options or warrants during the year ended September 30, 2003.

Following is a summary of stock options for the years ended September 30, 2004 and 2003:

	Number of Shares	Weighted Average Exercise Price
Outstanding at October 1, 2002	1,073,237	$0.85
Granted	-	-
Exercised	-	-
Expired	(67,000)	0.50
Outstanding at September 30, 2003	1,006,237	$0.87
Options exercisable at September 30, 2003	1,006,237	$0.87

Outstanding at October 1, 2003	1,006,237	$0.87
Granted	1,000,000	0.37
Exercised	-	-
Expired	(806,237)	0.80
Outstanding at September 30, 2004	1,200,000	$0.44
Options exercisable at September 30, 2004	700,000	$0.49
Options exercisable:
-On or before March 3, 2006	200,000	$0.80
-On or before May 27, 2007	500,000	$0.37

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS (Continued)

Other Issuances (continued)

Following is a summary of warrants outstanding at September 30, 2004:

Number of Warrants	Strike Price	Expiration Date
7,954,761	$ 0.40	9/30/2006
520,000	$ 1.00	9/30/2007
90,000	$ 1.00	6/9/2005
40,000	$ 1.00	1/9/2005
150,000	$ 1.00	1/30/2007
113,413	$ 1.00	5/31/2007
8,868,174

NOTE 6 -  RELATED PARTY TRANSACTIONS

Calumet Mining Company

The Company sold its Pyramid Mine claims on November 12, 2001 to Calumet Mining Company (nka Western Goldfields, Inc.), a related party, for 50,000 (25,000 post-split) shares of common stock of Calumet Mining Company, which were valued at $500. The Company retained a 1.5% net smelter return production royalty interest in the Pyramid Mine. See Notes 3 and 8. At the time of the transaction, the two companies shared common board members and officers.

Notes Payable - Shareholders

The following is a listing of loan amounts (all of which are unsecured) due to related parties (each of whom is a shareholder of Trend Mining Company) and the dates that these loans were made to the Company:

		September 30,
		2004	2003
Name	Date	Amount	Amount

Electrum LLC	11/6/00	$35,000	$35,000
	12/4/00	100,000	100,000
	12/18/00	50,000	50,000
	1/26/01	50,000	50,000
	3/15/01	50,000	50,000
	4/10/01	50,000	50,000
	5/4/01	50,000	50,000
	6/4/01	50,000	50,000
	7/3/01	85,000	85,000
	1/31/02	150,000	150,000
		670,000	670,000

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

Notes Payable - Shareholders (Continued)

LCM Holdings, LLC	10/26/2001	50,000	50,000
	11/1/2001	10,000	10,000
	11/15/2001	30,000	30,000
	11/28/2001	29,445	29,445
	5/7/2002	60,000	60,000
	5/22/2002	35,000	35,000
	6/14/2002	18,412	18,412
		232,857	232,857
Berger	8/28/2001	90,000	90,000
	10/2/2001	10,000	10,000
		100,000	100,000

Buchanan	1/8/2002	30,000	30,000

CGT Management	8/29/2003	-	65,000

Total notes payable - shareholders		$1,032,857	$1,097,857

The loans from Electrum, LCM Holdings, Berger and Buchanan bear interest at 8% per annum and are due upon the Company’s completion of a private equity placement and concurrently and proportionally with any amounts repaid to Electrum or any others having provided loan facilities of this type to the Company.

Investments

In January 2003, the Company issued 450,000 shares of its common stock to Mr. John Ryan, the Company’s chief financial officer, in exchange for 18,334 shares of common stock in Cadence Resources Corporation and 35,000 shares of common stock in Western Goldfields, Inc. Mr. Ryan is also an officer of Cadence Resources Corporation and Western Goldfields, Inc.

In July and September 2003, the Company sold 5,000 and 13,000 shares respectively of its Western Goldfields common stock to Cadence Resources for $19,000 cash.

In September 2003, the Company transferred 12,000 shares of its Western Goldfields common stock to Mr. David Mooney, its chief geologist, for services valued at $23,400.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

Employment Agreement

In July 2000, the Company entered into an employment agreement with Mr. John Ryan, the then chief financial officer, secretary and treasurer of the Company, under which Mr. Ryan was to receive 3,000 shares per month of Trend common stock as compensation for his services. When Mr. Ryan resigned in December 2000, this agreement was terminated. In July 2001, Mr. Ryan was again designated as the Company’s chief financial officer, secretary and treasurer. A revised employment agreement was reached in September 2002 where Mr. Ryan receives $3,000 per month. If the Company is unable to pay the salary in cash then Mr. Ryan has the option to receive $3,000 worth of the Company’s common stock at the prevailing rate of which shares are or were most recently sold by the Company. As of September 30, 2004 and 2003, respectively, no amounts were owed to Mr. Ryan under this agreement.

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

The following is a summary of property, equipment, and accumulated depreciation.

	September 30, 2004	September 30, 2003
Furniture, Equipment, and Vehicles	$37,389	$33,030
Less: Accumulated Depreciation	(30,758)	(27,858)
	$6,631	$5,172

NOTE 8 -  INVESTMENTS

The Company’s securities investments are classified as available-for-sale securities and are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company has no securities that are classified as trading securities.

As of September 30, 2004, the Company held no investments.

During fiscal 2003, the Company made the following sales of its shares of Western Goldfields, Inc. In July and September, 5,000 and 13,000 shares, respectively, were sold to Cadence Resources Corporation for $19,000 cash. In September, 12,000 shares were issued to Mr. David Mooney, the Company’s chief geologist, for services valued at $23,400. The Company realized a net gain on these sales of $32,900.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 8 - INVESTMENTS (Continued)

Also during fiscal 2003, the Company made the following sales of its shares of Cadence Resources Corporation. In July, 10,000 shares were sold for $8,500 cash. In September, the remaining 8,334 shares were sold for $14,585 cash. The Company realized a net loss on these sales of $5,333.

The Company sold the Pyramid Mine claims on November 12, 2001 to Calumet Mining Company, a related party, and in return received 50,000 shares of common stock of Calumet Mining Company. This stock was subsequently reverse split in 2002 by Western Goldfields, Inc. on a 1 for 2 basis. Thereby leaving the Company with 25,000 shares of Western Goldfields, Inc.

In January 2003, the Company issued 450,000 shares of its common stock in exchange for 18,334 shares of common stock in Cadence Resources Corporation and 35,000 shares of common stock in Western Goldfields, Inc. Mr. Ryan is also an officer of Cadence Resources Corporation and Western Goldfields, Inc. See Note 6.

NOTE 9 -  LONG-TERM DEBT

Loan Payable

On October 6, 2003, Western Goldfields, Inc. loaned the Company $40,000. This loan was repaid on June 10, 2004 at which time Western Goldfields waived all interest amounts that were due. The resulting forgiveness of debt of $2,718, was recorded as other income.

NOTE 10 -  FORGIVENESS OF DEBT

In the first quarter of 2003, the Company and a vendor agreed to settle outstanding invoices with the Company totaling $272,354 in exchange for $150,000 in cash. This resulted in forgiveness of debt of $122,354, which was recorded as other income.

NOTE 11 -  COMMITMENTS AND CONTINGENCIES

Lease Agreement

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

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Consulting Agreements (continued)

Mr. Ryan has an agreement with the Company, as discussed in Note 6.

Mineral Properties

In order to retain its Peter Lake Claims in Saskatchewan, Canada, the Company must fulfill exploration commitments totaling $268,000 by December of 2004. If this amount is not expended by the due date, then the Company has 89 days, to pay an equivalent amount to the Saskatchewan office of Industry & Resources (“SIR”), the government agency overseeing the maintenance of claims,. The Company can recover the amounts paid to SIR by spending twice the amount in the following field season. Additionally, the claims are revalidated for the prior year and extended for the coming year.

Legal Proceedings

In May, 2002, one of the Company’s vendors, Nevada Southwest Investments LLC, obtained a judgment in the Second Judicial District, Washoe County, Nevada to collect $18,574 due under a rental lease agreement for office space the Company chose to vacate. The judgment bears interest at 18% until paid in full. Included in the accounts payable balance as of September 30, 2004 is approximately $27,000 related to this judgment.

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

The offering was funded by a group of institutional and accredited investors. Trend intends on utilizing the new debt facility to reduce its existing trade accounts payable and to fund exploration work on its mineral projects in North America.

Under the terms of the debt offering, the Company will issue secured convertible promissory notes in the aggregate principal amount of approximately $2,000,000. The convertible notes will be amortized over a three year period and accrue interest at the minimum rate of 10% per annum. Principal and interest are payable monthly in cash or shares of the Company’s common stock, at the option of the Company and are convertible into shares of common stock at the rate of $0.30 per share. The Company also is required to file a registration statement under the Securities Act of 1933 providing for the resale of the shares issuable upon the conversion of the notes.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 13 - SUBSEQUENT EVENTS (Continued)

Secured Convertible Debt Financing (continued)

In consideration of this placement, investors received 40% 5-year warrants (that is, 2,666,666 warrants) exercisable at $.50 per share. The Company may force conversion at $.50 per share if the Company’s common stock has traded above $.75 per share for 30 trading days or longer. In addition, investors received 50% Green Shoe warrants to purchase 3,333,333 shares of the Company’s common stock at an exercise price equal to $.25 per share. The Green Shoe warrants have a term of 180 days from the effective date of the registration statement. Finally, as part of the closing costs and due diligence fees paid for by the Company, but in lieu of cash, the Company issued a 15% warrant, convertible into 400,000 shares, exercisable at $.50 per share for a term of five years.

Fees paid in cash from proceeds of the financing total $30,000 in legal fees and 13% in diligence fees. Of such amounts, $36,250 was withheld from the $250,000 received on December 8th, 2004, and the balance will be deducted from remaining proceeds received in January, 2005.

Additional Saskatchewan Properties

In October of 2004 the Company expanded its Peter Lake Project by acquiring 3 claims: An approximate two square miles near Ant Lake, 3.5 square miles at Swan Lake, and 13 square miles at Seahorse Lake. The Company will be required to spend approximately CDN$ 58,224 in 2006 to retain these claims.

The Company announced in October 2004 that it had signed an option to purchase an additional mining claim at Cree Lake which covers approximately 6.5 square miles. The new land position is located immediately adjacent to, and southwest of, Trend’s existing Cree Lake project at Diabase Peninsula and is referred to herein as the Diabase Peninsula Lease.

Terms of the option require Trend to maintain the claim group in good standing by performing a minimum of approximately CDN $20,172 worth of field work per year. In addition, there are property payments totaling CDN 15,000, $20,000, and $30,000, respectively, in each of the first three years. Trend may exercise its right to purchase the claims for CDN $1 million any time during the first eight years of the option, at which time the property remains subject to a 3% gross royalty on any and all minerals produced.

Subsequent to the acquisition of the Diabase Peninsula Lease, Trend staked one more claim on the southwestern edge of the lease for an additional 1603 hectares (6.2 square miles), such that the aggregate area of uranium claims in the Athabasca Basin totals 4224 hectares (16.2 square miles).

In December 2004, Trend announced that it and Nuinsco Resources Limited (“Nuinsco”) signed a Letter of Intent to form a 50-50 joint venture to own, operate and explore the three Cree Lake/Diabase Peninsula claims. The agreement provides that Nuinsco, at its expense, will immediately undertake an exploration program consisting of geophysical surveys and geochemical sampling to be followed by drilling. A definitive joint venture agreement must be executed by March 9, 2005, after which Nuinsco must maintain all three claims in good standing and must spend CDN $2 million by December of 2007 in order to earn its 50% share of the joint venture. Additionally, Nuinsco will grant to the Company 250,000 freely trading shares of Nuinsco common stock by March 9, 2005.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 14 - CORRECTION OF AN ERROR

The accompanying financial statements for September 30, 2004, have been restated to correct an error in the accounting for the gain on sale of internal securities. The effect of the restatement was to increase additional paid-in capital by $210,194 and to increase the net loss and accumulated deficit at September 30, 2004 by $210,194 ($0.01per share). See Note 4.

PART III

ITEM 8.  Directors & Executive Officers

Nominee	Principal Occupations and Business Experience During the Past Five Years

J. Michael Sharratt Age 75
Mr. Sharratt became a member of the board directors in August, 2000 and served as the Company’s Chairman until May, 2004. At that time, Mr. Sharratt resigned as Chairman but continues to serve on the Board of Directors. Mr. Sharratt is a platinum-group explorationist with direct hands-on experience involving North America’s most important platinum mineral group deposit. He has been the president of Platina Minerals LLC, a private company that provides mineral consulting services, since 2000. Prior to joining the Company, Mr. Sharratt was a mineral consultant from 1998 to 2000. Mr. Sharratt served as vice chairman, from 1994 to 1997, and President, from 1992 to 1994, of Stillwater Mining Company. From 1976 to 1992, he also served as vice president and senior director of Mining and Minerals for Manville Corp., the co-developer of the Stillwater platinum/palladium mine in Montana. While he was with Manville Corp., Mr. Sharratt was a principal figure in the exploration and development of the Stillwater mining complex, the largest platinum group metals operation in North America. In addition to the evaluation and development of Stillwater, Mr. Sharratt’s responsibilities ultimately included all of Manville’s mineral exploration projects worldwide and oversight responsibility for the ore development at nine operating mines in six countries. Mr. Sharratt is a member of the International Precious Metals Institute, where he serves as a director, as well as the Canadian Institute of Mining and Metallurgy and the Society of Mining Engineers.

Jeffrey M. Christian Age 48
Mr. Christian was elected to the board of directors in August 2000. Mr. Christian is the Managing Director of CPM Group, which he and several associates created in June 1986, in a leveraged buyout of the Goldman Sachs Commodities Research Group which they comprised. As Managing Director, Mr. Christian is responsible for the total operation of CPM Group, supervising a respected group of analysts, investment bankers, and dealers dedicated to precious metals and commodities market research, consulting, and investment banking. He is actively engaged in the research products of CPM Group, taking primary responsibility for the long term (10 year) projections for the precious metals and copper markets. Mr. Christian has a Bachelors of Journalism from the University of Missouri and has engaged in post-graduate non-degree studies in econometrics, international economics and finance, and international political science. Mr. Christian is a director of Cadence Resources Corporation, a publicly traded oil, gas and mineral exploration company, and Chief Financial Officer and director of North American Emerald Mines, Inc.

Bobby E. Cooper Age 58
Mr. Cooper became a director of the Company in July 2002. Mr. Cooper has over thirty years of mining industry experience. Prior to retiring in 1997, he was the chief executive officer and president of Kennecott Corporation, a mining company and a wholly owned subsidiary of Rio Tinto (RTZ), a mining company. Before being named chief executive officer and president, Mr. Cooper held various other positions with Kennecott since 1983, including chief operating officer and vice president of U.S. Mines. Mr. Cooper is currently a director of 3L&T Corp., a private start-up chemical company.

Thomas Loucks Age 55
Mr. Loucks became President and Chief Executive Officer of the Company in June, 2004 and a member of the Board in August, 200. He worked as an independent consultant to junior mining and other resource companies from July, 2000 until joining the Company. Prior to that he was the Executive Vice President and Treasurer of Royal Gold, Inc. from 1991 until June, 2000. From August 1988 until 1991, Mr. Loucks was Vice President of Corporate Development of Royal Gold. From August 1985 until August 1988, Mr. Loucks was a Business Development Analyst with Newmont Mining Company. Mr. Loucks is a Member of the Society of Economic Geologists, Inc., and the Society of Economic Geologists Foundation, Inc. He has both a B.A. and M.A. in Geology from Dartmouth College and a M.B.A. from Stanford University.

John P. Ryan Age 42
Mr. Ryan has served as our Chief Financial Officer (“CFO”), secretary, treasurer and as a director since August 2000. Mr. Ryan is a degreed mining engineer. Mr. Ryan has served as the Vice President of Corporate Development for Cadence Resources Corporation since September 1996, and is also currently serving as Secretary and a director of Cadence. Cadence is a publicly traded oil exploration and production company. Since February 2004 he has served as an officer and director of White Mountain Titanium Corporation, a publicly traded mining exploration company. Other companies with which Mr. Ryan holds an officer and/or director position include Bio-Quant, Inc., Nevada-Comstock Mining Company, GreatWall Gold Corporation, High Plains Uranium, Inc., Sundance Diamonds Corporation and Dotson Exploration Company. Many of these companies have only minimal activity and require only a small amount of Mr. Ryan’s time. Mr. Ryan is a former U.S. Naval Officer and obtained a B.S. in Mining Engineering from the University of Idaho and a Juris Doctor from Boston College Law School.

Ishiung J. Wu Age 58
Dr. Wu became a director of the Company in August 2000. He is currently the President and Chairman of GreatWall Gold Corporation., an exploration company focused on mineral development in China. He is the president of IW Exploration Co., a privately held company engaged in mineral exploration ventures and capital management since January 1992. From January 1992 to January 1995, Dr. Wu was a consultant and project manager in the United States and overseas for various mineral exploration programs involving private and public entities. From January 1995 to January 2002, Dr. Wu was a director and Vice President of Exploration of General Minerals Corp., a natural resources public company of which he was a co-founder. From June 2002 to August 2003, Dr. Wu was a director and president of Mammoth Gold Corp and director and vice president of Exploration for Alaska Gold Mines, Inc., a mineral exploration company in Canada. From January 2000 to January 2002, Dr. Wu was also chairman of Xinjiang Towerbeck Mineral Joint Venture, a Chinese-Canadian joint venture for gold exploration and mining activities at Towerbeck gold deposit in Central Asian Gold Belt. Dr. Wu has over thirty years experience in mineral exploration management. Dr. Wu holds an M.A. (1971) and Ph.D. (1975) in economic geology from Harvard University, where he was a Teaching Fellow in Geology from 1971 to 1973. He is also a Fellow of the Society of Economic Geologists.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain defined persons to file reports of and changes in beneficial ownership of a registered security with the Securities and Exchange Commission and the National Association of Securities Dealers in accordance with the rules and regulations promulgated by the Commission to implement the provisions of Section 16. Under the regulatory procedure, officers, directors, and persons who own more than ten percent of a registered class of a company’s equity securities are also required to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of Forms 3 and 4 furnished to the Company during the 2004 fiscal year, and Forms 5 furnished to the Company with respect to such fiscal year, the Company’s officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements except as follows: a delinquent Form 5 was filed for Mr. Christian on December 31, 2003, reporting three delinquent transactions; a delinquent Form 5 was filed for Mr. Cooper on February 2, 2004, reporting a delinquent Form 3 and one delinquent transaction; a delinquent Form 5 was filed for Mr. Hoffman on April 8, 2004, reporting eight delinquent transactions; a delinquent Form 5 was filed for Mr. Ryan on April 8, 2004, reporting seven delinquent transactions; a delinquent Form 5 was filed for Mr. Sharratt on February 3, 2004, reporting four delinquent transactions; a delinquent Form 5 was filed for Mr. Wu on January 22, 2004, reporting two delinquent transactions; a delinquent Form 5 was filed jointly by Mr. and Mrs. Kaplan on November 21, 2003, reporting a delinquent Form 3 for Mrs. Kaplan and delinquent Form 4 filings in connection with 16 transactions. Additionally, Mr. Sharratt filed a delinquent Form 5 filing on January 3, 2005. The remainder of the Directors remain delinquent in filing their annual Form 5 report for fiscal year 2004. Also, Mr. Loucks failed to timely file a Form 3 report upon joining the Company and reporting his initial holdings, and failed to file a Form 4 reporting the acquisition of 50,000 shares on September 9, 2004. Mr. Wu failed to file a Form 4 reporting the acquisition of options in May, 2004.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer and senior financial officers. Please see Item 13, Exhibit 14.

Audit Committee

The Company has an Audit Committee established in accordance with 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Jeff Christian, Ishiung Wu, and John Ryan. The Audit Committee’s financial expert is Jeff Christian.

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

ITEM 9.  Executive Compensation

Summary of Cash and Certain Other Compensation

Executive Compensation

The following table shows the total compensation that we paid to our President and Chief Executive Officer for the last three completed fiscal years. Those positions were occupied by kurt Hoffman October, 2003 through May, 2004, and by Thomas Loucks from June, 2004 through September, 2004. No officer received more than $100,000 in total compensation during each of fiscal years 2002, 2003 and 2004. Therefore, for purposes of this disclosure, Kurt Hoffman is our only “named executive officer” in 2002 and 2003, and Mr. Hoffman and Mr. Loucks for 2004.

Summary Compensation Table

Name and Principal Position	Year	Annual Salary ($)	Bonus ($)	Other Restricted Compen- sation ($)	Securities Underlying Stock Awards - ($)	Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
(a)	(b)	(c)(1)	(d)	(e)	(f)	(g)	(h)	(i)
Thomas Loucks, President, CEO(1)	2004	$26,000			$95,000

Kurt J.	2004	$36,000
Hoffman	2003	$60,066(2)	0	$5,700(3)	0	0	0
President,	2002	$88,000(2)	0	$5,700(3)	0	0	0
CEO(2)

(1)	Mr. Loucks became President & CEO of the Company in June, 2004 replacing Mr. Hoffman.

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

	Shares Acquired	Value Realized	Number of Shares of Common Stock Underlying Unexercised Options at Year End (September 30, 2004)		Value of Unexercised In-The-Money Options at Year End (September 30 2004)(1) ($)
	Exercise	$	Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas Loucks	0	$--	250,000	--	--	--

(1)	Options are “in-the-money” if the market price of a share of common stock exceeds the exercise price of the option.

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

ITEM 10.  Security Ownership of Certain Beneficial Owners and Management

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Directors and Executive Officers
Thomas Loucks (7)	350,000	*
Jeffrey M. Christian (2)	212,000	*
Bobby E. Cooper	115,000	*
John P. Ryan (3)	1,087,000	3.00%
J. Michael Sharratt (4)	362,500	1.00%
Ishiung J. Wu (8)	415,000	1.15%
All Officers and Directors as a Group (5)	2,541,500	7.02%
5% Stockholders
Thomas S. Kaplan (6) 154 West 18th Street New York, New York	14,567,854	40.21%

*	Amount shown is less than 1 percent.

1.	The address of each such person, unless otherwise noted, is c/o Trend Mining Company, 5575 South Sycamore Street, Suite 103, Littleton Colorado 80120.

2.	Mr. Christian directly owns 107,000 shares and has voting and dispositive control with respect to 105,000 shares owned by CPM Group of which he is the majority stockholder.

3.	These shares include 40,000 shares owned by Nancy Martin, Mr. Ryan’s spouse, 4,000 shares owned by Andover Capital of which Mr. Ryan is a 50% shareholder and his spouse is a 50% shareholder.

4.	These shares include 200,000 shares issuable upon exercise of currently exercisable options.

5.
These shares include 800,000 shares issuable pursuant to currently exercisable options, 40,000 shares owned by Nancy Martin, Mr. Ryan’s spouse, 4,000 shares owned by Andover Capital of which Mr. Ryan is a 50% shareholder and his spouse is a 50% shareholder, of which Mr. Ryan is an affiliate and 105,000 shares owned by CPM Group.

6.
This information is based solely on a Schedule 13D/A filed with the SEC on February 13, 2004. The amount reflects shares, shares issuable upon exercise of warrants and shares issuable upon exercise of options held by Mr. Kaplan, Tigris Financial Group, Ltd. (“Tigris”), Electrum LLC (“Electrum”), and LCM Holdings, LDC (“LCM”). Mr. Kaplan has sole voting and dispositive control with respect to 1,000,000 shares owned by Tigris of which he is the sole stockholder. Pursuant to a voting trust agreement with Electrum, dated March 31, 2000 and amended on March 30, 2001, Mr. Kaplan also has sole voting and dispositive control with respect to 12,219,751 shares owned by Electrum consisting of (1) 4,307,488 shares of Common Stock held outright; (2) 6,279,761 shares underlying Common Stock purchase warrants which are exercisable at an exercise price of $0.40 per share, (3) 670,000 shares underlying Common Stock purchase warrants which are exercisable at an exercise price of $1.50 per share, and (4) 481,251 shares of Common Stock and 481,251 shares underlying warrants which are exercisable at an exercise price of $1.50 per share, which shares and warrants are issuable to Electrum upon conversion of convertible debt held by Electrum. This agreement with Electrum shall terminate by March 2010 unless earlier terminated pursuant to the terms of the agreement. Pursuant to a voting trust agreement with LCM, dated August 27, 2003, Mr. Kaplan also has sole voting and dispositive control with respect to 1,348,103 shares held by LCM consisting of (1) 900,174 shares of Common Stock held outright; (2) 113,413 shares of Common Stock underlying Common Stock purchase warrants which are exercisable at an exercise price of $1.50 per share; and (3) 167,258 shares of Common Stock and an additional 167,258 shares of Common Stock underlying Common Stock purchase warrants which are exercisable at an exercise price of $1.50 per share, which shares and warrants are issuable to LCM upon conversion of convertible debt held by LCM. This agreement with LCM shall terminate by August 27, 2013 unless earlier terminated pursuant to the terms of the agreement.

7.	Includes 300,000 shares of common stock issuable upon exercise of warrants.

8.	Includes 300,000 shares of common stock issuable upon exercise of warrants.

ITEM 11.  Certain Relationships and Related Transactions

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

Mr. Christian additionally works as a consultant and advisor, through CPM Group, with most major companies involved in platinum group metals. Its clients include most major producers and refiners of these metals, including companies that may have an interest in joint venture arrangements with Trend. CPM Group also advises several other PGM exploration companies that compete with Trend. It hosts an annual PGM Seminar that attracts companies such as Trend, and Trend has made presentations to investors and others at these seminars along with companies that compete with Trend. CPM Group’s clients also include major users of PGMs. The Board believes that the benefits derived by the Company from Mr.

Christian’s active involvement in the industry are substantial and outweigh any risks of possible conflicts of interest, and further, such conflicts are also believed to be both minimal and manageable through timely and adequate disclosure.

John P. Ryan

In July 2001, when Mr. Ryan was again designated as the Company’s chief financial officer, secretary and treasurer, an employment agreement was reached under which Mr. Ryan received 7,500 shares per month of the Company’s Common Stock. In the fiscal year 2001, Mr. Ryan received 44,667 shares of our Common Stock for services rendered and expenses incurred as an officer of the Company.

In the fiscal year 2002, Mr. Ryan received 78,000 shares of our Common Stock for services rendered and expenses incurred as an officer of the Company. Beginning in September 2002, Mr. Ryan’s agreement was revised. Pursuant to his revised employment agreement, Mr. Ryan receives $3,000 cash per month for his services.

If the Company cannot pay such sums in cash, then, at his option, Mr. Ryan can convert the compensation owed to restricted shares at the prevailing rate at which shares are or were most recently sold. In the fiscal year 2003, Mr. Ryan received 187,500 shares of our stock for services rendered and expenses incurred as an officer of the Company.

In November 2001, the Company sold the Pyramid property, an exploration property consisting of five unpatented mining claims in Churchill County, Nevada, to Calumet Mining Company (“Calumet”), a related party, for 50,000 restricted shares of common stock of Calumet, valued at $500. In August 2002, Calumet’s stock was subsequently acquired by Western Goldfields, Inc. on a 1 for 2 basis.

As a result, the Company received 25,000 shares of the common stock of Western Goldfields, Inc. The Pyramid property is a small silver mine and was not prospective for platinum group metals. The Company retained a 1.5% net smelter return royalty in the property should the Pyramid property be placed in production in the future. Mr. Ryan, our Chief Financial Officer and a director of the Company, was also an officer and director of Calumet at the time of the transaction. This transaction is not an “arms-length” transaction by virtue of the related character of the parties. Therefore, the consideration paid for the Pyramid may be considered as being totally arbitrary and not the product of substantial negotiation.

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

In 2002, Electrum made loans to the Company totaling $520,000. In connection with these loans, the Company issued to Electrum warrants to buy 520,000 shares of our Common Stock at a strike price of $1.50 per share. At Electrum’s election, the debt could be converted at a price of $1.25 of debt (the “Conversion Rate”) for one unit (a “Unit”) consisting of one share of our Common Stock and one warrant (a “Unit Warrant”) to purchase one share of our Common Stock for $1.50.

Pursuant to an agreement dated January 30, 2002 (the “January 2002 Financing Agreement”), the Company borrowed an additional $150,000 from Electrum and Electrum waived accrued interest owed by the Company as of January 29, 2002, totaling $37,384. In consideration of the loan and waiver of interest, the Company issued to Electrum additional warrants to purchase 150,000 shares of Common Stock, at $1.00 per share, expiring January 30, 2007. Electrum may, in its sole discretion, elect to be repaid the $150,000 loan by converting the amount outstanding into Units, at the rate of one Unit per $0.50 of loans converted. In addition, the Company and Electrum agreed to amend the prior loan agreements to reduce the Conversion Rate of the existing $520,000 of debt owed to Electrum to one Unit per $0.50 of loans converted. The Company reduced the exercise price of the Unit Warrants from $1.50 to $1.00 per share. In addition, the Company also reduced the exercise price of the warrants issued for each dollar of debt (the “Loan Warrants”). Therefore, the exercise price of the warrants to purchase a total of 520,000 shares of Common Stock, owned by Electrum, was reduced from $1.50 per share to $1.00 per share. The exercise term of such warrants were also extended for a period of one year.

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

Further, the parties agreed to cancel all of the existing outstanding LCM and Electrum warrants and to reissue new warrants in accordance with the following table:

Warrant Schedule for Electrum and LCM

Issued to	# Shares	Previous Exp. Date	New Exp. Date	Previous Price per Share	New Price per Share
Electrum	520,000	09/30/07	09/30/06	$1.00	$1.50
Electrum	150,000	01/30/07	01/30/07	$1.00	$1.50
LCM Holdings LDC	119,445	01/09/05	01/09/04	$1.00	$1.50
LCM Holdings LDC	113,413	06/27/07	06/27/07	$1.00	$1.50

In July and August 2002, Mr. Kaplan, an accredited investor, made loans to us in the aggregate amount of $250,000. Pursuant to the terms of these loans, Mr. Kaplan converted the debt into 2,500,000 shares of our common stock pursuant to an offering undertaken by the Company in October, 2002.

In August 2003, CGT Management Ltd. loaned $65,000 to the Company. This note bears interest at 10% per annum. Pursuant to an amendment in November 2003, the principal and interest were to be due February 25, 2004. Members of Mr. Kaplan’s family have an indirect interest in CGT Management Ltd. Pursuant to the settlement agreement of February 12th discussed above, this loan was repaid on that date in full.

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

In February 2002, the Company entered into a consulting agreement with Mr. Sharratt to act in an advisory capacity to management and to arrange meetings between the Company and potential investors previously known to Mr. Sharratt, in exchange for 5,000 shares of Common Stock per month (the “Sharratt Agreement”). Pursuant to the Sharratt Agreement, in January 2003, the Company issued 35,000 shares of Common Stock to Mr. Sharratt for services rendered. The fair market value of these shares on the date of issuance was $10,500 based on the closing price of our Common Stock on that day. The Sharratt Agreement has been cancelled and no additional shares will be issued thereunder. The agreement was terminated in January, 2003.

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

ITEM 12.  EXHIBITS AND REPORTS ON FORM 8-K

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

10.19	Form of Transfer of Lake Owen Option Agreement, dated February 2002, by and among General Minerals Corporation, the Company, Ron Nash and Howard Schraub. (10)
10.20	Form of Sale of Lake Owen Option Agreement and Exercise of Option, dated March 15, 2002, by and between the Company and Howard Schraub. (10)
10.21	Form of Sale of Lake Owen Option Agreement and Exercise of Option, dated March 15, 2002, by and between the Company and Ron Nash. (10)
10.22	Form of Loan Facility, dated June 27, 2002, between the Company and LCM Holdings, LDC. (10)
10.23++	Amended Employment Agreement, dated September 1, 2002, by and between the Company and John P. Ryan. (10)
10.24	Cancellation of share of Series A Preferred Stock, dated October 1, 2002, by the Company and Thomas Kaplan. (10)
10.25	Business Consultant Agreement, dated October 29, 2002, by and between the Company and Howard Schraub. (10)
10.26	Form of Subscription Agreement in connection with October - December 2002 private placement. (10)

10.27	Form of Subscription Agreement, dated December 29, 2002, by and between the Company and Kurt J. Hoffman for 169,160 shares of the common stock of the Company. (10)
10.28	Form of Subscription Agreement, dated January 14, 2003, by and between the Company and John P. Ryan for 450,000 shares of the common stock of the Company. (10)
10.29	Fee Agreement, dated March 1, 2003, by and between the Company and National Securities Corporation. (10)
10.30	Promissory Note, dated August 29, 2003, from the Company to CGT Management Ltd. (10)
10.31	Form of Amendment to Promissory Note, dated November 27, 2003, by and between the Company and CGT Management Ltd. (10)
31.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32+	Certification Pursuant to 18 U.S.C. Section 1350.
10.33*	Waiver Agreement dated February 12, 2004, by and between the Company and Electrum LLC, and between the Company and LCM Holdings LDC.
10.34*	Amended Loan and Warrant Agreement dated February 12, 2004, by and between the Company and Electrum LLC, and between the Company and LCM Holdings LDC.

+	Filed herewith.
*	Incorporated by reference to the Company’s Annual Report on Form 10K-SB for the fiscal year ended September 30, 2004 filed with the Commission on January 13, 2005, File No. 0-31159.
++	Indicates an exhibit that constitutes an executive compensation plan.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 28, 2001, File No. 0-31159.
(2)	Incorporated by reference to Schedule 13D by Thomas S. Kaplan, filed with the Commission on October 4, 2000, File No. 0-559667.
(3)	Incorporated by reference to Schedule 13D/A by Thomas S. Kaplan, filed with the Commission on May 23, 2001, File No. 0-559667.
(4)	Incorporated by reference to Schedule 13D/A by Thomas S. Kaplan, filed with the Commission on November 21, 2003, File No. 0-559667.

(5)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, Amendment No. 1, filed with the Commission on September 27, 2000, File No. 0-31159.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, File No. 0-31159.
(7)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A, filed with the Commission on January 29, 2001.
(8)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, Amendment No. 4, filed with the Commission on March 26, 2001, File No. 0-31159.
(9)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, Amendment No. 5, filed with the Commission on May 25, 2001, File No. 0-31159.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10K-SB for the fiscal year ended September 30, 2003 filed with the Commission on January 21, 2004, File No. 0-31159.

(b)	Reports on Form 8-K

During the fiscal year the Company filed no reports on Form 8-K. Subsequent to the end of the fiscal year and prior to the date of this report the Company filed three reports on Form 8-K, all of which were to report the release of news items.

ITEM 13.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s Board and Audit Committee reviews and approves audit and permissible non-audit services performed by Williams & Webster P.S., as well as the fees charged by Williams & Webster P.S. for such services. In its review of non-audit service fees and its appointment of Williams & Webster P.S. as the Company’s independent accountants, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Williams & Webster P.S. All of the services provided and fees charged by Williams & Webster P.S. in 2004 were pre-approved by the full Board of Directors, since the Audit Committee was not active in fiscal year 2004 .

AUDIT FEES

The aggregate fees billed by Williams & Webster P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB for 2004 and 2003 were $42,300 and $43,388, respectively, net of expenses.

AUDIT-RELATED FEES

There were no audit related fees billed by Williams & Webster P.S. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

TAX FEES

There was an additional $1,050 billed by Williams & Webster P.S. during the last two fiscal years for professional services rendered by Williams & Webster P.S. for tax compliance.

ALL OTHER FEES

There were $1,000 in other fees billed by Williams & Webster P.S. during the last two fiscal years.

Audit fees for the year ended 9-30-04	$42,300
Consulting fees for same period	$1,000
Tax fees	$1,050
Other fees	$0
Total fees for year ended 9-30-04	$44,350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND MINING COMPANY

Dated: September 19, 2005	By:	/s/ Thomas A. Loucks
Thomas A. Loucks
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or by their attorney-in-fact, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas A. Loucks Thomas A. Loucks	Director, President and Chief Executive Officer	September 19, 2005
/s/ John P. Ryan John P. Ryan	Director, Treasurer and Chief Financial Officer (Principal Accounting Officer)	September 19, 2005
* /s/ J. Michael Sharratt J. Michael Sharratt	Director	September 19, 2005
* /s/ J. Michael Sharratt Jeffrey M. Christian	Director	September 19, 2005
* /s/ Bobby E. Cooper Bobby E. Cooper	Director	September 19, 2005
* /s/ Ishiung J. Wu Ishiung J. Wu	Director	September 19, 2005

*By:  /s/ Thomas A. Loucks
 Thomas A. Loucks
Attorney-in-fact