Form 10QSB/A
period 2004-12-31
TREND MINING CO
filed 2005-09-20
CIK 1115954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

AMENDMENT NO. 1

QUARTERLY REPORT UNDER SECTION 13 OR SECTION 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004

TREND MINING COMPANY

(Exact name of small business issuer as specified in its charter)

Delaware	81-0304651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5575 South Sycamore Street, Suite 103,
Littleton Colorado 80120

(Address of principal executive offices)

Issuer's telephone number: 303-798-7363

Securities to be registered under Section 12(b) of the Act:

None
(Title of Class)

Securities to be registered under Section 12(g) of the Act:

Common par value $0.01
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

The number of shares outstanding at December 31, 2004: 35,977,715 shares

EXPLANATORY NOTE

Trend Mining Company (the "Company") is filing this Amendment on Form 10-QSB/A (the “Amendment”) to amend its quarterly report for the period ended December 31, 2004, as filed with the Securities and Exchange Commission (the “Commission”) on February 14, 2005 (the "Original Filing"). The purpose of this Amendment is to: (1) restate the financial statements to carry through the correction of an error in accounting for the gain on sale of internal securities reported in the10-KSB/A for the fiscal year ended September 30, 2004, and (2) correct typographic errors and carry through the previously reported error correction in certain amounts reported under Item 2, Management’s Discussion, Analysis, and Plan of Operations.

TREND MINING COMPANY
(An Exploration Stage Company)
Financial Statements
December 31, 2004

TREND MINING COMPANY

ITEM 1.  FINANCIAL STATEMENTS AND NOTES

TREND MINING COMPANY (An Exploration Stage Company) BALANCE SHEETS

	December 31, 2004 (Unaudited) Restated	September 30, 2004 Restated
ASSETS

CURRENT ASSETS
Cash	$113,444	$8,313
Prepaid expenses	1,153	2,948
TOTAL CURRENT ASSETS	114,597	11,261
MINERAL PROPERTIES	—	—
PROPERTY AND EQUIPMENT, net of depreciation	5,738	6,631

TOTAL ASSETS	$120,335	$17,892

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$203,697	$205,686
Accrued expenses	81,692	75,780
Convertible bridge loan, current portion	32,275	—
Interest payable	147,985	125,561
Loans payable to related parties	1,032,857	1,032,857
TOTAL CURRENT LIABILITIES	1,498,506	1,439,884
LONG-TERM LIABILITES
Convertible bridge loan, net of debt discount	—	—
TOTAL LONG-TERM LIABILITIES	—	—
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 35,977,715 and 35,967,715 shares issued and outstanding, respectively	359,777	359,677
Additional paid-in capital	7,522,515	7,518,815
Stock options and warrants	1,068,093	974,268
Benefical conversion rights	77,158	—
Pre-exploration stage accumulated deficit	(558,504)	(558,504)
Accumulated deficit during exploration stage	(9,847,210)	(9,716,248)
TOTAL STOCKHOLDERS' DEFICIT	(1,378,171)	(1,421,992)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$120,335	$17,892

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY (An Exploration Stage Company) STATEMENTS OF OPERATIONS
	Three Months Ended December 31, 2004 (Unaudited)		Three Months Ended December 31, 2003 (Unaudited)		Period from October 1, 1996 (Inception of Exploration Stage) to December 31, 2004 (Unaudited) Restated
REVENUES		$—		$—	$—

EXPENSES
Exploration expense		19,013		—	2,947,888
General and administrative		40,910		67,180	2,619,058
Officers and directors compensation		29,992		—	1,689,182
Legal and professional		11,511		22,797	1,417,390
Depreciation		892		689	52,768
Total Expenses		102,318		90,666	8,726,286

OPERATING LOSS		(102,318)		(90,666)	(8,726,286)

OTHER INCOME (EXPENSE)
Dividend and interest income		—		—	6,398
Gain (loss) on disposition and impairment of assets		—		—	(177,519)
(Gain) loss on investment sales		—		—	(63,813)
Financing expense		—		—	(1,135,113)
Interest expense		(28,644)		(18,902)	(344,780)
Miscellaneous income		—		256	26,757
Forgiveness of debt		—		—	567,146
Total Other Income (Expense)		(28,644)		(18,646)	(1,120,924)
LOSS BEFORE INCOME TAXES		(130,962)		(109,312)	(9,847,210)

INCOME TAXES		—		—	—

NET LOSS		(130,962)		(109,312)	(9,847,210)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in market value of investments		—		(15,900)	1,800

NET COMPREHENSIVE LOSS		$(130,962)		$(125,212)	$(9,845,410)

BASIC AND DILUTED NET LOSS PER SHARE	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		35,974,382		33,229,085

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Stock Options and Warrants	Beneficial Conversion Rights	Accumulated Deficit	Other Comprehensive Income (Loss)	Total

Balance, October 1, 1996	1,754,242	$17,542	$663,218	$—	$—	$(558,504)	$—	$122,256

Common stock issuances as follows:
- for cash at $0.50 per share	200,000	2,000	98,000	—	—	—	-	100,000
- for payment of liabilities and expenses at $0.50 per share	45,511	455	22,301	—	—	—	—	22,756

Net loss for the year ended September 30, 1997	—	—	—	—	—	(128,614)	—	(128,614)

Balance, September 30, 1997	1,999,753	19,997	783,519	—	—	(687,118)	—	116,398

Issuance of common stock as follows:
- for mineral property at $0.50 per share	150,000	1,500	73,500	—	—	—	—	75,000
- for lease termination at $0.50 per share	12,000	120	5,880	—	—	—	—	6,000
- for debt at $0.50 per share	80,000	800	39,200	—	—	—	—	40,000
- for cash at $0.20 per share	7,500	75	1,425	—	—	—	—	1,500
- for compensation at $0.50 per share	9,000	90	4,410	—	—	—	—	4,500

Issuance of stock options for financing activities	—	—	—	2,659	—	—	—	2,659

Net loss for the year ended September 30, 1998	—	—	—	—	—	(119,163)	—	(119,163)

Change in market value of investments	—	—	—	—	—	—	117,080	117,080

Balance, September 30, 1998	2,258,253	$22,582	$907,934	$2,659	$—	$(806,281)	$117,080	$243,974

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Stock Options and Warrants	Beneficial Conversion Rights	Accumulated Deficit	Other Comprehensive Income (Loss)	Total

Balance, September 30, 1998	2,258,253	$22,582	$907,934	$2,659	$—	$(806,281)	$117,080	$243,974

Common stock issuances as follows:
- for cash at an average of $0.07 per share	555,000	5,550	35,450	—	—	—	—	41,000
- for prepaid expenses at $0.33 per share	50,000	500	16,000	—	—	—	—	16,500
- for consulting services at an average of $0.20 per share	839,122	8,391	158,761	—	—	—	—	167,152
- for mineral property at $0.13 per share	715,996	7,160	82,470	—	—	—	—	89,630
- for officers' compensation at an average of $0.24 per share	300,430	3,004	70,522	—	—	—	—	73,526
- for debt, investment and expenses at $0.30 per share	9,210	92	2,671	—	—	—	—	2,763
- for directors' compensation at an average of $0.25 per share	16,500	165	3,960	—	—	—	—	4,125
- for rent at $0.25 per share	1,000	10	240	—	—	—	—	250
- for equipment at $0.30 per share	600,000	6,000	174,000	—	—	—	—	180,000

Net loss for the year ended September 30, 1999	—	—	—	—	—	(716,759)	—	(716,759)

Other comprehensive loss	—	—	—	—	—	—	(79,179)	(79,179)

Balance, September 30, 1999	5,345,511	$53,454	$1,452,007	$2,659	$—	$(1,523,040)	$37,901	$22,982

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock
Number of Shares	Amount	Additional Paid-in Capital	Stock Options and Warrants	Beneficial Conversion Rights	Accumulated Deficit	Other Comprehensive Income (Loss)	Total

Balance, September 30, 1999	5,345,511	$53,454	$1,452,007	$2,659	$—	$(1,523,040)	$37,901	$22,982

Common stock and option issuances as follows:
- for employee, officer and director
compensation at an average of $0.61 per share	231,361	2,314	140,446	15,820	—	—	—	158,580
- for officers' and directors' compensation at an average of $1.19 per share	11,500	115	13,615	—	—	—	—	13,730
- for services at an average of $0.47 per share	530,177	5,302	246,333	—	—	—	—	251,635
- for mineral property at $0.89 per share	1,000,000	1,000	88,000	—	—	—	—	89,000
- for investments at $0.33 per share	200,000	2,000	64,000	—	—	—	—	66,000
- for cash at $0.08 per share	456,247	4,562	28,969	—	—	—	—	33,531
- for cash, options and warrants	100,000	10,000	2,414	87,586	—	—	—	100,000
- for incentive fees at $0.33 per share	65,285	653	20,891	—	—	—	—	21,544
- for deferred mineral property acquisition costs at $0.13 per share	129,938	1,299	14,943	—	—	—	—	16,242
- for modification of stockholder agreement at $0.60 per share	200,000	2,000	118,000	30,000	—	—	—	150,000
- for modification of stockholder agreement	—	—	4,262	10,379	—	—	—	14,641
- from exercise of options at $0.12 per share	9,962,762	99,628	1,103,016	(37,524)	—	—	—	1,165,120

Cash received for the issuance of common stock warrants for 7,979,761 shares of stock	—	—	—	10,000	—	—	—	10,000

Miscellaneous common stock adjustments	(5)	—	—	—	—	—	—	—

Net loss for the year ended September 30, 2000	—	—	—	—	—	(2,186,541)	—	(2,186,541)

Other comprehensive income (loss)	—	—	—	—	—	—	(38,314)	(38,314)

Balance, September 30, 2000	18,232,776	$182,327	$3,296,897	$118,920	$—	$(3,709,581)	$(413)	$(111,850)

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Stock Options and Warrants	Beneficial Conversion Rights	Accumulated Deficit	Other Comprehensive Income (Loss)	Total

Balance, September 30, 2000	18,232,776	$182,327	$3,296,897	$118,920	$—	$(3,709,581)	$(413)	$(111,850)

Common stock and option issuances as follows:
- for cash of $1.00 per share	192,000	1,920	190,080	—	—	—	—	192,000
- for cash and consulting services from options for $0.39 per share	33,333	333	12,737	(3,070)	—	—	—	10,000
- for services at an average of $0.92 per share	13,700	137	12,463	—	—	—	—	12,600
- for officer and employee compensation at $1.13 per share	5,200	52	5,828	—	—	—	—	5,880
- for payment of accrued officer's compensation at $1.35 per share	10,000	100	13,400	—	—	—	—	13,500
- for consulting services at an ave of $0.77 per share	45,461	455	34,247	—	—	—	—	34,702
- for directors' compensation at $0.85 per share	75,000	750	63,000	—	—	—	—	63,750
- for modification of contract at $0.78 per share	3,000	30	2,310	—	—	—	—	2,340
- for interest payment on contract at an average of $0.80 per share	10,000	100	7,900	—	—	—	—	8,000
- for mineral property expenses at $0.85 per share	1,000	10	840	—	—	—	—	850
- for debt at $1.00 per share	134,500	1,345	133,155	—	—	—	—	134,500

Options issued to officers, directors and employees for services	—	—	—	354,000	—	—	—	354,000

Warrants issued as follows:
- for consulting services	—	—	—	170,521	—	—	—	170,521
- for loan agreements	—	—	—	141,547	—	—	—	141,547
- for extension of exercise period on outstanding warrants	—	—	—	608,058	—	—	—	608,058

Net loss for the year ended September 30, 2001	—	—	—	—	—	(3,437,354)	—	(3,437,354)

Other comprehensive income	—	—	—	—	—	—	413	413
Balance, September 30, 2001	18,755,970	$187,559	$3,772,856	$1,389,976	$—	$(7,146,935)	$—	$(1,796,543)

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Stock Options and Warrants	Beneficial Conversion Rights	Accumulated Deficit	Other Comprehensive Income (Loss)	Total

Balance, September 30, 2001	18,755,970	$187,559	$3,772,856	$1,389,976	$—	$(7,146,935)	$—	$(1,796,543)

Common stock issuances as follows:
- for cash at $0.10 per share	2,500,000	25,000	225,000	—	—	—	—	250,000
- for a note payable at $1.00 per share	25,000	250	24,750	—	—	—	—	25,000
- for consulting fees payable at $0.55 per share	12,536	126	6,769	—	—	—	—	6,895
- for mineral properties at $0.70 per share	1,100,000	11,000	759,000	—	—	—	—	770,000
- for services at an average of $0.49 per share	112,500	1,125	53,625	—	—	—	—	54,750
- for financing expense at an average of $0.44 per share	82,429	824	35,369	—	—	—	—	36,193

Options issued to officers, directors and employees for services	—	—	—	29,528	—	—	—	29,528

Warrants issued as follows:								—
- for loan agreements	—	—	—	55,352	—	—	—	55,352

Expiration of stock options and warrants	—	—	91,814	(91,814)	—	—	—	—

Interest expense forgiven by shareholders	—	—	42,950	—	—	—	—	42,950

Net loss for the year ended September 30, 2002	—	—	—	—	—	(1,168,171)	—	(1,168,171)
Balance, September 30, 2002	22,588,435	225,884	5,012,133	1,383,042	—	(8,315,106)	—	(1,694,046)

Common stock issuances as follows:
- miscellaneous common stock adjustment	29,555	296	—	—	—	—	—	296
- for cash at $0.10 per share	5,500,000	55,000	495,000	—	—	—	—	550,000
- for consulting services at an average of $0.15 per share	1,763,779	17,638	243,362	—	—	—	—	261,000
- for loans payable at an average of $0.10 per share	369,160	3,692	33,225	—	—	—	—	36,917
- for prior period services at an average of $.13 per share	245,000	2,450	30,550	—	—	—	—	33,000
- for investments at $0.21 per share	450,000	4,500	88,668	—	—	—	—	93,168
- to officers and directors for services at $.10 per share	1,423,156	14,231	129,025	—	—	—	—	143,256
- penalty shares at $.26 per share	860,000	8,600	215,000	—	—	—	—	223,600

Change in market value of investments	—	—	—	—	—	—	1,800	1,800

Net loss for the year ended September 30, 2003	—	—	—	—	—	(966,958)	—	(966,958)
Balance, September 30, 2003	33,229,085	$332,291	$6,246,963	$1,383,042	$—	$(9,282,064)	$1,800	$(1,317,968)

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Stock Options and Warrants	Beneficial Conversion Rights	Accumulated Deficit	Other Comprehensive Income (Loss)	Total

Balance, September 30, 2003	33,229,085	$332,291	$6,246,963	$1,383,042	—	$(9,282,064)	$1,800	$(1,317,968)

Common stock issuances as follows:
- for cash at $0.20 per share	1,675,000	16,750	318,250	—	—	—	—	335,000
- for consulting services at an average of $0.35 per share	162,500	1,625	54,800	—	—	—	—	56,425
- for accounts payable at an average of $.24 per share	626,130	6,261	144,584	—	—	—	—	150,845
- for investments at $0.20 per share	125,000	1,250	23,750	—	—	—	—	25,000
- to officers and directors for services at $.12 per share	150,000	1,500	16,500	—	—	—	—	18,000

Expired options & warrants	—	—	503,774	(503,774)	—	—	—	—

Options issued to officers and directors for services	—	—	—	95,000	—	—	—	95,000

Gain on sale of internal securities	—	—	210,194	—	—	—	—	210,194

Change in market value of investments	—	—	—	—	—	—	(1,800)	(1,800)

Net loss for the year ended September 30, 2004 (restated)	—	—	—	—	—	(992,688)	—	(992,688)
Balance, September 30, 2004 (restated)	35,967,715	359,677	7,518,815	974,268	—	(10,274,752)	—	(1,421,992)

Common stock issuances as follows:
- for accounts payable at an average of $.38 per share	10,000	100	3,700	—	—	—	—	3,800
- for class A warrants at $0.15 per share	—	—	—	51,577	—	—	—	51,577
- for class B warrants at $0.10 per share	—	—	—	42,248	—	—	—	42,248
- for beneficial conversion rights at $0.19 per share	—	—	—	—	77,158	—	—	77,158

Net loss for the period ended December 31, 2004
(unaudited and restated)	—	—	—	—	—	(130,962)	—	(130,962)
Balance, December 31, 2004 (unaudited and restated)	35,977,715	$359,777	$7,522,515	$1,068,093	$77,158	$(10,405,714)	$—	$(1,378,171)

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY (An Exploration Stage Company) STATEMENTS OF CASH FLOWS
	Three Months Ended December 31, 2004 (Unaudited)	Three Months Ended December 31, 2003 (Unaudited)	Period from October 1, 1996 (Inception of Exploration Stage) to December 31, 2004 (Unaudited) Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(130,962)	$(109,312)	$(9,847,210)
Adjustments to reconcile net loss to net cash used by operating activities:			—
Depreciation	892	689	52,768
Amortization of debt discount	6,220	—	6,220
Loss on investment sales	—	—	68,969
Loss on disposition and impairment of assets	—	—	185,891
Gain on sale of mineral property claims for securities	—	—	(500)
Gain on trade-in of property and equipment	—	—	(7,872)
Gain on settlement of vendor account	—	—	(138,766)
Interest expense forgiven by related parties	—	—	20,848
Common stock issued for services and expenses	—	—	983,974
Common stock issued for payables and accrued expenses	—	—	219,656
Common stock and options issued as compensation	—	—	977,375
Stock options and warrants issued for financing activities	—	—	822,257
Common stock issued for investments	—	—	93,168
Common stock and warrants issued to acquire mineral
property options	—	—	1,114,873
Warrants issued for consulting fees	—	—	170,521
Common stock issued for incentive fees	—	—	21,544
Investment traded for services	—	—	45,939
Changes in assets and liabilities:
Prepaid expenses and inventory	1,796	—	2,653
Accounts payable	1,811	10,040	317,269
Accounts payable - checks in excess of bank balance	—	(3,297)	7
Accrued expenses	5,912	46,227	7,507
Interest payable	22,424	18,903	121,927
Net cash used by operating activities	(91,907)	(36,750)	(4,760,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	—	35,126
Purchase of fixed assets	—	—	(4,358)
Proceeds from sales of mineral property	—	—	20,000
Purchase of furniture and equipment	—	—	(41,695)
Proceeds from investments sold	—	—	183,161
Net cash provided by investing activities	—	—	192,234

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and short-term borrowings	—	—	(124,556)
Proceeds from internal securities sale	—	—	210,194
Sale of warrants for common stock	—	—	10,000
Proceeds from short-term borrowings	197,038	40,000	1,666,195
Sale of common stock, subscriptions
and exercise of options	—	—	2,693,151
Issuance of penalty shares	—	—	223,600
Net cash provided by financing activities	197,038	40,000	4,678,584

NET INCREASE IN CASH	105,131	3,250	109,837

CASH, BEGINNING OF PERIOD	8,313	2,558	3,607

CASH, END OF PERIOD	$113,444	$5,808	$113,444

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY (An Exploration Stage Company) STATEMENTS OF CASH FLOWS
	Three Months Ended December 31, 2004 (Unaudited)	Three Months Ended December 31, 2003 (Unaudited)	Period from October 1, 1996 (Inception of Exploration Stage) to December 31, 2004 (Unaudited) Restated

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—	$98,706
Income taxes paid	$—	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock and warrants issued to acquire
mineral properties	$—	$—	$344,873
Common stock issued to acquire mineral property	$—	$—	$845,000
Common stock issued for acquisition of
mining equipment	$—	$—	$180,000
Common stock issued for services and expenses	$—	$—	$983,974
Common stock issued for investment	$—	$—	$185,168
Common stock issued for payables and accrued expenses	$3,800	$—	$223,365
Common stock issued for incentive fees	$—	$—	$21,544
Common stock and options issued as compensation	$—	$—	$977,375
Stock options and warrants issued for financing activities	$93,825	$—	$916,082
Beneficial conversion rights on convertible debt	$77,158	$—	$77,158
Warrants issued for consulting fees	$—	$—	$170,521
Deferred acquisition costs on mining property	$—	$—	$46,242
Purchase of equipment with financing agreement	$—	$—	$21,814
Investments received for mineral property	$—	$—	$5,500
Investments traded for services	$—	$—	$45,939
Equipment for loans payable	$—	$—	$4,500

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

Going Concern

As shown in the accompanying financial statements, the Company has limited cash, has negative working capital, has no revenues, and has an accumulated deficit of $10,405,714. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company is

TREND MINING COMPANY
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2004

Going Concern (continued)

actively seeking additional capital. In addition to its operating expenses which average approximately $40,000 per month, management’s plans for the next twelve months include approximately $600,000 of cash expenditures for exploration activity on the Lake Owen, Peter Lake, and new Stillwater properties.

The Company’s management believes that it will generate sufficient cash from a public or private debt or equity financing in order for the Company to continue to operate based on current expense projections. However, management is unable to provide assurances that it will be successful in obtaining sufficient sources of capital. See Note 5.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications have not resulted in any changes to the Company’s accumulated deficit or net losses presented.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable - Shareholders

The following summarizes activity of loan amounts due to related parties (all of which are unsecured) since September 30, 2004:

Notes Payable as of September 30, 2004	$1,032,857
Additions	—
Repayments	—
Notes Payable as of December 31, 2004	$1,032,857

NOTE 4 - CONVERTIBLE BRIDGE LOANS

2004 Convertible Bridge Loans

On December 8, 2004, the Company sold, in anticipation of a larger subsequent offering (see Note 5), three year notes in the amount of $250,000 which are convertible into common shares of the Company at the rate of one share for each $0.30 of principal and interest. In addition, the note holders received warrants which allow them to purchase an additional 750,000 common shares of the company at varying prices between $0.25 and $0.50 per share. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike prices of $0.25 and $0.50, risk free interest rate of 5%, expected lives of one to five years, and expected volatility of 78% with no dividends

TREND MINING COMPANY
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2004

2004 Convertible Bridge Loans (continued)

expected to be issued. The value of the warrants totaled $93,825 at the issuance date and are recorded on the balance sheet as a debt discount. Additionally, the conversion feature of the notes resulted in a beneficial conversion amount of $77,158.

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

As of December 31, 2004, the Company is showing the principal value of the debt, less the unamortized debt discounts of approximately $217,700 as the current portion of the debt. The Company has accrued approximately $1,600 of accrued interest related to these notes as of December 31, 2004.

NOTE 5 - SUBSEQUENT EVENT

2005 - Convertible Debt

In January 2005, the Company completed a private placement of secured, convertible promissory notes in the amount of $1,300,000. This offering retired, replaces and supersedes the terms of the $250,000 offering of December 8, 2004. As part of this offering, the Company issued promissory notes (“Notes”) due on January 28, 2008, bearing interest at a rate per annum equal to the “prime rate,” plus 3% percent but not less than 10%, with principal and interest payable monthly starting June 1, 2005. The promissory notes are convertible into shares of the Company’s common stock at a rate of one share for each $0.30 of principal and interest outstanding. Additionally the Company issued two series of warrants (Class A and Class B) with the promissory notes. The Class A warrants allow for the purchase of up to 1,733,333 shares of the Company’s common stock at an exercise price of $0.50 per share and Class B warrants allow for the purchase of up to 2,166,667 shares of common stock at an exercise price of $0.25 per share. The Class A warrants have a maturity of five years and the Class B warrants expire 180 days after the Company files a registration statement registering the shares issuable upon conversion of the notes and exercise of the warrants.

TREND MINING COMPANY
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2004

Aurora Metals Limited Joint Venture

In January 2005, Trend announced that it signed a Letter of Intent to form a 50-50 joint venture with Aurora Metals Limited (“Aurora”). The agreement provides, that Trend will explore for platinum group metals on portions of an Aurora claim known as the “Stillwater intrusive complex in Montana.” Trend will be the operator during the exploration stage and will earn 50% in the project by spending $2 million over next 5 years. Additionally, Trend must issue 50,000 shares of it’s common stock on commencement of the agreement; 20,000 shares and $20,000 in the first year, and $20,000 in cash or stock each year thereafter until it has spent the agreed upon sum of $2 million, at which time the 50-50 joint venture will be formed.

NOTE 6 - CORRECTION OF AN ERROR

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

ITEM 2. MANAGEMENT'S DISCUSSION, ANALYSIS, AND PLAN OF OPERATIONS

The Company's operating losses for the three-month period ended December 31, 2004 totaled $102,318. The accumulated deficit since inception of the current exploration stage is $9,847,210, and Trend's total loss since inception of the company is $10,405,714. The first quarter operating loss is due primarily to general and administrative expenses of $40,910, officer and director compensation of $29,992 and exploration expenses of $19,013. Operating cash at the end of the quarter totaled $113,444.

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

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Within the 90 days prior to the filing of this Quarterly Report on Form 10-QSB (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that material information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Options

None issued during the reporting period. Options vested during the reporting period consist of 50,000 options issued to Thomas Loucks exercisable at $0.37 until 11/28/2007 and 50,000 options issued to Ishiung Wu exercisable at $0.37 until 11/28/2007.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits None.

(b) Reports on Form 8-K.

8-K/A	[Amend] Current report, item 1.01	2004-12-14
Amended filing describing the entry into a Material Definitive Agreement and further describing the convertible debt offering which the Company entered into on December 8, 2004 and listing as exhibits all material documents associated with the offering.

8-K	Current report, items 8.01 and 9.01	2004-12-14
Press release announcing the signing of a letter of intent to form a joint venture with Nuinsco, a Canadian mining and exploration company, to jointly explore mineral claims in the Athabasca Basin, Saskatchewan

8-K	Current report, items 8.01 and 9.01	2004-12-09	Press release announcing the losing of the initial mount of $250,000 of a $2 million convertible debt offering.
8-K	Current report, items 8.01 and 9.01	2004-10-06	Press release announcing acquisition of mining clams in Athabasca Basin, Saskatchewan

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND MINING COMPANY

Date: September 20, 2005	By:	/s/ Thomas A. Loucks
Thomas A. Loucks President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John P. Ryan
John P. Ryan Chief Financial Officer (Principal Financial Officer)