Form 10QSB/A
period 2005-03-31
TREND MINING CO
filed 2005-09-20
CIK 1115954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005

TREND MINING COMPANY
(Name of Small Business Issuer in its Charter)

Delaware	81-0304651
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

5575 South Sycamore Street, Suite 103, Littleton Colorado 80120
(Address of principal executive office)

Issuer’s telephone number: 303-798-7363

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

Yes  ☒  No ☐

The number of shares outstanding at March 31, 2005: 36,065,215 shares

EXPLANATORY NOTE

Trend Mining Company (the "Company") is filing this Amendment on Form 10-QSB/A (the “ Amendment”) to amend its quarterly report for the period ended March 31, 2005, as filed with the Securities and Exchange Commission (the “Commission”) on May 23, 2005 (the "Original Filing"). The purpose of this Amendment is to restate the financial statements to account for the expiration of 40,000 warrants valued at $4,450, this amount was reclassified to additional paid-in capital, and to carry through the correction of an error reported on the restated financial statements and notes thereto for the fiscal year ended September 30, 2004. This results in the following changes for the six months ended March 31, 2005: stock options and warrants decreased by $4,450, accumulated deficit during exploration stage increased by $210,194 and additional paid-in capital increased by $214,644.

TREND MINING COMPANY
(An Exploration Stage Company)
Financial Statements
March 31, 2005

TREND MINING COMPANY

TREND MINING COMPANY
(An Exploration Stage Company)
BALANCE SHEETS

	March 31 2005 (unaudited)	September 30, 2004
	Restated	Restated
ASSETS

CURRENT ASSETS
Cash	$766,453	$8,313
Prepaid expenses	-	2,948
TOTAL CURRENT ASSETS	766,453	11,261

MINERAL PROPERTIES	-	-

PROPERTY AND EQUIPMENT, net of depreciation	7,151	6,631

TOTAL ASSETS	$773,604	$17,892

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$51,880	$205,686
Accrued expenses	72,880	75,780
Convertible debt, current portion	457,656	-
Interest payable	196,068	125,561
Loans payable to shareholders	1,047,857	1,032,857
TOTAL CURRENT LIABILITIES	1,826,341	1,439,884

LONG-TERM LIABILITIES
Convertible debt, net of debt discount	153,089	-
TOTAL LONG-TERM LIABILITIES	153,089	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 36,065,215 and 35,967,715 shares issued and outstanding, respectively	360,652	359,677
Additional paid-in capital	7,545,900	7,518,815
Stock options and warrants	1,499,367	974,268
Beneficial conversion rights	383,745	-
Pre-exploration stage accumulated deficit	(558,504)	(558,504)
Accumulated deficit during exploration stage	(10,436,986)	(9,716,248)
TOTAL STOCKHOLDERS' DEFICIT	(1,205,826)	(1,421,992)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$773,604	$17,892

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

					Period from October 1, 1996
	Three Months Ended March 31,		Six Months Ended March 31,		(Inception of Exploration Stage) to
	2005 (unaudited)	2004 (unaudited)	2005 (unaudited)	2004 (unaudited)	2005 (unaudited)
		Restated		Restated	Restated
REVENUES	$-	$-	$-	$-	$-

EXPENSES
Exploration expense	80,880	-	99,893	-	3,028,768
General and administrative	137,191	14,540	178,101	44,720	2,756,249
Officers and directors compensation	28,500	38,100	58,492	75,100	1,717,682
Legal and professional	70,211	54,836	81,722	77,633	1,487,601
Depreciation	1,101	690	1,993	1,379	53,869
Total Expenses	317,883	108,166	420,201	198,832	9,044,169

OPERATING LOSS	(317,883)	(108,166)	(420,201)	(198,832)	(9,044,169)

OTHER INCOME (EXPENSE)
Dividend and interest income	731	-	731	-	7,129
Gain (loss) on disposition and impairment of assets	-	-	-	-	(177,519)
Gain (loss) on investment sales	-	-	-	-	(63,813)
Financing expense	(287,406)	-	(287,406)	-	(1,422,519)
Interest expense	(48,121)	(25,629)	(76,765)	(44,531)	(392,901)
Miscellaneous income	88	(117)	88	139	26,845
Forgiveness of debt	62,815	-	62,815	-	629,961
Total Other Income (Expense)	(271,893)	(25,746)	(300,537)	(44,392)	(1,392,817)

INCOME (LOSS) BEFORE INCOME TAXES	(589,776)	(133,912)	(720,738)	(243,224)	(10,436,986)

INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	(589,776)	(133,912)	(720,738)	(243,224)	(10,436,986)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in market value of investments	-	(17,130)	-	(33,030)	1,800

NET COMPREHENSIVE INCOME (LOSS)	$(589,776)	$(151,042)	$(720,738)	$(276,254)	$(10,435,186)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.02)	$ nil	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	36,036,048	33,229,085	36,005,215	33,229,085

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Stock Options	Beneficial		Other
	Number of Shares	Amount	Paid-In Capital	and Warrants	Conversion Rights	Accumulated Deficit	Comprehensive Income (Loss)	Total

Balance, October 1, 1996	1,754,242	$17,542	$663,218	$-	$-	$(558,504)	$-	$122,256

Common stock issuances as follows
- for cash at $0.50 per share	200,000	2,000	98,000	-	-			100,000
- for payment of liabilities and expenses at $0.50 per share	45,511	455	22,301	-	-	-	-	22,756
Net loss for the year ended September 30, 1997	-	-	-	-	-	(128,614)	-	(128,614)

Balance, September 30, 1997	1,999,753	19,997	783,519	-	-	(687,118)	-	116,398
Issuance of common stock as follows:
- for mineral property at $0.50 per share	150,000	1,500	73,500	-	-	-	-	75,000
- for lease termination at $0.50 per share	12,000	120	5,880	-	-	-	-	6,000
- for debt at $0.50 per share	80,000	800	39,200	-	-	-	-	40,000
- for cash at $0.20 per share	7,500	75	1,425	-	-	-	-	1,500
- for compensation at $0.50 per share	9,000	90	4,410	-	-	-	-	4,500

Issuance of stock options for financing activities	-	-	-	2,639		-	-	2,659

Net loss for the year ended September 30, 1998	-	-	-	-	-	(119,163)	-	(119,163)

Change in market value of investments	-	-	-	-	-	-	117,080	117.080

Balance, September 30, 1998	2,258,253	$22,582	$907,934	$2,659	$-	$(806,281)	$117,080	$243,974

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Stock Options	Beneficial		Other
	Number of Shares	Amount	Paid-In Capital	and Warrants	Conversion Rights	Accumulated Deficit	Comprehensive Income (Loss)	Total

Balance, September 30, 1998	2,258,253	$22,582	$907,934	$2,659	$-	$(806,281)	$117,080	$243,974

Common stock issuances as follows:

- for cash at an average of $0.07 per share	555,000	5,550	35,450	-	-	-	-	41,000
- for prepaid expenses at $0.33 per share	50,000	500	16,000	-	-	-	-	16,500
- for consulting services at an average of $0.20 per share	839,122	8,391	158,761	-	-	-	-	167,152
- for mineral property at $0.13 per share	715,996	7,160	82,470	-	-	-	-	89,630
- for officers' compensation at an average of $0.24 per share	300,430	3,004	70,522	-	-	-	-	73,526
- for debt, investment and expenses at $0.30 per share	9,210	92	2,671	-	-	-	-	2,763
- for directors' compensation at an average of $0.25 per share	16,500	165	3,960	-	-	-	-	4,125
- for rent at $0.25 per share	1,000	10	240	-	-	-	-	250
- for equipment at $0.30 per share	600,000	6,000	174,000	-	-	-	-	180,000

Net loss for the year ended September 30, 1999	-	-	-	-	-	(716,759)	-	(716,759)

Other comprehensive loss	-	-	-	-	-	-	(79,179)	(79,179)

Balance, September 30, 1999	5,345,511	$53,454	$1,452,007	$2,659	$-	$(1,523,040)	$37,901	$22,982

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Stock Options	Beneficial		Other
	Number of Shares	Amount	Paid-In Capital	and Warrants	Conversion Rights	Accumulated Deficit	Comprehensive Income (Loss)	Total

Balance, September 30, 1999	5,345,511	$53,454	$1,452,007	$2,659	$-	$(1,523,040)	$37,901	$22,982

Common stock and option issuances as follows:
- for employee, officer and director compensation at an average of $0.61 per share	231,361	2,314	140,446	15,820	-	-	-	158,580
- for officers' and directors' compensation at an average of $1.19 per share	11,500	115	13,615	-	-	-	-	13,730
- for services at an average of $0.47 per share	530,177	5,302	246,333	-	-	-	-	251,635
- for mineral property at $0.89 per share	1,000,000	1,000	88,000	-	-	-	-	89,000
- for investments at $0.33 per share	200,000	2,000	64,000	-	-	-	-	66,000
- for cash at $0.08 per share	456,247	4,562	28,969	-	-	-	-	33,531
- for cash, options and warrants	100,000	10,000	2,414	87,586		-	-	100,000
- for incentive fees at $0.33 per share	65,285	653	20,891	-		-	-	21,544
- for deferred mineral property acquisition costs at $0.13 per share	129,938	1,299	14,943	-		-	-	16,242
- for modification of stockholder agreement at $0.60 per share	200,000	2,000	118,000	30,000	-	-	-	150,000
- for modification of stockholder agreement	-	-	4,262	10,379	-	-	-	14,641
-from exercise of options at 0.12 per share	9,962,762	99,628	1,103,016	(37,524)	-	-	-	1,165,120
Cash received for the issuance of common stock warrants for 7,979,761 shares of stock	-	-	-	10,000	-	-	-	10,000

Miscellaneous common stock adjustments	(5)	-	-	-	-	-	-	-

Net loss for the year ended September 30, 2000	-	-	-	-	-	(2,186,541)	-	(2,186,541)

Other comprehensive income (loss)	-	-	-	-	-	-	(38,314)	(38,314)

Balance, September 30, 2000	18,232,776	$182,327	$3,296,897	$118,920	$-	$(3,709,581)	$(413)	$(111,850)

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Stock Options	Beneficial		Other
	Number of Shares	Amount	Paid-In Capital	and Warrants	Conversion Rights	Accumulated Deficit	Comprehensive Income (Loss)	Total

Balance, September 30, 2000	18,232,776	$182,327	$3,296,897	$118,920	$-	$(3,709,581)	$(413)	$(111,850)

Common stock and option issuances as follows:
- for cash of $1.00 per share	192,000	1,920	190,080	-	-	-	-	192,000
- for cash and consulting services from options for $0.39 per share	33,333	333	12,737	(3,070)	-	-	-	10,000
- for services at an average of $0.92 per share	13,700	137	12,463	-	-	-	-	12,600
- for officer and employee compensation at $1.13 per share	5,200	52	5,828	-	-	-	-	5,880
- for payment of accrued officer's compensation at $1.35 per share	10,000	100	13,400	-	-	-	-	13,500
- for consulting services at an ave of $0.77 per share	45,461	455	34,247	-	-	-	-	34,702
- for directors' compensation at $0.85 per share	75,000	750	63,000	-	-	-	-	63,750
- for modification of contract at $0.78 per share	3,000	30	2,310	-	-	-	-	2,340
- for interest payment on contract at an average of $0.80 per share	10,000	100	7,900	-	-	-	-	8,000
- for mineral property expenses at $0.85 per share	1,000	10	840	-	-	-	-	850
- for debt at $1.00 per share	134,500	1,345	133,155	-	-	-	-	134,500

Options issued to officers, directors and employees for services	-	-	-	354,000	-	-	-	354,000
Warrants issued as follows:
- for consulting services	-	-	-	170,521	-	-	-	170,521
- for loan agreements	-	-	-	141,547	-	-	-	141,547
- for extension of exercise period on outstanding warrants	-	-	-	608,058	-	-	-	608,058

Net loss for the year ended September 30, 2001	-	-	-	-	-	(3,437,354)	-	(3,437,354)

Other comprehensive income	-	-	-	-	-	-	413	413
Balance, September 30, 2001	18,755,970	$187,559	$3,772,856	$1,389,976	$-	$(7,146,935)	$-	$(1,796,543)

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Stock Options	Beneficial		Other
	Number of Shares	Amount	Paid-In Capital	and Warrants	Conversion Rights	Accumulated Deficit	Comprehensive Income (Loss)	Total

Balance, September 30, 2001	18,755,970	$187,559	$3,772,856	$1,389,976	$-	$(7,146,935)	$-	$(1,796,543)

Common stock issuances as follows:
- for cash at $0.10 per share	2,500,000	25,000	225,000	-	-	-	-	250,000
- for a note payable at $1.00 per share	25,000	250	24,750	-	-	-	-	25,000
- for consulting fees payable at $0.55 per share	12,536	126	6,769	-	-	-	-	6,895
- for mineral properties at $0.70 per share	1,100,000	11,000	759,000	-	-	-	-	770,000
- for services at an average of $0.49 per share	112,500	1,125	53,625	-	-	-	-	54,750
- for financing expense at an average of $0.44 per share	82,429	824	35,369	-	-	-	-	36,193

Options issued to officers, directors and employees for services	-	-	-	29,528	-	-	-	29,528

Warrants issued as follows:	-
- for loan agreements	-	-	-	55,352	-	-	-	55,352

Expiration of stock options and warrants		-	91,814	(91,814)	-	-	-	-

Interest expense forgiven by shareholders	-	-	42,950	-	-	-	-	42,950

Net loss for the year ended September 30, 2002	-	-	-	-	-	(1,168,171)		(1,168,171)
Balance, September 30, 2002	22,588,435	225,884	5,012,133	1,383,042	-	(8,315,106)	-	(1,694,046)

Common stock issuances as follows:
- miscellaneous common stock adjustment	29,555	296	-	-	-	-	-	296
- for cash at $0.10 per share	5,500,000	55,000	495,000	-	-	-	-	550,000
- for consulting services at an average of $0.15 per share	1,763,779	17,638	243,362	-	-	-	-	261,000
- for loans payable at an average of $0.10 per share	369,160	3,692	33,225	-	-	-	-	36,917
- for prior period services at an average of $.13 per share	245,000	2,450	30,550	-	-	-	-	33,000
- for investments at $0.21 per share	450,000	4,500	88,668	-	-	-	-	93,168
- to officers and directors for services at $.10 per share	1,423,156	14,231	129,025	-	-	-	-	143,256
- penalty shares at $.26 per share	860,000	8,600	215,000	-	-	-	-	223,600

Change in market value of investments	-	-	-	-	-	-	1,800	1,800

Net loss for the year ended September 30, 2003	-	-	-	-	-	(966,958)	-	(966,958)
Balance, September 30, 2003	33,229,085	$332,291	$6,246,963	$1,383,042	$-	$(9,282,064)	$1,800	$(1,317,968)

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock		Additional	Stock Options	Beneficial		Other
Number of Shares	Amount	Paid-In Capital	and Warrants	Conversion Rights	Accumulated Deficit	Comprehensive Income (Loss)	Total

Balance, September 30, 2003	33,229,085	$332,291	$6,246,963	$1,383,042	$-	$(9,282,064)	$1,800	$(1,317,968)

Common stock issuances as follows:
- for cash at $0.20 per share	1,675,000	16,750	318,250	-	-	-	-	335,000
- for consulting services at an average of $0.35 per share	162,500	1,625	54,800	-	-	-	-	56,425
- for accounts payable at an average of $.24 per share	626,130	6,261	144,584	-	-	-	-	150,845
- for investments at $0.20 per share	125,000	1,250	23,750	-	-	-	-	25,000
- to officers and directors for services at $.12 per share	150,000	1,500	16,500	-	-	-	-	18,000

Expired options & warrants	-	-	503,774	(503,774)	-	-	-	-

Options issued to officers and directors for services	-	-	-	95,000	-	-	-	95,000

Gain on sale of internal securities	-	-	210,194	-	-	-	-	210,194

Change in market value of investments	-	-	-	-	-	-	(1,800)	(1,800)

Net loss for the year ended September 30, 2004, restated	-	-	-	-	-	(992,688)	-	(992,688)
Balance, September 30, 2004, restated	35,967,715	359,677	7,518,815	974,268	-	(10,274,752)	-	(1,421,992)

Common stock issuances as follows:
- for accounts payable at an average of $.38 per share	10,000	100	3,700	-	-	-	-	3,800
- for services at an average of $.23 per share	87,500	875	18,935	-	-	-	-	19,810
Convertible debt issuance
- class A warrants at $0.15 per share	-	-	-	341,801	-	-	-	341,801
- class B warrants at $0.08 per share	-	-	-	187,748	-	-	-	187,748
- beneficial conversion rights at $0.19 per share	-	-	-	-	383,745	-	-	383,745

Expired warrants	-	-	4,450	(4,450)	-	-	-	-

Net loss for the period ended March 31, 2005 (unaudited and restated)	-	-	-	-	-	(720,738)	-	(720,738)

Balance, March 31, 2005 (unaudited and restated)	36,065,215	$360,652	$7,545,900	$1,499,367	$383,745	$(10,995,490)	$-	$(1,205,826)

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,		Period from October 1, 1996 (Inception of Exploration Stage) to March 31
	2005 (unaudited)	2004 (unaudited)	2005 (unaudited)
	Restated	Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(720,738)	$(243,224)	$(10,436,986)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,993	1,379	53,869
Amortization of debt discount	293,627	-	293,627
Loss on investment sales	-	-	68,969
Loss on disposition and impairment of assets	-	-	185,891
Gain on sale of mineral property claims for securities	-	-	(500)
Gain on trade-in of property and equipment	-	-	(7,872)
Gain on settlement of vendor account	-	-	(138,766)
Interest expense forgiven by related parties	-	-	20,848
Common stock issued for services and expenses	19,810	-	1,003,784
Common stock issued for payables and accrued expenses	3,800	-	223,456
Common stock and options issued as compensation	-	-	977,375
Stock options and warrants issued for financing activities	-	-	822,257
Common stock issued for investments	-	-	93,168
Common stock and warrants issued to acquire mineral property options	-	-	1,114,873
Warrants issued for consulting fees	-	-	170,521
Common stock issued for incentive fees	-	-	21,544
Investment traded for services	-	-	45,939
Changes in assets and liabilities:
Prepaid expenses and inventory	2,948	-	3,805
Accounts payable	(153,806)	36,632	161,653
Accounts payable - checks in excess of bank balance	-	(3,297)	7
Accrued expenses	(2,900)	75,100	(1,305)
Interest payable	70,507	(50,546)	170,010
Net cash used by operating activities	(484,759)	(183,956)	(5,153,833)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	-	-	35,126
Purchase of fixed assets	(2,513)	-	(6,871)
Proceeds from sales of mineral property	-	-	20,000
Purchase of furniture and equipment	-	-	(41,695)
Proceeds from investments sold	-	-	183,161
Net cash provided by investing activities	(2,513)	-	189,721

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and short-term borrowings	-	(65,000)	(124,556)
Proceeds from internal securities sale	-	210,194	210,194
Sale of warrants for common stock	-	-	10,000
Proceeds from borrowings	1,245,412	40,000	2,714,569
Sale of common stock, subscriptions and exercise of options	-	-	2,693,151
Issuance of penalty shares	-	-	223,600
Net cash provided by financing activities	1,245,412	185,194	5,726,958
NET INCREASE IN CASH	758,140	1,238	762,846
CASH, BEGINNING OF PERIOD	8,313	2,558	3,607
CASH, END OF PERIOD	$766,453	$3,796	$766,453

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,		Period from October 1, 1996 (Inception of Exploration Stage) to March 31
	2005 (unaudited)	2004 (unaudited)	2005 (unaudited)
	Restated	Restated	Restated
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$98,706
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock and warrants issued to acquire mineral properties	$-	$-	$344,873
Common stock issued to acquire mineral property	$-	$-	$845,000
Common stock issued for acquisition of mining equipment	$-	$-	$180,000
Common stock issued for services and expenses	$19,810	$-	$1,003,784
Common stock issued for investment	$-	$-	$185,168
Common stock issued for payables and accrued expenses	$3,800	$-	$223,365
Common stock issued for incentive fees	$-	$-	$21,544
Common stock and options issued as compensation	$-	$-	$977,375
Stock options and warrants issued for financing activities	$93,825	$-	$916,082
Beneficial conversion rights on convertible debt	$77,158	$-	$77,158
Warrants issued for consulting fees	$-	$-	$170,521
Deferred acquisition costs on mining property	$-	$-	$46,242
Purchase of equipment with financing agreement	$-	$-	$21,814
Investments received for mineral property	$-	$-	$5,500
Investments traded for services	$-	$-	$45,939
Equipment for loans payable	$-	$-	$4,500

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

Accounting for Convertible Notes and Securities with Beneficial Conversion Features

Following guidance provided by EITF 00-27 the Company allocates proceeds received from convertible notes and/or securities first to warrants granted the note holders. The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to shareholders equity. The discounts are amortized over the life of the loans.

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

Going Concern

As shown in the accompanying financial statements, the Company has limited cash, has negative working capital, has no revenues, and has accumulated deficits of $10,995,490. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company is actively seeking additional capital. In addition to its operating expenses which average approximately $40,000 per month, management’s plans for the next twelve months include approximately $600,000 of cash expenditures for exploration activity on the Lake Owen, Peter Lake, and new Stillwater properties.

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

TREND MINING COMPANY
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
March 31, 2005

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151,Inventory Costs— an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have a material impact on the Company as the Company does not anticipate maintaining inventory.

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

Reclassification

Certain amounts from current and prior periods have been reclassified to conform to the current period presentation. These reclassifications have not resulted in any changes to the Company’s accumulated deficit or net losses presented.

NOTE 4 - RELATED PARTY TRANSACTIONS

Notes Payable - Shareholders

The following summarizes activity of loan amounts due to shareholders (all of which are unsecured) since September 30, 2004:

Notes Payable as of September 30, 2004	$1,032,857
Additions	15,000
Repayments	-
Notes Payable as of March 31, 2005	$1,047,857

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

TREND MINING COMPANY
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
March 31, 2005

NOTE 7 - COMMON STOCK WARRANTS

Following is a summary of the status of warrants outstanding during the six month period ended March 1, 2005:

	Number of Shares Under Warrants	Weighted Average Exercise Price
Outstanding at October 1, 2004	8,868,174	$0.46
Granted	4,350,000	0.36
Exercised	-	-
Forfeited	(40,000)	1.00
Outstanding at March 31, 2005	13,178,174	0.42
Weighted average fair value of warrants granted in six month period ended March 31, 2005		$0.12

Following is a summary of warrants outstanding at March 31, 2005:

Number of Warrants	Strike Price	Expiration Date
7,954,761	$0.40	9/30/2006
520,000	$1.00	9/30/2007
90,000	$1.00	6/9/2005
150,000	$1.00	1/30/2007
113,413	$1.00	5/31/2007
1,933,333	$0.50	1/8/2010
2,416,667	$0.25	conditional
13,178,174

For the six month period ended March 31, 2005, there were no common stock issuances due to the exercise of warrants. In accordance with SFAS 123, the Company utilizes the Black Scholes fair value model to value all option and warrant grants. During the six months ended March 31, 2005, 40,000 warrants valued at $4,450 expired. This amount was reclassified to additional paid-in capital.

NOTE 8 - INCOME TAXES

As of March 31, 2005 the Company had net deferred tax assets of approximately $1,960,000. Because of the Company’s history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets. For the six month period ended March 31, 2005 the valuation allowance increased approximately $217,000.

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

NOTE 10 - CORRECTION OF AN ERROR

The financial statements for September 30, 2004, were restated to correct an error in the accounting for the gain on sale of internal securities. The effect of the restatement was to increase additional paid-in capital by $210,194 and to increase the net loss and accumulated deficit at September 30, 2004 by $210,194 ($0.01per share). The effect to current period financial reporting is to increase the loss since inception by $210,194 and increase additional paid-in capital by $210,194.

ITEM 2. MANAGEMENT'S DISCUSSION, ANALYSIS, AND PLAN OF OPERATIONS

The Company's operating losses for the three-month period ended March 31, 2005 totaled $317,883. The accumulated deficit since inception of the current exploration stage is $10,436,986, and Trend's total loss since inception of the company is $10,995,490. The third quarter operating loss is due primarily to general and administrative expenses of $137,191, officer and director compensation of $28,500, exploration expenses of $80,880 and legal and professional fees of $70,211. Operating cash at the end of the quarter totaled $766,453.

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