Form 10QSB/A
period 2005-06-30
TREND MINING CO
filed 2005-09-20
CIK 1115954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-QSB/A
(Amendment No. 1)

UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

EXPLANATORY NOTE

Trend Mining Company (the "Company") is filing this Amendment on Form 10-QSB/A (the “Amendment”) to amend its quarterly report for the period ended June 30, 2005, as filed with the Securities and Exchange Commission (the “Commission”) on August 19, 2005 (the "Original Filing"). The purpose of this Amendment is to restate the financial statements to account for the expiration of 130,000 warrants valued at $10,137. This amount was reclassified to additional paid-in capital. This results in the following changes for the nine months ended June 30, 2005: additional paid in capital increased by $10,137 and stock options and warrants decreased by $10,137.

TREND MINING COMPANY

TREND MINING COMPANY (An Exploration Stage Company) BALANCE SHEETS

	June 30, 2005 (unaudited) Restated	September 30, 2004 (Restated)
ASSETS
CURRENT ASSETS
Cash	$116,867	$8,313
Prepaid expenses	27,036	2,948
Purchase deposit	300,000	—
TOTAL CURRENT ASSETS	443,903	11,261

MINERAL PROPERTIES	—	—

PROPERTY AND EQUIPMENT, net of depreciation	7,132	6,631

OTHER ASSETS
Reclamation bond	6,500	—

TOTAL ASSETS	$457,535	$17,892

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$61,024	$205,686
Accrued expenses	71,618	75,780
Interest payable	238,171	125,561
Loans payable to stockholders	1,047,857	1,032,857
Current portion of long-term debt	549,187	—
TOTAL CURRENT LIABILITIES	1,967,857	1,439,884

LONG-TERM DEBT, net of current portion	56,052	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value, 20,000,000 shares authorized; 0 and 1 share issued and outstanding, respectively

Common stock, $0.01 par value, 100,000,000 shares authorized; 36,275,215 and 35,967,715 shares issued and outstanding, respectively	362,752	359,677
Additional paid-in capital	8,000,432	7,518,815
Stock options and warrants	1,493,680	974,268
Pre-exploration stage accumulated deficit	(558,504)	(558,504)
Accumulated deficit during exploration stage	(10,864,734)	(9,716,248)
TOTAL STOCKHOLDERS' DEFICIT	(1,566,374)	(1,421,992)
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$457,535	$17,892

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY (An Exploration Stage Company) STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,		Period from October 1, 1996 (Inception of Exploration Stage) to June 30,
	2005 (unaudited)	2004 (unaudited)	2005 (unaudited)	2004 (unaudited)	2005 (unaudited)
				Restated	Restated
REVENUES	$—	$—	$—	$—	$—

EXPENSES
Exploration expense	48,088	—	147,981	—	3,076,856
General and administrative	50,177	107,433	136,371	152,155	2,714,519
Consulting	74,201	—	167,372	—	167,372
Officers and directors compensation	32,000	44,600	89,000	119,700	1,748,190
Legal and professional	26,482	156,380	108,428	234,012	1,514,307
Depreciation	668	690	2,661	2,069	54,537
Total Expenses	231,616	309,103	651,813	507,936	9,275,781

OPERATING LOSS	(231,616)	(309,103)	(651,813)	(507,936)	(9,275,781)

OTHER INCOME (EXPENSE)
Dividend and interest income	3,660	—	4,479	—	10,877
Gain (loss) on disposition and impairment of assets	—	—	—	—	(177,519)
Gain (loss) on investment sales	—	(40,500)	—	(40,383)	(63,813)
Financing expense	(142,945)	—	(436,572)	—	(1,571,685)
Interest expense	(56,850)	(22,573)	(127,395)	(67,221)	(443,531)
Miscellaneous income	—	—	—	139	26,757
Forgiveness of debt	—	—	62,815	—	629,961
Total Other Income (Expense)	(196,135)	(63,073)	(496,673)	(107,465)	(1,588,953)

LOSS BEFORE INCOME TAXES	(427,751)	(372,176)	(1,148,486)	(615,401)	(10,864,734)

INCOME TAXES	—	—	—	—	—

NET LOSS	(427,751)	(372,176)	(1,148,486)	(615,401)	(10,864,734)

OTHER COMPREHENSIVE INCOME (LOSS) Change in market value of investments	—	(33,030)	—	(1,800)	1,800

NET COMPREHENSIVE LOSS	$(427,751)	$(405,206)	(1,148,486)	$(617,201)	$(10,862,934)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	36,275,215	34,556,585	36,100,771	33,671,585

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY (An Exploration Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Stock Options and Warrants	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
Balance, October 1, 1996	1,754,242	$17,542	663,218	—	(558,504)	—	$122,256

Common stock issuances as follows:
- for cash at $0.50 per share	200,000	2,000	98,000	—	—	—	100,000
- for payment of liabilities and expenses at $0.50 per share	45,511	455	22,301	—	—	—	22,756

Net loss for the year ended September 30, 1997	—	—	—	—	(128,614)	—	(128,614)

Balance, September 30, 1997	1,999,753	19,997	783,519	—	(687,118)	—	116,398

Issuance of common stock as follows:
- for mineral property at $0.50 per share	150,000	1,500	73,500	—	—	—	75,000
- for lease termination at $0.50 per share	12,000	120	5,880	—	—	—	6,000
- for debt at $0.50 per share	80,000	800	39,200	—	—	—	40,000
- for cash at $0.20 per share	7,500	75	1,425	—	—	—	1,500
- for compensation at $0.50 per share	9,000	0	4,410	—	—	—	4,500

Issuance of stock options for financing activities	—	—	—	2,659	—	—	2,659

Net loss for the year ended September 30, 1998	—	—	—	—	(119,163)	—	(119,163)

Change in market value of investments	—	—	—	—	—	117,080	117,080

Balance, September 30, 1998	2,258,253	22,582	907,934	2,659	(806,281)	117,080	243,974
Common stock issuances as follows:
- for cash at an average of $0.07 per share	555,000	5,550	35,450	—	—	—	41,000
- for prepaid expenses at $0.33 per share	50,000	500	16,000	—	—	—	16,500
- for consulting services at an average of	839,122	8,391	158,761	—	—	—	167,152
- for mineral property at $0.13 per share	715,996	7,160	82,470				89,630
- for officers' compensation at an average of $0.24 per share	300,430	3,004	70,522	—	—	—	73,526
- for directors' compensation at an average of $0.25 per share	16,500	165	3,960	—	—	—	4,125
- for rent at $0.25 per share	1,000	10	240	—	—	—	250
- for equipment at $0.30 per share	600,000	6,000	174,000	—	—	—	180,000

Net loss for the year ended September 30, 1999	—	—	—	—	(716,759)	—	(716,759)

Other comprehensive loss	—	—	—	—	—	(79,179)	(79,179)

Balance, September 30, 1999	5,345,511	$53,454	$1,452,007	$2,659	$(1,523,040)	$37,901	$22,982

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY (An Exploration Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Stock Options and Warrants	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
Balance, September 30, 1999	5,345,511	$53,454	$1,452,007	$2,659	$(1,523,040)	$37,901	$22,982

Common stock and option issuances as follows:
- for employee, officer and director compensation at an average of	231,361	2,314	140,446	15,820	—	—	158,580
- for officers' and directors' compensation
At an average of $1.19 per share	11,500	115	13,615	—	—	—	13,730
- for services at an average of $0.47 per share	530,177	5,302	246,333	—	—	—	251,635
- for mineral property at $0.89 per share	1,000,000	1,000	88,000	—	—	—	89,000
- for investments at $0.33 per share	200,000	2,000	64,000	—	—	—	66,000
- for cash at $0.08 per share	456,247	4,562	28,969	—	—	—	33,531
- for cash, options and warrants	100,000	10,000	2,414	87,586	—	—	100,000
- for incentive fees at $0.33 per share	65,285	653	20,891	—	—	—	21,544
- for deferred mineral property acquisition costs at $0.13 per share	129,938	1,299	14,943	—	—	—	16,242
- for modification of stockholder agreement at $0.60 per share	200,000	2,000	118,000	30,000	—	—	150,000
- for modification of stockholder agreement	—	—	4,262	10,379	—	—	14,641
- from exercise of options at $0.12 per share	9,962,762	99,628	1,103,016	(37,524)	—	—	1,165,120

Cash received for the issuance of common stock warrants for 7,979,761 shares of stock	—	—	—	10,000	—	—	10,000

Miscellaneous common stock adjustments	(5)	—	—	—	—	—	—

Net loss for the year ended September 30, 2000	—	—	—	—	(2,186,541)	—	(2,186,541)

Other comprehensive income (loss)	—	—	—	—	—	(38,314)	(38,314)
Balance, September 30, 2000	18,232,776	$182,327	$3,296,897	$118,920	$(3,709,581)	$(413)	$(111,850)

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY (An Exploration Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Stock Options and Warrants	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
Balance, September 30, 2000	$18,232,776	$182,327	$3,296,897	$118,920	$(3,709,581)	$(413)	$(111,850)

Common stock and option issuances as follows:	192,000	1,920	190,080	—	—	—	192,000
- for cash of $1.00 per share
- for cash and consulting services from options for $0.39 per share	33,333	333	12,737	(3,070)	—	—	10,000

- for services at an average of $0.92 per share	13,700	137	12,463	—	—	—	12,600
- for officer and employee compensation at $1.13 per share	5,200	52	5,828	—	—	—	5,880
- for payment of accrued officer's compensation at $1.35 per share	10,000	100	13,400	—	—	—	13,500
- for consulting services at an ave of $0.77 per share	45,461	455	34,247	—	—	—	34,702
- for directors' compensation at $0.85 per share	75,000	750	63,000	—	—	—	63,750
- for modification of contract at $0.78 per share	3,000	30	2,310	—	—	—	2,340
- for interest payment on contract at an average of $0.80 per share	10,000	100	7,900	—	—	—	8,000
- for mineral property expenses at $0.85 per share	1,000	10	840	—	—	—	850
- for debt at $1.00 per share	134,500	1,345	133,155	—	—	—	134,500

Options issued to officers, directors and employees for services	—	—	—	354,000	—	—	354,000

Warrants issued as follows:
- for consulting services	—	—	—	170,521	—	—	170,521
- for loan agreements	—	—	—	141,547	—	—	141,547
- for extension of exercise period on outstanding warrants	—	—	—	608,058	—	—	608,058

Net loss for the year ended September 30, 2001	—	—	—	—	(3,437,354)	—	(3,437,354)

Other comprehensive income	—	—	—	—	—	413	413
Balance, September 30, 2001	18,755,970	$187,559	$3,772,856	$1,389,976	$(7,146,935)	$—	$(1,796,543)

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY (An Exploration Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Stock Options and Warrants	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
Balance, September 30, 2001	18,755,970	$187,559	$3,772,856	$1,389,976	$(7,146,935)	$—	$(1,796,543)

Common stock issuances as follows:
- for cash at $0.10 per share	2,500,000	25,000	225,000	—	—	—	250,000
- for a note payable at $1.00 per share	25,000	250	24,750	—	—	—	25,000
- for consulting fees payable at $0.55 per share	12,536	126	6,769	—	—	—	6,895
- for mineral properties at $0.70 per share	1,100,000	11,000	759,000	—	—	—	770,000
- for services at an average of $0.49 per share	112,500	1,125	53,625	—	—	—	54,750
- for financing expense at an average of $0.44 per share	82,429	824	35,369	—	—	—	36,193

Options issued to officers, directors and employees for services	—	—	—	29,528	—	—	29,528

Warrants issued as follows:
- for loan agreements	—	—	—	55,352	—	—	55,352

Expiration of stock options and warrants	—	—	91,814	(91,814)	—	—	—

Interest expense forgiven by shareholders	—	—	42,950	—	—	—	42,950

Net loss for the year ended September 30, 2002	—	—	—	—	(1,168,171)	—	(1,168,171)

Balance, September 30, 2002	22,588,435	225,884	5,012,133	1,383,042	(8,315,106)	—	(1,694,046)

Common stock issuances as follows:
- miscellaneous common stock adjustment	29,555	296	—	—	—	—	296
- for cash at $0.10 per share	5,500,000	55,000	495,000	—	—	—	550,000
- for consulting services at an average of $0.15 per share	1,763,779	17,638	243,362	—	—	—	261,000
- for loans payable at an average of $0.10 per share	369,160	3,692	33,225	—	—	—	36,917
- for prior period services at an average of $.13 per share	245,000	2,450	30,550	—	—	—	33,000
- for investments at $0.21 per share	450,000	4,500	88,668	—	—	—	93,168
- to officers and directors for services at $.10 per share	1,423,156	14,231	129,025	—	—	—	143,256
- penalty shares at $.26 per share	860,000	8,600	215,000		—	—	223,600

Change in market value of investments	—	—	—	—	—	1,800	1,800

Net loss for the year ended September 30, 2003	—	—	—	—	(966,958)	—	(966,958)
Balance, September 30, 2003	33,229,085	$332,291	$6,246,963	$1,383,042	$(9,282,064)	$1,800	$(1,317,968)

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY (An Exploration Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Stock Options and Warrants	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
Balance, September 30, 2003	33,229,085	$332,291	$6,246,963	$1,383,042	$(9,282,064)	$1,800	$(1,317,968)

Common stock issuances as follows:
- for cash at $0.20 per share	1,675,000	16,750	318,250	-	—	—	335,000
- for consulting services at an average of $0.35 per share	162,500	1,625	54,800	—	—	—	56,425
- for accounts payable at an average of $.24 per share	626,130	6,261	144,584	—	—	—	150,845
- for investments at $0.20 per share	125,000	1,250	23,750	—	—	—	25,000
- to officers and directors for services at $.12 per share	150,000	1,500	16,500	—	—	—	18,000

Expired options & warrants	—	—	503,774	(503,774)	—	—	—

Options issued to officers and directors for services	—	—	—	95,000	—	—	95,000

Gain on sale of internal securities	—	—	210,194	—	—	—	210,194

Change in market value of investments	—	—	—	—	—	(1,800)	(1,800)

Net loss for the year ended September 30, 2004 (restated)	—	—	—	—	(992,688)	—	(992,688)

Balance, September 30, 2004 (restated)	35,967,715	$359,677	$7,518,815	$974,268	$(10,274,752)	$—	$(1,421,992)

Common stock issuances as follows:
- for accounts payable at an average of $.38 per share	10,000	100	3,700	—	—	—	3,800
- for services at an average of $.29 per share	297,500	2,975	84,035	—	—	—	87,010

Convertible debt issuance:
- class A warrants at $0.15 per share	—	—	—	341,801	—	—	341,801
- class B warrants at $0.08 per share				187,748		—	187,748
- beneficial conversion rights at $0.19 per share	—	—	383,745	—	—	—	383,745

Expired options and warrants	—	—	10,137	(10,137)	—	—	—

Net loss for the period ended June 30, 2005 (unaudited)	—	—	—	—	(1,148,486)	—	(1,148,486)
Balance, June 30, 2005 (unaudited and restated)	36,275,215	$722,429	$15,519,247	$2,467,948	$(21,697,989)	$—	$(2,988,365)

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY (An Exploration Stage Company) STATEMENT OF CASH FLOWS

			Period from October 1,
	Nine Months Ended June30, 2005		1996 (Inception of
			Exploration Stage) to
	2005 (unaudited)	2004 (unaudited) Restated	June 30, 2005 (unaudited) Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,148,486)	$(615,401)	$(10,864,734)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,661	2,069	54,537
Amortization of debt discount	369,372	—	369,372
(Gain)/loss on investment sales	—	40,383	68,969
Loss on disposition and impairment of assets	—	—	185,891
Gain on sale of mineral property claims for securities	—	—	(500)
Gain on trade-in of property and equipment	—	—	(7,872)
Gain on forgiveness of debt	(62,815)	—	(201,581)
Interest expense forgiven by shareholders	—	—	20,848
Common stock issued for services
and expenses	87,010	92,425	1,070,984
Common stock issued for payables	3,800	—	223,456
Common stock and options issued as compensation	—	—	977,375
Stock options and warrants issued for financing activities	—	—	822,257
Common stock issued for investments	—	—	93,168
Common stock and warrants issued to acquire mineral
property options	—	—	1,114,873
Warrants issued for consulting fees	—	—	170,521
Common stock issued for incentive fees	—	—	21,544
Investment traded for services	—	—	45,939
Changes in assets and liabilities:
Inventory	—	—	857
Accounts payable	(81,848)	149,065	233,610
Accounts payable - checks in excess of bank balance		(3,297)	7
Accrued expenses	(4,162)	77,700	(2,567)
Prepaid expenses	(24,088)	—	(24,088)
Purchase deposits	(300,000)	—	(300,000)
Reclamation bond	(6,500)	—	(6,500)
Interest payable	112,610	(27,972)	212,113
Net cash used by operating activities	(1,052,446)	(285,028)	(5,721,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	—	35,126
Proceeds from sale of mineral property	—	—	20,000
Purchase of furniture and equipment	(3,162)	—	(49,215)
Proceeds from investments sold	—	15,000	183,161
Net cash provided by investing activities	(3,162)	15,000	189,072

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY (An Exploration Stage Company) STATEMENT OF CASH FLOWS

			Period from October 1,
	Nine Months Ended June 30, 2005		1996 (Inception of
			Exploration Stage) to
	2005 (unaudited)	2004 (unaudited) Restated	June 30, 2005 (unaudited) Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and short-term borrowings	(81,250)	(112,500)	(205,806)
Proceeds from internal securities sale	—	210,194	210,194
Sale of warrants for common stock	—	—	10,000
Proceeds from borrowings	1,245,412	47,500	2,714,569
Sale of common stock, subscriptions and exercise of options	—	325,000	2,693,151
Issuance of penalty shares	—	—	223,600
Net cash provided by financing activities	1,164,162	470,194	5,645,708

NET INCREASE IN CASH	108,554	200,166	113,260

CASH, BEGINNING OF PERIOD	8,313	2,558	3,607

CASH, END OF PERIOD	116,867	$202,724	$116,867

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$95,194	$98,706
Income taxes paid	$—	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock and warrants issued to acquire
mineral properties	$—	$—	$344,873
Common stock issued to acquire mineral property	$—	$—	$845,000
Common stock issued for acquisition of
mining equipment	$—	$—	$180,000
Common stock issued for services and expenses	$87,010	$56,425	$1,070,984
Common stock issued for investment	$—	$25,000	$185,168
Common stock issued for payables and accrued expenses	$3,800	$—	$223,456
Common stock issued for incentive fees	$—	$—	$21,544
Common stock and options issued as compensation	$—	$—	$977,375
Stock options and warrants issued for financing activities	$93,825	$—	$916,082
Beneficial conversion rights on convertible debt	$77,158	$—	$77,158
Warrants issued for consulting fees	$—	$—	$170,521
Deferred acquisition costs on mining property	$—	$—	$46,242
Purchase of equipment with financing agreement	$—	$—	$21,814
Investments received for mineral property	$—	$—	$5,500
Investments traded for services	$—	$—	$45,939
Equipment for loans payable	$—	$—	$4,500

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Notes Payable - Shareholders

The following summarizes activity of loan amounts due to shareholders (all of which are unsecured) since September 30, 2004:

Notes Payable as of September 30, 2004	$1,032,857
Additions	15,000
Repayments	—
Notes Payable as of June 30, 2005	$1,047,857

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

NOTE 7 - COMMON STOCK OPTIONS AND WARRANTS

Following is a summary of the status of warrants outstanding during the nine month period ended June 30, 2005:

	Number of Shares Under Warrants	Weighted Average Exercise Price
Outstanding at October 1, 2004	8,868,174	$0.46
Granted	4,350,000	0.36
Exercised	—	—
Forfeited	(130,000)	1.00
Outstanding at June 30, 2005	13,088,174	0.42
Weighted average fair value of warrants granted in nine month period ended June 30, 2005		$0.12

Following is a summary of warrants outstanding at June 30, 2005:

Number of Warrants	Strike Price	Expiration Date
7,954,761	$0.40	9/30/2006
520,000	$1.00	9/30/2007
150,000	$1.00	1/30/2007
113,413	$1.00	5/31/2007
1,933,333	$0.50	1/8/2010
2,416,667	$0.25	conditional
13,088,174

TREND MINING COMPANY
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2005

For the nine month period ended June 30, 2005, there were no common stock issuances due to the exercise of warrants. In accordance with SFAS 123, the Company utilizes the Black Scholes fair value model to value all option and warrant grants. During the nine months ended June 30, 2005, 130,000 warrants valued at $10,137 expired. This amount was reclassified to additional paid-in capital.

NOTE 8 - INCOME TAXES

As of June 30, 2005 the Company had net deferred tax assets of approximately $2,000,000. Because of the Company’s history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets. For the nine month period ended June 30, 2005 the valuation allowance increased approximately $257,000.

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

NOTE 11 - SUBSEQUENT EVENT

During July and August, 2005, the Company received short-term advances of $660,000 from officers and directors for continued operations and to accommodate the due diligence and payment of additional extension payments concerning the Andacolla mine. (See Note 9.) At this time, the board of directors have not finalized any debt or equity agreements concerning these short-term advances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

PART II - OTHER INFORMATION

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

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits None.

(b) Reports on Form 8-K.

8-KCurrent report, items 7.01 and 9.01 2005-06-27 000-31159

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND MINING COMPANY

Date: September 20, 2005	By:	/s/ Thomas Loucks
Thomas Loucks
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John P. Ryan
John P. Ryan
Treasurer and Chief Financial Officer (Principal Financial Officer)