Form 10KSB
period 2005-09-30
TREND MINING CO
filed 2006-01-13
CIK 1115954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Issuer’s telephone number (303) 798-7363

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $0 (none)

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $6,077,468 based upon the $0.229 closing price per share of Trend’s common stock as quoted by the OTC Bulletin Board on January 12, 2006.

The number of shares common stock, par value $0.01, issued and outstanding at January 12, 2006: 40,096,168 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Items 10 and 14 of Part III of this Annual Report on Form 10-KSB are incorporated by reference from Trend's definitive Proxy Statement to be filed in connection with the upcoming annual meeting of shareholders.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ii

WARNING CONCERNING FORWARD LOOKING STATEMENTS

This annual report on form 10-KSB for the year ended September 30, 2005 contains forward looking statements. These include statements regarding Trend’s intent, belief or expectations, or the intent, belief or expectations of Trend’s directors or Trend’s officers with respect to:

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

Also, whenever we Trend use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict” or similar expressions, we are making forward looking statements. Actual results may differ materially from those contained in or implied by the forward looking statements as a result of various factors. Such factors include, without limitation:

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

Forward looking statements are only expressions of Trend’s present expectations and intentions. Forward looking statements are not guaranteed to occur and they may not occur. You should not place undue reliance upon forward looking statements. You should read these cautionary statements as being applicable to all forward looking statements wherever they appear. Trend assumes no obligation to update the forward looking statements or the reasons why actual results could differ from those projected in the forward looking statements to reflect events or circumstances after the date hereof.

iv

TREND MINING COMPANY
FORM 10-KSB ANNUAL REPORT
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

Table of Contents

PART I

As used herein, “Trend Mining,” “Trend,” “we,” and the “Company” refer to Trend Mining Company.

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

Trend is an exploration company and has been engaged since 1998 in the acquisition and exploration of diverse metal properties, primarily in the United States and Canada. During the period 2004-2005, the Company commenced uranium exploration activities in Canada and, subsequent to the fiscal year end 2005, acquired a gold royalty interest in Chile. Trend’s plan is to acquire and explore mineral properties that have sufficient merit and potential to subsequently vend them to larger companies, such that Trend itself does not intend to be an operating miner in the near term. Rather, Trend seeks to create passive interests in high quality projects which become managed by other, larger firms. Currently, Trend controls properties which are prospective for copper-nickel, platinum-palladium, and uranium mineralization in Saskatchewan and Wyoming, and the Company has acquired a royalty on a gold mine which should commence commercial production of gold bullion during the second calendar quarter of 2006. At present, none of Trend’s exploration projects is known to contain commercially viable ore reserves, and none of Trend’s exploration properties is in production. Consequently the Company has no source of current operating income or cash flow, although the gold royalty may provide approximately $1.25 million in revenues over the next several years, about 75% of which could occur during 2006-mid 2008. Trend’s present business objectives for the near term are to focus on raising sufficient capital to retain and advance its mineral properties.

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

As more fully described below, the Company has formulated specific exploration plans for Trend’s exploration projects at Stillwater, and Lake Owen. As to the other projects, Diabase Peninsula (uranium) is being explored by Trend’s partner, Nuinsco Resources, such that Trend faces no immediate capital requirements relating to this project, and the Company plans to market its Peter Lake project although the Company has spent sufficient funds on this project to hold it for another year. Exploration generally proceeds in three phases, and Trend’s approach is typical. Phase One of exploration normally begins with recognition that a property has merit, acquisition of said property, and then follow up consisting of detailed geologic mapping and sampling of the rocks to verify if they contain anomalous concentrations of metals indicative of mineral potential. If after a preliminary evaluation a project still has apparent potential, considerable sums of money may be spent in the first phase to determine from surface geology and assaying of surface rocks whether the subsurface is worth testing; geochemical surveys will contribute to such elevated costs, but the Company may embark on geophysical surveys to learn more about the subsurface before drilling. Careful interpretation of the data collected from the various tests would then be used to determine whether further exploration is warranted.

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

The magnitude of Trend’s exploration budget - for existing projects as well as business development, will vary from project to project depending on the size of the project, its remoteness or accessibility, the quality and quantity of existing information, and the cost of appropriate next steps in advancing any given project. By way of example, it may cost well over $200,000 for a reconnaissance program at Peter Lake, where Trend controls a very large claim block (approximately 76 square miles) over geologically attractive and yet very remote and underexplored ground; fees required to hold all of this ground for another year to 2007 would cost Trend more than an equivalent amount, ~$200,000. In contrast, Trend spent approximately $9,000 for ground magnetic studies at Lake Owen - Trend’s second most advanced exploration project - because that is all that it cost for the next level of evaluation at this very accessible Wyoming property (along with approximately $78,000 in additional expenses for Bureau of Land Management holding fees, county filing fees, and related expenses).

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

LICENSE AND ROYALTY AGREEMENTS

Trend retains a 1% net smelter return royalty on the Andacollo gold mine in Chile which is being taken off of care and maintenance and placed back into commercial production by a group of private investors. The Company expects to begin receiving royalties on this property during the second or third quarter of fiscal 2006. The Company expects to receive sufficient revenues from the Chilean royalty to offset much of its corporate costs during the second half of fiscal 2006.

Trend retains a net smelter return royalty on the Pyramid project, an exploration property consisting of five unpatented mining claims in Churchill County, Nevada which the Company sold to Western Goldfields, Inc. in August 2002. Should the Pyramid property be placed into production, Trend will receive a 1.5% net smelter returns royalty.

Trend also owns a 2.5% net smelter returns royalty in connection with patented mining claims located north of Anchorage, Alaska, and owned by the Rae Wallace Company, a former subsidiary of Trend. As of January 11, 2006, the Company has not received any revenues as a result of these royalties.

GOVERNMENT COMPLIANCE

The Company’s activities are subject to extensive federal, state/provincial and local regulations in both the United States and Canada. These statutes regulate the mining of and exploration for mineral properties, and also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Company’s properties, the extent of which cannot be predicted. Also, permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays, depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. The Company is not presently aware of any specific material environmental constraint affecting its properties that would preclude the economic development or operation of any specific property.

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

Trend currently owns or controls one uranium and two PGE properties, and is acquiring a 50% interest in a third PGE project located at Stillwater Montana, as follows.

Property (1)	Location	Acres	Work Performed	Fiscal 2006 Exploration Budget (2)	Ownership / Interest
Stillwater (3)	Stillwater, Montana	1,400	$206,000 diamond drilling program.	$400,000	0%

Lake Owen	Wyoming	12,020	$15,000 magnetic survey and field geology.	$120,000	100%

Peter Lake	Saskatchewan, Canada	19,800 ha or 48,900 ac	Geological reconnaissance ($101,000), claim group expanded.	$Nil	100%

Cree Lake	Saskatchewan, Canada	4,224 ha or 10,438 ac	Acquired September 2004 - October 2004. Effective December 2004, Nuinsco Resources became operator and may acquire a 50% interest. Identified uranium targets and performed follow-up drilling during fiscal year 2005 worth $US360,000.	Nuinsco Resources is budgeting $US650,000 for winter 2005. $520,000 by Trend.	100%

Ancadollo, Chile	Andacollo, Chile	1,200 ha or 2,965 ac	Evaluation and acquisition.	Not relevant.	1%

Total		75,723		$1,040,000
_______________
(1)
Trend’s United States property interests are held in the form of unpatented lode mining claims. At Lake Owen, the Company controls 100% of the mineral rights to its unpatented claims. At Stillwater, the Company is spending money to earn a 50% interest in both patented and unpatented mining claims held or leased by Aurora Metals (BVI) Limited (“Aurora”). The viability of unpatented mining claims is dependent upon inherent uncertainties and conditions which relate to:

a.	The existence and sufficiency of a discovery of valuable minerals, as required under the 1872 Mining Law, to establish and maintain a valid unpatented mining claim;
b.	Proper posting and marking of boundaries in accordance with the 1872 Mining Law and applicable state statutes;
c.	Whether the minerals discovered were properly locatable as a lode claim or a placer claim;
d.	Timely annual payment of fees to the BLM and proper filing of documents at the county court house per revised statutes and regulations pertaining to mining claims upkeep and maintenance; and
e.	Possible conflicts with other claims not determinable from descriptions of record.
(2)	The Company’s exploration budget was funded from debt and equity financings.
(3)
Trend may acquire a 50% interest in Aurora Metals (BVI) Limited’s Stillwater project by spending $2 million over 5 years beginning January 1, 2005. Trend does not currently own any interest in the Stillwater project. Trend’s budget for fiscal 2006 is $400,000.

Claim location notices or certificates must be properly and timely filed and recorded for a valid unpatented mining claim pursuant to the 1872 Mining Law and applicable state statutes. Annual claim maintenance fees must be paid and proof of such payment timely filed and recorded. The Company has paid all annual fees to date and believes that the unpatented mining claims it owns or controls are valid and that the title to those claims is free from defects. However, Trend cannot make any assurance that the validity of Trend’s claims will not be contested by the federal government or challenged by third parties.

In Saskatchewan, the Company holds its mineral interests by unpatented mining claims as well, but maintenance of such mining claims depends upon conducting annual work programs or paying an equivalent fee at the present rate of $C12/hectare commencing the second year of tenure following acquisition of the claim. Each claim has an anniversary date depending on when it was staked and work can be grouped among contiguous claims as long as each such grouping is less than 10,000 hectares.

Saskatchewan provides a number of incentives for mineral exploration. For instance, if work or fees have not been conducted or paid by the anniversary date of the current year, then a cash deposit equivalent to the fee that had been due may be paid within 89 days after the anniversary date, validating the claim for another year as long as twice as much work is conducted the following year, at which time a full refund of the cash deposit is granted. Another program relates to a government sponsored offset of exploration expenditures. The Province establishes a fund each year out of which it will match 25% of corporate exploration costs up to a total of $C100,000 by participant. If companies oversubscribe for amounts in the fund, then Saskatchewan allocates its matching funds proportionately. Thus, in theory, Trend could spend $C400,000 on exploration and receive a rebate of $C100,000. In practice, Trend spent $C58,275 (~$US50,000) on exploration during the qualifying period in 2005 and received a rebate of $C8,989 ($US7,332) in November, 2005.

The table below details the annual fees and any work commitments required to retain title to each of the Company’s properties (for Cree Lake, the fees documented below pertain only to claims directly controlled by the Company):

PROPERTY	FEDERAL FEES		COUNTY FEES		PROVINCIAL FEES $C		ASSESSMENT WORK $US
Lake Owen/Albany	$75,125			$1,240		N.A.	N.A.
Stillwater	$8,875	(1)	$	nil		N.A.	N.A.
Peter Lake	N.A.			N.A.	$	C237,504	$204,253
Cree Lake	N.A.			N.A.	$	C50,688	$43,590	(2)
Andacollo	N.A.			N.A.		N.A.	N.A.
Total	$84,000			$1,240	$	C288,192	$247,843
(1)	Plus $8,100/yr in advance minimum royalty payments to underlying owners.
(2)	The Cree Lake obligation will be satisfied by Trend’s partner, Nuinsco.

INSURANCE

Because Trend's properties are exploration stage projects, the Company does not currently carry insurance on any of its properties on an ongoing basis. The Company does, however, plan to purchase liability insurance during 2006 drilling programs.

STILLWATER PROJECT, MONTANA

On January 11th, 2005, the Company announced that it had signed a Letter of Intent with Aurora Metals (BVI) Limited to enter into a joint venture agreement to explore for platinum group metals (“PGM” mineralization) as well as copper and nickel on portions of the Stillwater layered intrusive complex in Montana.

Layered intrusions such as Stillwater are known for hosting PGM mineralization, chrome, iron, copper-nickel and other metals in certain favorable layers of the massive rock body, and Stillwater itself is best known as the location of the largest platinum-palladium mining operations located outside of the Bushveld complex - a similar suite of rocks - in South Africa. Operated by Stillwater Mining Company (“SMC”), the Stillwater operation produces at an annual rate of approximately 600,000 ounces (combined platinum and palladium) per year.

Under terms of the joint venture agreement, Trend will be the operator during the exploration phase of the venture and can earn 50% in the project by spending $2 million over 5 years, from January 1, 2005. Work commitments during the first and second year total $100,000 and $400,000 respectively, after which work commitments total $500,000 per year. Other consideration to Aurora consists of 50,000 shares of Trend's common stock - paid on February 17, 2005, upon signing the definitive agreement - $20,000 cash and 20,000 shares on the first anniversary - paid January 2, 2006 - and $20,000 in cash or stock on subsequent anniversary dates until Trend has spent the agreed upon sum of $2 million. At that point, a 50-50 joint venture company will be formed by the two companies to operate and further develop the project. The Trend-Aurora arrangements will be subject to terms of two underlying agreements with the original claim owners.

Trend spent $124,000 during FY 2005 to maintain its interest in Stillwater through 2005, and additional funds were spent during the 2005 season but after the end of the fiscal year. The Company intends to spend $400,000 during the calendar year 2006. This property has cost the Company a total of approximately $135,500 through September 30, 2005.

Location and Access

Mining claims belonging to the Trend-Aurora Joint Venture at Stillwater lie approximately 90 miles west-southwest of Billings or 45 miles southwest of Columbus, Montana. From Columbus, access follows State Highway 78 southwesterly to Absarokee and a further 5 miles to a turnoff west onto State Highway 419. Stillwater Mining Company’s operations are located 29 miles southwest on Hwy 419, and the joint venture lands lie immediately south of the SMC fence line which crosses the southbound road in an east-west direction.

Title Status

The Stillwater property leased by Trend consists of portions of 60 unpatented and 17 patented mining claims covering approximately 1,400 acres. Because Trend is acquiring 50% of certain claims, it reimburses Aurora Metals only for holding costs related to the claims in which Trend can acquire a 50% interest, or approximately 59% of the total land package. Trend may acquire a 50% interest in the Stillwater project, owned by Aurora Metals, by spending $2,000,000 over 5 years. However, Trend does not currently own any interest in the Stillwater project. The lease will expire on January 1, 2010 unless Trend earns its interest in the joint venture.

The Company does not own its own plant or equipment relating to the project. If such plant and equipment is needed, the Company will procure the equipment from third party contractors. The portable drills that Trend contracted for this property use diesel fuel. All other equipment uses power produced by generators.

Exploration History

The Stillwater Complex is a large layered intrusive rock body which hosts a number of deposits and occurrences of platinum, palladium, copper, nickel, chrome, and minor gold mineralization. The producing Stillwater mine is the world’s largest producer of platinum and palladium outside South Africa and produces approximately 600,000 ounces of these metals annually. Exploration in the district dates back over 100 years and most of the district was acquired by the Mouat family, ranchers and farmers who lived nearby. Stillwater became a site of chrome production during World War II, and then, in the 1970s and 1980s, there was extensive exploration on claims owned mostly by the Mouats but conducted by Anaconda Copper Corporation, Johns-Manville, Chevron Resources and others to locate the horizon where mineralization similar to that in South Africa could occur. Johns-Manville and Chevron wound up with the now-producing horizon and Anaconda came away with similar ground with potential not only for platinum and palladium but also for copper and nickel as well as the WWII chrome property. Anaconda was subsequently acquired by ARCO and exited the minerals business, but the Anaconda mining claims have been handed down over the past 20 years through a chain of related junior companies and are now held by Aurora. Most of the patented and unpatented mining claims held by Aurora, and the portions now leased from Aurora by Trend, are leased from descendants of the original Mouat family. The ground that Trend is exploring hosts known deposits of copper-nickel mineralization as well as occurrences of platinum and palladium. The historic chrome workings are not being leased by Trend.

Between 1966 and 1979, Anaconda explored nickel-copper-cobalt occurrences at the Mouat Mine area on ground now being leased by Trend. The most extensively drilled resource was the Mouat nickel-copper deposit where 126 core holes were drilled on a 100-foot by 100-foot grid, totaling 108,600 feet, followed by 1,547 feet of exploratory development.

The following estimates, based on Anaconda’s disclosures, were published by the U.S. Geological Survey in 1993 as “resources,” but are estimates of mineralized material:

Mountain View Lease, Mouat Mine area, 92.0 million short tons at 0.27% Ni and 0.29% Cu as the “global” estimate at a cut-off grade of 0.2% Ni, or a more confined estimate of 23.1 million short tons at 0.62% Ni and 0.45% Cu at a cut-off grade of 0.4% Ni. This resource estimate represents in-place mineralized material and is not a proven or probable ore reserve estimate.

Geology and Mineralization

The Stillwater Complex, approximately 25 miles long, is a body of layered rocks which hosts mineralization that was deposited during the formation of the rock layers. For example, some layers may be extremely thin, with a thickness of from inches to several feet, but can extend along the entire 25 mile length of the complex. In fact, the horizon known as the J-M Reef which Stillwater Mining Company operates is known to extend for much of the 25 miles. After the rocks formed and cooled, they were tilted steeply to the north by a subsequent geologic event, such that what were originally horizontal layers, including the mineralized horizons, now are steeply tilted to the north, and extend 25 miles in essentially an east-west direction. The significance of this aspect of the geology is that Stillwater is mining in east-west-trending operations on one horizon, while Aurora-Trend are exploring for similar mineralization on a second horizon that lies immediately south of the SMC ground (and would have originally been beneath it). This is the same type of setting as occurs in South Africa, where mines are developed and producing on more than one layer of the South African Bushveld Complex.

During the summer of 2005, the Company completed three diamond drill holes on this property. The first hole, MV05-1, designated to test the historic Mouat nickel-copper resource, was lost in alluvium and landslide material before it could encounter bedrock. The second hole, MV05-2 (TD 600 feet), was targeting the source of a geophysical anomaly which could signify potential for nearby, associated platinum-palladium mineralization. The hole intersected prospective mineralogy (magnetite (>10%) and olivine) at depths of 300-350 feet. The third hole, MV05-3, targeted PGM mineralization at depths of approximately 350-500 feet, but was terminated when the Company realized it had passed beneath the target. Both of the latter two drill holes warrant follow-up in 2006.

Exploration Plans

Trend currently has plans for a $400,000 drilling, sampling, and exploration program during the summer of 2006 to continue the search for larger concentrations of copper, nickel, platinum and palladium. The program will involve a re-examination of historical showings as well as new drilling on highly prospective occurrences. Both of the targets tested in the latter two drill holes completed in 2005 warrant follow-up and may be re-tested in 2006. In addition, if re-examination of historical evaluations of the Mouat Nickel-Copper resource demonstrate that the deposit could be viable at today’s metal prices, Trend may escalate work at Stillwater to incorporate a second, simultaneous but larger effort on the Mouat. However, because this property is without any known reserves, all programs are exploratory in nature.

LAKE OWEN, WYOMING

Location and Access

The Lake Owen platinum group metals and magnetite property is located in Albany County, Wyoming, in the Medicine Bow-Routt National Forest. It was expanded in 1999 when Trend staked the adjoining Albany claims; henceforth, these projects are jointly referred to as “Lake Owen.” The Lake Owen property is approximately 40 miles southwest of Laramie, Wyoming. More specifically, access to the property is gained by driving 24 miles west on State Highway 130, then 11 miles south on County Road 47, then 2 miles west on Primary USFS Road 517, and 2-1/2 miles south on USFS Secondary Road 540 to the parking lot at the Lake Owen recreational site. From there, a walk or drive on dirt roads 2 miles due west to the heart of the property.

Title Status

The Company holds the Lake Owen and adjoining Albany properties by 601 unpatented mining claims. The project was acquired in March 2002 from predecessors in interest and remains subject to a 4% net profits interest royalty covering these claims. This property has cost the Company a total of $2,444,000 through September 20, 2005.

The Company does not own its own plant or equipment related to the property. If such plant and equipment is needed, the Company will procure the equipment from third party contractors. Any power used on this property is produced by generators which operate on diesel fuel.

Exploration History

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

During 2004, Trend commissioned Pincock, Allen, & Holt (“PAH”) in Denver to conduct a bench study to determine whether the Company’s existing drill and surface data suggested potential for economic iron-titanium-vanadium mineralization. Results of this study were mixed but not altogether discouraging; whereas the Bushveld’s beds of essentially pure magnetite are economic, the limited Chevron data indicated grades of 12% magnetite. At levels of 12% magnetite, PAH believes that a mining operation could break even, but there would be no further revenues to repay capital investment or generate a return. Trend now intends to pursue both PGM exploration as well as using detailed ground magnetic surveys to search for smaller zones of higher grade magnetite which might therefore support a stand alone mining operation. However, because there are no known reserves on this property, Trend's plans are exploratory in nature.

During 2005, Trend initiated ground magnetic geophysical surveys over the property in an effort to understand where higher grade concentrations of magnetite might occur (with, in turn, potential for higher grade concentrations of ilmenite and vanadium), and also to better understand the structure of the layered intrusion in order to better understand the locus of potential PGE mineralization. These studies were continued into the Fall of 2005 and may be completed in the Spring of 2006.

Geology and Mineralization

The Lake Owen property is a platinum-palladium-magnetite occurrence hosted in an extensive layered igneous intrusive complex with a lateral dimension of approximately four by six miles. The complex occurs as a steeply dipping body of rock along the margin of the Archean Wyoming Province. The exposed stratigraphic thickness of these rock units is approximately 20,000 feet.

Four separate zones of anomalous platinum group metals mineralization and at least two zones of magnetite mineralization have been identified at Lake Owen by mapping and airborne geophysical surveys, respectively. The upper PGM zone has been traced for about six miles along strike. The middle PGM zone is about 1,500 feet stratigraphically below the upper zone, while the lower PGM zone is situated approximately 5,500 feet stratigraphically below the upper zone. Surface geochemical sampling identified one additional PGM zone, although the outcrop exposure in this fourth zone is limited and the extent of the anomaly has not yet been defined. Trend has initiated but has not completed geophysical surveys relating to the magnetic anomalies in direct respect to magnetite mineralization.

Exploration Plans

The Company hopes to utilize 2005’s geophysical survey as a catalyst to begin an ongoing and much more thorough evaluation of the greater Lake Owen complex with the ultimate goal of drilling for both magnetite (iron-titanium-vanadium mineralization) as well as PGEs.

The Company plans to spend $120,000 in 2006 to maintain the claims ($78,000), to complete the ground magnetic surveys ($5,000), and, time permitting, to initiate shallow drilling on both PGE and magnetite targets ($37,000).

DIABASE PENINSULA, CREE LAKE AREA, SASKATCHEWAN, CANADA

The Athabasca Basin hosts uranium deposits that are among the highest grade in the world, and is the locus for intensive uranium exploration activity by both junior exploration companies and large uranium producers. In September of 2004, Trend entered into a program to explore for uranium in Saskatchewan by acquiring exploration rights in the Cree Lake area of the Athabasca Basin, and subsequently the Company announced in October and December that it had acquired additional lands located farther to the southwest along the same mineralized trend. Trend also announced on December 14th that Nuinsco Resources Limited (“Nuinsco”) had entered into an agreement to potentially earn 50% in Trend’s interests by spending $C 1 million over three years and taking over the day to day management of the exploration of these claims.

Trend’s land position covers Diabase Peninsula and adjacent acreage located along the western margin of Cree Lake. The claim block is situated along the contact of the Mudjatik and Virgin River Domains, two geological provinces in northern Saskatchewan. This contact zone is manifested by the graphite-bearing Cable Bay Shear Zone, a major structure believed to control the location of important uranium occurrences in this area of the Athabasca Basin. Diabase Peninsula - and Trend’s land position - is known to contain hydrothermally altered boulders of sandstone as well as being characterized by geophysical anomalies suggestive of a graphitic conductor at depth. Both the altered boulders and the conductor are considered to be typical signs of potential uranium mineralization. During 2005, Inco staked claims adjacent to those of the company.

Location and Access

The Cree Lake/Diabase Peninsula uranium property is located along the western shore of Cree Lake, approximately 570 kilometers (350 miles) due north of Saskatoon. The property is accessible only by floatplane or helicopter. There are no roads to Cree Lake, located in north central Saskatchewan. Commercial air flights are available into La Ronge, from where one typically rents float planes (summer) or skid planes (winter) to fly 160 miles directly to the property.

Title Status

The Cree Lake property consists of eight mining claims covering 18,646 hectares (72square miles). The central three mining claims cover 4,224 hectares (16 square miles), two of which are owned outright by Trend and one of which was leased in October 2004 from a Canadian individual. The two claims owned by Trend require a minimum work commitment (or fee in lieu of work) of $C30,516 ~($US 26,250) per year. The claim that is leased by Trend (known as Diabase Peninsula and herein referred to as the Diabase Peninsula Lease) was staked in 2001 and carries a minimum work commitment (or fee) of $C20,172 ($US17,350) per year. Going forward, it will be Nuinsco which will be conducting exploration on the three claims. Whereas the aggregate annual work commitment for the three claims will be $C50,688 (~$US43,590), terms of the agreement with Nuinsco require the latter party to expend at a minimum $C250,000, $C350,000, and $C400,000 (~$US215,000, ~$US301,000, and ~$US344,000) in 2005, 2006, and 2007, respectively, and thus the title will be maintained in good standing. Under terms of the agreement, the five claims which were staked by Nuinsco both to protect and enhance the three-claim core of the property fall within a 10 kilometer area of influence and thus any mineralization found on Nuinsco’s claims will belong to the joint venture, but any expenditures made on Nuinsco claims will not apply to the work commitment required on Trend’s three claims.

Terms of the Diabase Peninsula Lease require that, in addition to the work commitment or government fee, Trend is to make property to the owner of $C15,000, $C20,000, and $C30,000, respectively, in cash or stock, on September 2 of each of the first three years. Trend has made two of such payments to date, and the final payment is due September 2nd of 2006. Trend may exercise its right to purchase the claims for $CDN 1 million any time during the first eight years of the option, at which time the property remains subject to a 3% gross royalty on any and all minerals produced. Under the terms of the Nuinsco agreement, should Nuinsco earn its 50% interest, Nuinsco will become obligated to maintain the lease. In the meantime, Nuinsco has agreed to pay Trend 250,000 shares of Nuinsco common stock to offset the cost of Trend’s making the three annual payments to the underlying landowner. This lease expires on September 2, 2012. This property has cost the Company a total of  approximately $58,460 through September 30, 2005.

The Company does not own its any plant or equipment related to this project. If such plant and equipment is needed, the Company will procure the equipment from third party contractors. Any power used on this property is produced by generators which operate on diesel fuel.

Exploration History

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

The Cree Lake area was explored in the late 1970s-early 1980s by Saskatchewan Mining Development Corporation (“SMDC,” then a government corporation and predecessor to publicly-owned Cameco Corporation). SMDC carried out surface geochemistry and airborne and ground geophysics as well as limited drilling. All of these programs confirm the presence of anomalous rocks and rock chemistry at Diabase Peninsula, characteristics suggestive of potential uranium mineralization.

Geology and Mineralization

The claim block is situated along the contact of the Mudjatik and Virgin River Domains, two important geological provinces in Saskatchewan. The contact zone between these domains is manifested by the graphite-bearing Cable Bay Shear Zone, a major structure believed to control the location of important uranium occurrences in this area of the Athabasca Basin.

Diabase Peninsula is known from earlier SMDC work to contain hydrothermally altered boulders of sandstone as well as being characterized by geophysical anomalies suggestive of a graphitic conductor at depth. Both the boulders and the conductor are considered to be typical signs of potential uranium mineralization. Exploration programs will entail detailed geological mapping and extended geophysical surveys to identify drilling targets. However, because this property is without any known reserves, all programs are exploratory in nature.

Exploration Plans

Nuinsco completed both ground and airborne geophysical programs as well as geochemical prospecting during 2005 designed to identify uranium targets for drilling mainly in 2006. Results of geochemical and geophysical programs were very encouraging in that concordant anomalies were found in each survey, reinforcing the merits of drilling. The normal mode of operation in northern Saskatchewan, in remote areas such as Cree Lake, is to drill in winter so that heavy equipment may be mobilized over winter roads and frozen lakes. Drilling commenced in December , 2005. Trend is presently carried by Nuinsco and need not spend any funds on exploration at Diabase Peninsula until after Nuinsco earns its 50% interest and a joint venture is formally created. Trend estimates that Nuinsco’s earn in could happen in January-February. At present, Nuinsco has not proposed a budget for the remainder of 2006, but Trend estimates that expenditures of $C 1.0 million could be proposed, and Trend would have to raise 50%, or $C500,000 (approximately $US 400,000) to fund its share, most likely by early summer.

PETER LAKE, SASKATCHEWAN, CANADA

Location and Access

At Peter Lake, Trend is exploring for platinum group metals, copper, nickel, and gold mineralization. The property is located immediately west of Reindeer Lake in northern Saskatchewan, Canada, approximately 190 miles north/northeast from La Ronge. There are no roads to Peter Lake, located in northeastern Saskatchewan. Commercial air flights are available into La Ronge, from where one typically rents float planes (summer) or skid planes (winter) to fly north 200 miles to Wollaston Lake or 275 miles to Stony Rapids, and then back 40 miles or 150 miles, respectively, to Peter Lake.

Title Status

The Peter Lake property now consists of eight mining claims covering 19,792 hectares (~76 square miles Seven of the Company’s claims were staked in the Spring and Fall of 2005 and may be held without additional fees or assessment work through the Fall of 2006. The Company’s 2005 exploration program expended sufficient monies such that the Company’s eight claims will not require fees or work programs to hold it till March of 2007. This property has cost the Company $238,000 in staking expenses and recording fees.

The Company does not own its own plant or equipment. If such plant and equipment is needed, the Company will procure the equipment from third party contractors. Any power used on this property is produced by generators which operate on diesel fuel.

Exploration History

The Peter Lake claims are a portion of the Peter Lake Domain, a geologic province which is known to host the second largest mafic layered intrusive complex in North America; in turn, this suite of rocks is recognized to host known occurrences of copper-nickel and platinum-palladium mineralization. In 1982, exploration geologists from a number of mining and oil companies discovered copper, nickel, platinum, and palladium in grab samples from trenches widely located over a strike length of approximately 81 miles. However, while individual showings are rich enough to be considered economic, in and of themselves none have yet proven sufficiently extensive to contain a resource with potentially extractable mineralization. Thus, this property is without any known reserves and any plans or programs for this property are exploratory in nature. The Company’s reconnaissance exploration program during 2005 covered much of the aforementioned 76 square miles and resulted in initial follow-up of some of Trend’s known prospective ground as well as follow up of new occurrences previously identified by others.

Geology and Mineralization

The Peter Lake complex, with a length of 180 kilometers (approximately 112 miles) and a width of 30 kilometers (approximately 19 miles), is the second largest layered intrusive complex in North America, after the Duluth Gabbro. The geology is often obscured by tundra, muskeg, and forest cover, but nevertheless the area is recognized for its copper-nickel-platinum-palladium potential, based upon both the local geology which is favorable for this type of mineralization and also upon the scattered but attractive occurrences of these metals. So much so, in fact, that in the past four years there has been a joint venture between the Geological Survey of Canada and the Saskatchewan Geological Survey to spend several million dollars (CDN) on the belt of rocks which centers over Trend’s claims. The information gathered by this program was released in May, 2005, and the Company was able to benefit from the many geophysical maps released in order to guide the 2005 summer exploration program.

Exploration Plans

Trend’s geological studies including mapping and surface sampling conducted during the summer of 2005, costing the Company $180,000, served to highlight both the potential of the ground and the high cost of exploring it. The Company plans no field work for 2006 at Peter Lake, and rather hopes to find a stronger industry partner to continue exploration of the Peter Lake claim group. The Company’s broad reconnaissance program in 2005 expended $180,000 in direct expenditures (i.e., without any allocation of G&A) and served to highlight both the potential of the ground as well as the high cost of exploring it. The Company hopes that the results of its focused 2005 field work will entice a major to join the program and fund it in 2006 and beyond.

ANDACOLLO, CHILE

In related transactions initiated on September 20th and dated October 4, 2005, Trend acquired a 30% interest in a Chilean gold mine and resold it for cash and a 1% net smelter returns royalty on the mine. As additional consideration, the Company retains a 30% back-in right for an operating interest in the mine, exercisable any time through April 1, 2006. The mine obtained its final operating permits on December 27, 2005, and should be fully operational by the second quarter of 2006, after which Trend will receive 1% of gold revenues from the mine in monthly installments.

Trend holds only a 1% royalty interest and no longer owns or operates this mine.

Location and Access

The Andacollo gold mine is located 55 kilometers (~34 miles) from the town of La Serena in the coastal range of central Chile at an elevation of 1100 meters (3,600 feet). The Chilean corporation which operates the mine is Compania Minera Dayton (“CMD”). The mine is easily accessible by paved road from La Serena where miners live in this part of Chile. Alternatively, the mine is located adjacent to the village of Andacollo where much of the work force lives.

Title Status

The property comprises 72 mining claims covering 1,200 hectares, all but one of which are owned by Compania Minera Dayton. All of the mining claims from which gold would be produced at Andacollo are owned or under the control of CMD.

This property has cost the Company approximately $3,300,000, however, the Company’s costs of acquiring the property were more than reimbursed during the sale of the interest, described below, such that Trend owns the residual royalty for negative consideration approximating $69,000. Trend will have no costs at this project going forward, and owns no plant or equipment at the operation.

Exploration History

Gold mining has been the principal activity in the town of Andacollo during most of its existence. Records indicate historical production of about three million ounces since the 1500s, principally from small vein and alluvial operations. In the late 1980s, Chevron Resources recognized the potential for low grade, bulk tonnage gold production and commenced exploration. Subsequently, Chevron determined to exit the mining business and sold the property to Dayton Mining Company, a junior Canadian mining firm.

The steady decline in the gold price through the end of the 1990’s (reaching US$260/oz in 2000) challenged the entire industry. Andacollo was unhedged and, as a result, in December 2000, Dayton’s subsidiary CMD started paring down the operation and liquidating the assets not related to the ongoing final leaching of stacked material. Leaching of residual gold out of the heaps at Andacollo continued continued until recently and enabled CMD to pay off all creditors. Dayton was subsequently acquired by Pacific Rim Mining, another Canadian firm which acquired Dayton to obtain its gold deposit in El Salvador, and subsequently Pacific Rim put Andacollo, and Dayton’s Chilean subsidiary CMD, up for sale in May of 2005.

Trend endeavored to purchase 100% of CMD but found it difficult to raise financing during the summer months. Ultimately, Trend bought 30% of the mine along with a group of accredited investors who purchased 70% on September 20, 2005. The investor group then made Trend an offer to buy Trend’s 30% stake in exchange for a package of cash (more than full reimbursement of all expenses), a one percent net smelter returns royalty, and a 30% back-in right excercisable through April 1, 2006.

CMD has produced about 588,000 ounces since it started operations in 1996 as a 20,000 ton per day open pit heap leach gold operation. The operation was built by Bechtel and the equipment was new when installed and the plant, crushing and stacking equipment is all in place. The leach operation was state of the art in 2000 and meets all of the current environmental standards recognized for such operations worldwide. The mine was placed on care and maintenance from 2000 through 2005 but the new owners have quickly moved to refresh the operating permits and the mine is being readied for re-start anticipated by March 1, 2006. Gold production should start during the Spring of 2006, and Trend hopes to be receiving gold income by Summer 2006.

Geology and Mineralization

Andacollo’s geologic setting is similar to that of many copper-gold systems around the Pacific margin. The gold deposit itself actually sits on the fringe of a larger copper system and mine owned and operated by Aur Resources, and, while the current CMD operation is focused on recovering gold from volcanic rocks, there may be potential for copper mineralization at depth.

Gold occurs in low grade concentrations averaging 0.029 ounces of gold per ton, and a proven mineable reserve exceeding 250,000 ounces of recoverable gold has been defined as estimated by Systemes Geostat International Inc., an outside consultant. This reserve is contained in a very low grade resource but, unless the gold price appreciates dramatically, even above current gold price levels, it is not expected that the mine will recover much more than the known recoverable reserve of 250,000 ounces. Trend’s one percent royalty interest could therefore convey 2,500 ounces of gold over approximately seven years. Most of the gold extraction is anticipated to occur in the first two years, and therefore mid calendar 2006 to mid calendar 2008. The new owners are revising the production schedule but Trend has not yet received any revised forecast of how much gold will be produced in the near term. The operation will also produce a small amount of by-product silver and copper, and, at present price levels, those by-products will essentially pay for the transportation, insurance, and refining of the gold, such that the “net” smelter return of 1% should equate very closely to one percent of the gold.

Exploration Plans

The investor group which has purchased the mine has no interest in exploration and rather intends to optimize production from the existing resource and then close the mine. That said, there have been inquiries by other parties about forming a joint venture to explore for copper on ground controlled by CMD. In the event that such a venture meets with any success and contributes new reserves to the operation, then Trend’s one percent royalty will pertain to such new production as well.

LOCATION MAPS

Figure 1. Stillwater Project, Montana and Lake Owen, Wyoming

Figure 2. Diabase Peninsula, Cree Lake Area, Saskatchewan, Canada

NORTHWEST TERRITORIES
REINDEER LAKE
CREE LAKE
Uranium City
Fond du Lac
Stone Rapids
Southend
MANITOBA
ALBERTA
La Ronge
SASKATCHEWAN
Pierceland
Meadow Lake
Lloydminster
Prince Albert
Melfort
North Battleford
Wakaw
Saskatoon
Foam Lake
Rosetown
Watrous
Yorkton
Regina
Swift Current
Moose Jaw
Maple Creek Hills
Weyburn
Estevan
CANADA
USA
0
200 km

Figure 3. Andacollo, Chile

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

EXCHANGE RATE - $C/$US: Many of the Company’s expenses occur in Canadian dollars. Where obligations are cited herein, the Canadian obligation will be quoted and then translated into US currency at the rate prevailing on or about September 30th, 2005: $C1.16 per US dollar.

EXPLORATION: work involved in searching for ore by geological mapping, geochemistry, geophysics, drilling, and other methods.

GABBRO: coarse-grained, dark colored igneous rocks. Intrusive equivalent of volcanic basalt (intrusive rocks cool within the earth’s crust, as opposed to extrusive, or volcanic, rocks which cool in the atmosphere).

GEOCHEMISTRY: study of relative and absolute abundances of chemical elements and atomic species (isotopes) in rocks, soils, water, or atmosphere.

GEOPHYSICS: study of the earth by quantitative physical methods.

HECTARE: metric measure of area, equivalent to 2.47105 acres or 0.003861 square miles.

HYDROTHERMAL: pertaining to hot water, especially with respect to its action in dissolving, re-depositing, and otherwise producing mineral changes within the earth’s crust.

INTRUSION/INTRUSIVE: a volume of igneous rock that was injected, while still molten, into the earth’s crust or other rocks and solidified before reaching the surface as (opposed to extrusive or volcanic).

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

METALLIFEROUS: bearing or producing metal.

MINERALIZATION: as applied to mineral deposits, the process of adding concentrations of metals to rocks.

NET PROFITS INTEREST ROYALTY: a share of net profits generated from a mining operation.

NET SMELTER RETURNS ROYALTY: a share of net revenues generated from the sale of metal produced by a mine, net after certain deductions for the cost of transporting, insuring, and refining the metal.

OCCURRENCE: site or area where detectable mineralization is known. May or may not be economic.

ORE: material that can be mined from an ore body and processed at a profit.

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

SEDIMENTARY ROCKS: rocks resulting from the consolidation of loose detritus of older rock.

SHEAR: a zone of deformation caused the by lateral movement along numerous parallel planes.

SULFIDE: a metallic mineral composed of sulfur combined with base metals.

STRIKE: the bearing of a vein or a layer of rock.

ULTRAMAFIC: said of an igneous rock composed chiefly of mafic materials and which contains less than 45% silica (and therefore virtually no quartz or feldspar).

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

ITEM 3.  LEGAL PROCEEDINGS

On May 21, 2002, one of the Company’s vendors, Nevada Southwest Investments LLC, doing business as Reno Business Park, obtained a judgment against the Company, in the Second Judicial District, Washoe County, Nevada to collect the amount of $18,574.90 (inclusive of fees and costs) plus interest at the rate of 18% per annum due under a rental lease agreement for office space the Company chose to vacate. The Company did not contest this action since it had no basis to do so. This judgment, unless paid, may ultimately result in liens against the Company’s bank account, other Company assets, or the mineral properties held by the Company. The Company is attempting to negotiate with the creditor to make suitable payment arrangements to pay this judgment over time. The Creditor had scheduled a debtor’s hearing in the early part of 2004 but the hearing was cancelled and not rescheduled. The Company has not had further communication from this creditor since that time.

On August 24, 2005, plaintiff filed a complaint against the Company in the United States District Court for the Eastern District of New York, seeking $52,500 in legal fees, under Section 16(b) of the Securities Exchange Act of 1934, which were allegedly incurred in connection with the Company's recovery of alleged short-swing trading profits from an insider of the Company. The case was dismissed with prejudice on or about November 29, 2005, pursuant to a compromise and settlement under which the Company paid plaintiff the sum of $26,250.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders for the quarter ended September 30, 2005.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market for the Company’s Common Stock

The Company’s common stock trades under the symbol TRDM.OB on the Over-the-Counter Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc. Following is information about the range of high and low bid prices for the Company’s common stock for each fiscal quarter in the last two fiscal years and the first two fiscal quarters of the current fiscal year.

Quarter Ended	High Bid Quotation (1)	Low Bid Quotation (1)
March 31, 2003	$ 0.32	$ 0.17
June 30, 2003	$ 0.18	$ 0.12
September 30, 2003	$ 0.40	$ 0.12
December 31, 2003	$ 0.58	$ 0.23
March 31, 2004	$ 0.45	$ 0.23
June 30, 2004	$ 0.45	$ 0.23
September 30, 2004	$ 0.29	$ 0.16
December 31, 2004	$ 0.33	$ 0.23
March 31, 2005	$ 0.36	$ 0.205
June 30, 2005	$0.31	$0.19
September 30, 2005	$0.28	$0.20
January 12, 2006	$0.229	$0.11

(1)	These quotations are from the OTC Bulletin Board and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

As of December 12, 2005, there were 926 holders of record of our common stock, however, we believe that there are additional beneficial owners of our common stock who own their shares in “street name.”

Dividends

There have been no cash dividends declared on our common stock since our company was formed. Dividends are declared at the sole discretion of the Company’s board of directors. It is not anticipated that any dividends will be declared for the foreseeable future on the Company’s common stock.

Equity Compensation Plan Information

As of the date of this report, the Company has no compensation plans under which Trend’s equity securities may be issued which have not been approved by Trend’s shareholders.

The following table provides a summary, as of September 30, 2005, of Trend’s shareholder-approved, 2000 Equity Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,200,000(2)	$0.37 (3)	2,200,000 (1)
Equity compensation plans not approved by security holders	0	N/A (4)	0
Total	2,200,000		2,200,000

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

(2)
In the fiscal year ended September 30, 2004, Trend issued options to purchase 500,000 shares of common stock to Thomas Loucks, as compensation and 500,000 options to Ishiung Wu, as compensation and 200,000 options to Michael Sharratt, as compensation. Thomas Loucks and Ishiung Wu’s options vested as follows: 250,000 each vested immediately, 50,000 each vested on December 27, 2004, 100,000 each vested on May 28, 2005, and 100,000 each will vest on May 28, 2006. Michael Sharratt’s options vested immediately.

(3)
In the fiscal year ended September 30, 2005, Trend issued options to purchase 1,000,000 shares of common stock to Thomas Loucks, as compensation options to purchase 750,000 shares of commons stock and to John Ryan, as compensation options to purchase 250,000 shares of common stock. Thomas Loucks’ options vested as the follows: 400,000 vested on July 11, 2005, 200,000 will vest on July 11, 2006 and 150,000 will vest on July 11, 2007. John Ryan’s options vested immediately. Trend also issued 600,000 shares of common stock to its board of directors as compensation for fiscal 2005, which is not included in Columns a & b.

(4)
This table does not include warrants to purchase 14,738,178 shares at an average exercise price of $0.49 which are issued and outstanding. The table also does not include warrants and common stock issuable in connection with certain loans from shareholders to the Company. From 2000 to the end of the reporting period, Trend has incurred net convertible debt aggregating $2,832,857 (the “Shareholder Debt”) pursuant to loan agreements with certain of Trend’s shareholders. The terms of these loans vary as follows: (A) on $130,000 of the debt, each $0.50 of the Shareholder Debt is convertible into units comprised of one share of Trend’s common stock and one warrant to purchase a share of Trend’s common stock at $1.00; (B) on $902,857 of the debt, each $1.25 of the Shareholder Debt is convertible into units comprised of one share of Trend’s common stock and one warrant to purchase a share of Trend’s common stock at $1.50. If all Shareholder Debt were converted to units per these terms, 982,286 additional shares of common stock and 722,286 additional warrants exercisable at $1.50, and 260,000 additional warrants exercisable at $1.00 would be issued; and (C) on $1,800,000 of the debt, each $0.30 of the Shareholder Debt is convertible into units of one share of common stock, 40 Class A Warrants for every 100 shares the $1,800,000 of the Shareholder Debt is convertible into with each having a right to purchase one share of Trend’s common stock at $0.50 and 50 Class B Warrants for every 100 shares the $1,800,000 of the Shareholder Debt is convertible into having a right to purchase one share of Trend’s common stock at $0.25.

Recent Sales of Unregistered Securities

The Company had 37,275,942 shares of common stock issued and outstanding as of September 30, 2005. The issuances discussed under this section are exempted from registration under Rule 506 of the Securities Act of 1933, as amended (the “Securities Act”), or Section 4(2) of the Securities Act, as indicated. All purchasers of the issued securities represented to us that they acquired the shares for investment purposes only and all stock certificates contain appropriate restrictive legends. No underwriters or brokers or dealers were involved in connection with the sales of securities referred to in this section.

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

Between October and December 2002, Trend issued 5,250,000 shares of common stock for $275,000 cash and the conversion of $250,000 of loans made to the Company in July and August 2002 as discussed above. The purchases were made by a group of accredited investors in a private placement. In January 2003, Trend issued an additional 250,000 shares of common stock for $25,000 to one accredited investor in a private placement. Pursuant to the terms of the private placement, the Company agreed to file a one-time registration statement within 14 days of the completion of the offering, seeking registration of the shares sold for sale from time to time. The investors who purchased the shares in this offering represented to the Company that they had no current intention to re-sell their shares. The Company filed such registration statement, but subsequently withdrew the filing due to the substantial expense which would be entailed in rendering it effective. Because the Company was unable to render the registration statement effective, the Company issued 860,000 additional shares to the investors who purchased shares in this offering. Such shares were issued in September 2003. The Company has no further obligation to register the shares. The Company relied upon Rule 506 in connection with these issuances.

In January 2003, we issued 450,000 restricted shares of Trend’s common stock to John P. Ryan in exchange for 18,334 shares of common stock of Cadence Resources Corporation and 35,000 shares of the common stock of Western Goldfields, Inc. The shares exchanged by Mr. Ryan had a market value of $93,000 at the time of the exchange. Mr. Ryan is a director and the chief financial officer of Trend and is also an officer of Cadence Resources Corporation and Western Goldfields, Inc. Trend subsequently sold the 18,334 shares of the common stock of Cadence Resources Corporation for $23,084.50 and the 35,000 shares of the common stock of Western Goldfields for $27,000. The Company relied on the exemption from registration under Rule 506 in connection with these issuances.

In January 2003, Trend issued a total of 369,160 shares of common stock valued at $36,916 for loans and expenses payable. 169,160 of these shares was issued to Kurt Hoffman, former president of the Company and 200,000 shares to a director, for $9,500 of salary owed and $7,416 of expenses incurred on behalf of the Company, respectively. The Company relied on the exemption from registration found in Rule 506 in connection with these issuances.

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

On September 15, 2003, pursuant to Trend’s 2000 Equity Incentive Plan, each of Trend’s six directors received a grant of 100,000 shares of Trend’s common stock, valued at $0.10 per share. The Company relied on an exemption from registration found in Section 4(2) in connection with these shares.

On May 28, 2004, pursuant to the Company’s 2000 Equity Incentive Plan, the board granted Ishuing Wu 500,000 options in recognition of his undertaking the role of chairman of the board. These options carry the right to purchase the Company’s common stock at $0.37 per share, all with a three year term from the date of vesting. On the same date the Company granted Thomas Loucks 500,000 options in recognition of his undertaking the role of president of the company. These options carry the right to purchase the Company’s common stock at $0.37 per share, all with a three year term from the date of vesting. The vesting schedule for each individual is as follows: 250,000 vested immediately, 50,000 vested on November 28, 2004, 100,000 vested on May 28, 2005 and 100,000 are scheduled to vest on May 28, 2006.

On December 8, 2004 and January 27, 2005, Trend issued to five accredited investors notes in the aggregate principal amount of $1,450,000, convertible into 4,833,336 shares of common stock and Class A Warrants and Class B Warrants to purchase shares of its common stock. If all of the Warrants are exercised, Trend will issue 4,350,000 shares of its common stock. The Class A warrants are exercisable for five years at an exercise price of $0.50 per share. The Class B Warrants are exercisable until the one hundred eightieth (180th) day following the effective date of the registration statement of which this prospectus is a part and may be exercised at a price of $0.25 per share. Trend paid a finders fee to Ghillie Finanz, AG in connection with the foregoing placement consisting of (i) $169,000, (ii) a Class A warrant to purchase 650,000 shares of Trend’s common stock, and (iii) a Class B Warrant to purchase 650,000 shares of Trend’s common stock. The Company relied on the exemption from registration found in Section 4(2) in connection with these issuances.

In January 2005, pursuant to a joint venture agreement with Aurora, we issued 50,000 shares of the Company’s common stock on commencement of the agreement. The Company relied on the exemption from registration found in Section 4(2) in connection with these issuances.

On January 19, 2005, pursuant to Trend’s 2000 Equity Incentive Plan, each of Trend’s six directors received a grant of 100,000 shares of Trend’s common stock, valued at $0.28 per share, for board services rendered during fiscal 2004. The Company relied on an exemption from registration found in Section 4(2) in connection with these shares.

In June 2005, Trend’s board granted one share of common stock for every $10 to be loaned to the Company by officers and/or directors. The loans bear interest at the rate of 10% per annum. In July and August, $660,000 was loaned to the Company by an officer and a director. Thus, 66,000 shares were granted pursuant to this Board action. In granting these shares, the Company relied on the exemption from registration found in Section 4(2) in connection. $360,000 of the $660,000 loans were repaid as follows: $60,000 was repaid to Chairman Ishiung Wu on October 24, 2005, and $300,000 was repaid to President Thomas Loucks on January 3, 2006. $300,000 plus accrued interest remains outstanding.

On July 11, 2005, the board of directors granted options to Thomas Loucks and John Ryan to purchase shares of the Company’s common stock. Thomas Loucks received an option to purchase 750,000 shares of Common Stock with a purchase price of $0.30, exercisable for 3 years upon vesting. The vesting schedule is as follows: 400,000 vested as of the date granted, 200,000 vest one year from the date of grant and 150,000 vest two years from the date of grant. John Ryan received an option to purchase 250,000 shares of Common Stock with a purchase price of $0.30, exercisable for 3 years, vesting immediately.

On July 23, 2005, Trend issued 31,358 shares of common stock to an accredited investor, as payment of interest on a promissory note outstanding.

On July 28, 2005, Trend issued to an accredited investor, notes in the aggregate principal amount of $350,000, convertible into 1,166,667 shares of common stock and Class A Warrants and Class B Warrants to purchase shares of its common stock. If all of the Warrants are exercised, Trend will issue 1,050,001 shares of its common stock. The Class A warrants are exercisable for five years at an exercise price of $0.50 per share. The Class B Warrants are exercisable until the one hundred eightieth (180th) day following the effective date of the registration statement of which this prospectus is a part and may be exercised at a price of $0.25 per share. Trend paid a finders fee to Ghillie Finanz, AG in connection with the foregoing placement consisting of (i) $45,500, (ii) a Class A warrant to purchase 175,001 shares of Trend’s common stock, and (iii) a Class B Warrant to purchase 175,001 shares of Trend’s common stock. The Company relied on the exemption from registration found in Section 4(2) in connection with these issuances.

In September 2005, Trend’s board granted 75,000 shares to Lloyd Clark in accordance with the lease agreement for Cree Lake, Saskatchewan currently effective between Mr. Clark and Trend. In granting these shares, the Company relied on the exemption from registration found in Section 4(2) in connection.

On September 1, 2005, Trend issued an aggregate of 295,482 shares of common stock, all to accredited investors, as payment of interest and principal on promissory notes outstanding.

On October 1, 2005, Trend issued an aggregate of 307,274 shares of common stock, all to accredited investors, as payment of interest and principal on promissory notes outstanding.

On November 1, 2005, Trend issued 40,873 shares of common stock to an accredited investor, as payment of interest and principal on promissory notes outstanding.

On November 10, 2005, pursuant to Trend’s 2000 Equity Incentive Plan, each of Trend’s six directors received a grant of 100,000 shares of Trend’s common stock, valued at $0.15 per share, for board services rendered during fiscal 2005. The Company relied on an exemption from registration found in Section 4(2) in connection with these shares.

On December 1, 2005, Trend issued 48,797 shares of common stock, to an accredited investor, as payment of interest and principal on promissory notes outstanding.

On November 10, 2005, the board also approved the issuance of 7,912 shares of common stock in lieu of cash compensation for $1,800 worth of consulting services rendered by a director.

On August 15, 2005, Trend’s board granted 23,108 shares to Stephen Zahoney in lieu of compensation of $5,650 for geological consulting services performed. These shares were transferred in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Each investor involved in the above financing transactions (other than shares issued for services) represented to us that they were an accredited investor.

The Company entered into each of the transactions described for different purposes. As discussed above, 23,108 shares were issued to consultants in connection with specific services rendered, 66,000 shares were issued in connection with loans incurred on behalf of the Company, 600,000 shares were issued to Trend’s directors for their services, 75,000 shares were issued in connection with a lease agreement, 764,108 shares issued in fiscal year 2005.

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

ITEM 6.  MANAGEMENT’S PLAN OF OPERATION

The Company is an early stage exploration company. Trend’s primary expenditures at this stage consist of payment of various governmental fees to maintain the priority of Trend’s unpatented mining claims, payment of Trend’s debt service, payment of accounting and legal fees, and general office expenses.

Trend's losses for the year ended September 30, 2005 were $3,032,362 and for the year ended September 30, 2004 were $992,688. Trend's total loss since inception of the current exploration stage is $12,748,610, Trend’s loss for the year ended September 30, 2005 is primarily due to operating expenses in five categories: general and administrative expenses of $584,095; officers and directors compensation of $427,476; legal and professional fees of $219,397; and exploration expenses of $1,134,006. Trend's loss for fiscal year 2004 is primarily due to operating expenses in three categories: general and administrative expenses of $314,159; officer and director compensation of $273,794; and legal and professional fees of $268,101.

Trend's primary, near term business objective is to raise sufficient capital to retain Trend's current mineral properties, to explore them and acquire additional projects, and to pay general and administrative expenses. On August 23, 2004, Trend made land payments and paid filing fees of about $76,000 to retain control of its Lake Owen, Wyoming property. Trend has spent $417,038 for the year ending September 30, 2005 to cover Trend's accounting and legal fees and general and administrative expenses, and $427,500 to cover its exploration programs for 2005. Trend estimates that approximately $1,000,000 will be required to fund our operations for the next 12 months assuming minimal exploration activities and excluding the cost of acquisitions.

On January 27, 2004, Trend executed a convertible debt financing agreement that has commitments for approximately $1.3 million. Of the total amount, $250,000 was used to pay off a previous bridge loan financing received on December 8, 2004. The financing was amended on July 28, 2005, for an additional commitment of $350,000. The offering, as amended, was funded by a group of institutional and accredited investors. The Company has since used the funds to settle trade accounts payable of approximately $250,000 and utilized the balance of the proceeds to pay its overhead, fund land payments, to fund exploration work on its mineral projects in North America and fund the initial down payment of the Andacollo, Chile acquisition. Trend will hold sufficient capital to continue current operations through fiscal 2005. Trend believes that it now has capital and quality of projects to become more active in its exploration and is seeking additional capital to extend its operations into and through 2006.

In March 2005, Trend received $150,000 in a convertible debt financing on the same terms as the January 27, 2005 convertible debt financing agreement from an accredited investor. On July 28, 2005, Trend received an additional $350,000 in an amendment to the January 27, 2005 convertible debt financing. Trend plans to use these funds to pay its overhead, fund land payments, and to fund exploration work on its mineral projects in North America.

In June 2005, the Company received $660,000 in a debt financing from two accredited investors. As part of the financing, the Company issued one share of common stock for every $10 financed, 66,000 shares of common stock in all. The funds from this financing were used to acquire the Andacollo, Chile project. As of September 30, 2005, $600,000 of these loans are still outstanding.

The completion of further equity or debt financings depends on Trend’s ability to find suitable investors and will also depend on the agreement of the investors in the January 27, 2005 financing to accept the terms and agree to any new financing.

On September 20, 2005, the Company sold 9,083,143 ordinary shares, representing a 70% interest, of DMC Cayman Inc., a Cayman Island company, to David H. Russell, an accredited investor, for a purchase price of $2,100,000. Subsequently, on December 5, 2005, the Company sold its remaining 3,892,776 ordinary shares of DMC Cayman Inc., representing a 30% interest, to David H. Russell in return for reimbursement of all of Trend's acquisition costs related to purchase of the 3,892,776 ordinary shares as well as Trend's diligence costs and out of pocket expenses, plus a 1% net smelter returns royalty on any and all mineral production from the mine, and a back-in right to reacquire the 30% interest any time through April 1, 2006. The royalty should commence paying Trend one percent of revenues from the mine at some point during the 2nd or 3rd quarter of 2006.

The Company has substantial operational commitments to fund in order to maintain Trend's land holdings. This includes work commitments or a fee of $C237,504 ($US204,000) on Trend's claims at Peter Lake to keep these claims in good standing, although no additional work or fees are required to be spent at Peter Lake during 2006. Approximately $77,000 in combined annual BLM fees and Albany County filing fees is needed for the Company to maintain Lake Owen. For Stillwater Montana, the total fees and taxes owed is approximately $8,900 because the leased property at Stillwater is comprised of patented mining claims. Moreover, the Company has a work commitment of $400,000 on the Stillwater property, in accordance with a joint venture agreement with Aurora. Trend’s claims to Cree Lake in the Diabase Peninsula carries a minimum work commitment of $C20,172 ($US17,350) per year that Trend paid in stock in September 2005. Terms of the Diabase Peninsula lease require that, in addition to the work commitment or government fee, Trend is to make property payments to the owner of $C15,000, $C20,000, and $C30,000 in each of the first three years, respectively, beginning September 2004. However, under terms of the farm-in agreement under which Nuinsco can earn an interest in Trend’s arrangement, Nuinsco will pay Trend 250,000 shares of freely trading Nuinsco stock, currently valued at $C.22/share or $C55,000, to offset these leasehold costs.

The Company will continue to incur costs and expenses relating to accounting and legal services in connection with Trend’s obligations as a public company, raising additional capital, and other general corporate matters.

Trend’s trade payables which are due as of September 30, 2005, total $386,435.

Beginning in November 2000 and through June 2002, Trend borrowed funds principally from Trend's major shareholder, Thomas Kaplan, and his affiliates (the “Kaplan Group”), to fund the minimum activities of the Company. As of September 30, 2005, we have debts owed of approximately:

•	$670,000 to Electrum LLC, Trend's largest stockholder and a company owned by Mr. Kaplan;

•	$233,000 to LCM Holdings, LDC, a large shareholder of Trend common stock and an affiliate of Mr. Kaplan; and

•	$130,000 to two individuals introduced to us by Mr. Kaplan.

For each dollar borrowed from the people and entities described in this paragraph, we have issued a warrant to purchase a share of Trend's common stock. In total, we borrowed $1,032,857 from Mr. Kaplan and entities or his affiliates. This amount bears interest at the rate of 8% per annum.

Pursuant to an amendment to the above loan agreements made as of January 30, 2003, we agreed to adjust the conversion terms of the loans and warrants described in the paragraph immediately preceding this one. As a result of this agreement, the loans became convertible into "units" at $0.50 per unit. Each unit is comprised of one share of common stock and one warrant to acquire one share of common stock for $1.00, exercisable through September 30, 2006. In connection with the agreement, we also changed the exercise price of the warrants issued for each dollar borrowed to purchase Trend's common stock from $1.50 to $1.00 per share and extended their respective terms by one year.

On February 12, 2004, the Company and Electrum and LCM Holdings reached an agreement to adjust both the conversion terms on approximately $902,000 worth of debt outstanding to the lenders and the exercise prices and terms of related warrants. Electrum and LCM Holdings can now convert each $1.25 of loans into a unit consisting of one share of common stock and one warrant. The warrant is exercisable for a period of five years from the date of conversion and is exercisable at a price of $1.50. Additionally, terms of existing outstanding warrants were modified. Such modifications generally increased the exercise price and shortened the expiration dates.

The terms of all loans from the Kaplan Group provide that they are due and payable immediately upon the completion of a private placement of shares of Trend's stock in the minimum amount of $1,000,000. It is assumed by the officers of Trend that the Kaplan Group could demand repayment of the notes outstanding if the conditions calling for such repayment were deemed to have been met. The Company’s private placement completed in January 2005 of $1,300,000 in convertible promissory notes triggers the Kaplan Group’s right to demand immediate payment of all loans made to the Company.

Because the Company does not anticipate earning revenues from mining operations in the immediate future, Trend must seek additional financing from the public or private debt or equity markets to continue to protect the Company’s properties and to continue exploring and acquiring additional projects. There can be no assurance that Electrum, LCM Holdings, or others will continue to advance funds to Trend or that Trend's efforts to obtain additional financing will be successful. Further, there can be no assurance that additional financing will be available on terms acceptable to the Company.

On June 21, 2005, Trend and Pacific Rim Mining Corporation, a Canadian based company (“Pacific Rim”) entered into an option agreement to acquire the Andacollo gold mine in Chile. The Company signed a Letter of Intent to acquire the corporate subsidiaries that own the mine and the mine itself. Upon signing the Letter of Intent, the Company paid Pacific Rim $300,000 of the $5,400,000 total purchase price, which must be paid in cash. Since the transaction did not close within 30 days of signing the Letter of Intent, as contemplated therein, the Company paid an additional $300,000 to extend the option purchase period. On September 20, 2005 Trend sold 70% of its interests in the Andacollo gold mine to an investor, David H. Russell, for a purchase price of $2,100,000. On December 5, 2005, Trend sold its remaining 30% interest in return for reimbursement of all of Trend's acquisition costs related to purchase of the 30% interest as well as Trend's diligence costs and out of pocket expenses, plus a 1% net smelter returns royalty on any and all mineral production from the mine, and a back-in right to reacquire the 30% interest any time through April 1, 2006. The royalty should commence paying Trend one percent of revenues from the mine at some point during the 2nd or 3rd quarter of 2006.

Trend’s primary, near term business objective is to raise sufficient capital to retain the Company’s current mineral properties, to explore them and acquire additional projects, and to pay Trend’s general and administrative expenses. As reflected in our accompanying financial statements, we have limited cash, negative working capital, no revenues and an accumulated deficit of 13,307,114. These factors indicate that we may be unable to continue in existence in the absence of receiving additional funding. In addition to our operating expenses average approximately $40,000 per month, which cover Trend’s accounting and legal fees and general and administrative expenses, the Company may also enter into payment arrangement plans with creditors which could add between $50,000 and $60,000 per month to this monthly budget figure. In that case, the Company’s monthly budget would rise to between $90,000 and $100,000 per month. Moreover, management’s plans for the next twelve months include approximately $600,000 of cash expenditures for exploration activity on the Lake Owen, Peter Lake and new Stillwater properties. To fund its operations, we are actively seeking additional capital. We believe that we will generate sufficient cash from a public or private debt or equity financing in order for the Company to continue to operate based on current expense projections. Nevertheless, we are unable to provide assurances that it will be successful in obtaining sufficient sources of capital. If we fail to raise the necessary funds to continue operations we might be required to significantly reduce the scope or completely cease our operations.

In January 2005, we entered into a joint venture agreement with Aurora. The agreement provides, that Trend will explore for platinum group metals on portions of an Aurora claim known as the “Stillwater intrusive complex in Montana.” We will be the operator during the exploration stage and will acquire 50% in the project by spending $2 million over next 5 years ($100,000 in year 1; $400,000 in year 2; and $500,000 in each of years 3, 4 and 5). Additionally, we issued 50,000 shares of our common stock on commencement of the agreement; we will issue 20,000 shares and pay $20,000 in cash in the first year; and pay $20,000 in cash or stock each year thereafter until we have spent the agreed upon sum of $2 million, at which time an equally-owned joint venture will be formed.

In September 2004, we entered into a program to explore for uranium in Saskatchewan by acquiring exploration rights in the Cree Lake area of the Athabasca Basin. The Athabasca Basin hosts uranium deposits that are among the highest grade in the world, and is the site for intensive uranium exploration activity. In December 2004, Trend announced that it had acquired additional lands located farther to the southwest along the same mineralized trend. Trend also announced in December 2004 that Nuinsco Resources Limited entered into an agreement with Trend pursuant to which Nuinsco could acquire up to 50% in Trend's interests by spending $C1 million over three years and taking over the day to day management of the exploration of these claims. We are obligated to make property payments to the owner of the property of $C15,000, $C20,000, and $C30,000 in each of the first three years, respectively (and Nuinsco will pay Trend 250,000 shares of freely trading Nuinsco stock, currently valued at $C.27/share or $C67,500, to offset this cost). We (and partner Nuinsco if Nuinsco vests its interest) may exercise our right to purchase the claims for $CDN 1 million any time during the first eight years of the option, at which time the property remains subject to a 3% gross royalty on any and all minerals produced. Under the terms of the agreement with Nuinsco, should Nuinsco acquire its 50% interest, Nuinsco will become obligated to maintain the lease. In the meantime, Nuinsco has agreed to pay us 250,000 shares of Nuinsco common stock to offset the cost of Trend's making the three annual payments to the underlying landowner.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.153, “Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29,” (hereinafter “SFAS No. 153”). This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67” (hereinafter “SFAS No. 152”), which amends FASB Statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions”(hereinafter “SOP 04-2”). This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have a material impact on the Company as the Company does not anticipate maintaining inventory.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (hereinafter “SFAS No. 123 (R)”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date ( with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. The Company currently reports stock issued to employees under the rules of SFAS No. 123 therefore management expects no material impact to its financial statements from the adoption of this statement.

ITEM 7.  FINANCIAL STATEMENTS

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS SEPTEMBER 30, 2005

Board of Directors
Trend Mining Company
Littleton, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Trend Mining Company (an exploration stage company) as of September 30, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from October 1, 1996 (inception of exploration stage) to September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trend Mining Company as of September 30, 2005 and 2004 and the results of its operations, stockholders’ equity and cash flows for the years then ended, and for the period from October 1, 1996 (inception of exploration stage) to September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses and stockholders deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 12, 2005

TREND MINING COMPANY
(An Exploration Stage Company)
BALANCE SHEETS

	September 30,	September 30,
	2005	2004
ASSETS

CURRENT ASSETS
Cash	$64,391	$8,313
Accounts receivable	165,476
Prepaid expenses	13,494	2,948
Total Current Assets	243,361	11,261

MINERAL PROPERTIES	—	—

PROPERTY AND EQUIPMENT, net of depreciation	12,159	6,631

OTHER ASSETS
Reclamation bond	6,500	—

TOTAL ASSETS	$262,020	$17,892

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable, related parties	$386,435	$205,686
Accounts payable	15,000	—
Accrued expenses	76,082	75,780
Interest payable	224,067	125,561
Notes payable to related parties	1,692,857	1,032,857
Current portion of long term convertible debt	266,904	—
TOTAL CURRENT LIABILITIES	2,602,823	1,439,884

LONG-TERM CONVERTIBLE DEBT, net of current portion	333,171	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value, 20,000,000 shares
authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000
shares authorized; 37,275,942 and
35,967,715 shares issued and outstanding, respectively	372,759	359,677
Additional paid-in capital	8,004,292	7,518,815
Stock options and warrants	1,762,647	974,268
Beneficial conversion rights	434,920
Accumulated deficit prior to exploration stage	(558,504)	(558,504)
Accumulated deficit during exploration stage	(12,748,610)	(9,716,248)
TOTAL STOCKHOLDERS' DEFICIT	(2,732,496)	(1,421,992)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$262,020	$17,892

The accompanying notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Period from
			October 1, 1996
			(Inception of
			Exploration Stage)
	Year Ended	Year Ended	to
	September 30,	September 30,	September 30,
	2005	2004	2005

REVENUES	$—	$—	$—

EXPENSES
Exploration expense	1,134,006	19,809	4,062,881
General and administrative	584,096	314,159	3,162,244
Officers and directors compensation	427,476	273,794	2,086,666
Legal and professional	219,397	268,101	1,625,276
Depreciation	3,628	2,900	55,504
Total Expenses	2,368,602	878,763	10,922,570

OPERATING LOSS	(2,368,602)	(878,763)	(10,922,570)

OTHER INCOME (EXPENSE)
Dividend and interest income	5,928	—	12,326
Settlement expense	(26,250)	—	(26,250)
Gain (loss) on disposition and impairment of assets	2,500	—	(175,019)
Gain on sale of mining interest	69,816		69,816
Gain (loss) on investment sales	—	(40,733)	(63,813)
Financing expense	(202,247)	—	(1,337,360)
Interest expense	(570,395)	(92,322)	(886,531)
Exchange gain (loss)	(6,015)	—	(6,015)
Other income	88	16,412	26,845
Forgiveness of debt	62,815	2,718	629,961
Total Other Income (Expense)	(663,760)	(113,925)	(1,756,040)

LOSS BEFORE INCOME TAXES	(3,032,362)	(992,688)	(12,748,610)

INCOME TAXES	—	—	—

NET LOSS	(3,032,362)	(992,688)	(12,748,610)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in market value of investments	—	(1,800)	—

NET COMPREHENSIVE LOSS	$(3,032,362)	$(994,488)	$(12,748,610)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.08)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	36,331,354	34,187,607

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

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

Common Stock		Additional	Stock		Other
Number		Paid-in	Options and	Accumulated	Comprehensive
of Shares	Amount	Capital	Warrants	Deficit	Income (Loss)	Total

Balance, September 30, 2000	18,323,776	$182,327	$3,296,896	$118,920	$(3,709,581)	$(413)	$(111,850)

Common stock and option issuances as follows:
- for cash of $1.00 per share	192,000	1,920	190,080	—	—	—	192,000
- for cash and consulting services from
options for $0.39 per share	33,333	333	12,737	(3,070)	—	—	10,000
- for services at an average of $0.92 per share	13,700	137	12,463	—	—	—	12,600
- for officer and employee compensation at
$1.13 per share	5,200	52	5,828	—	—	—	5,880
- for payment of accrued officer's compensation
at $1.35 per share	10,000	100	13,400	—	—	—	13,500
- for consulting services at an ave of $0.77 per share	45,461	455	34,247	—	—	—	34,702
- for directors' compensation at $0.85 per share	75,000	750	63,000	—	—	—	63,750
- for modification of contract at $0.78 per share	3,000	30	2,310	—	—	—	2,340
- for interest payment on contract
at an average of $0.80 per share	10,000	100	7,900	—	—	—	8,000
- for mineral property expenses at $0.85 per share	1,000	10	840	—	—	—	850
- for debt at $1.00 per share	134,500	1,345	133,155	—	—	—	134,500

Options issued to officers, directors and employees for services	—	—	—	354,000	—	—	354,000

Warrants issued as follows:
- for consulting services	—	—	—	170,521	—	—	170,521
- for loan agreements	—	—	—	141,547	—	—	141,547
- for extension of exercise period
on outstanding warrants	—	—	—	608,058	—	—	608,058

Net loss for the year ended September 30, 2001	—	—	—	—	(3,437,354)	—	(3,437,354)

Other comprehensive income	—	—	—	—	—	413	413
Balance, September 30, 2001	18,755,970	$187,559	$3,772,856	$1,389,976	$(7,146,935)	$—	$(1,796,543)

The accompanying notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

Common Stock		Additional	Stock		Other
Number		Paid-in	Options and	Accumulated	Comprehensive
of Shares	Amount	Capital	Warrants	Deficit	Income (Loss)	Total

Balance, September 30, 2001	18,755,970	$187,559	$3,772,856	$1,389,976	$(7,146,935)	$—	$(1,796,543)

Common stock issuances as follows:
- for cash at $0.10 per share	2,500,000	25,000	225,000	—	—	—	250,000
- for a note payable at $1.00 per share	25,000	250	24,750	—	—	—	25,000
- for consulting fees payable at $0.55 per share	12,536	126	6,769	—	—	—	6,895
- for mineral properties at $0.70 per share	1,100,000	11,000	759,000	—	—	—	770,000
- for services at an average of $0.49 per share	112,500	1,125	53,625	—	—	—	54,750
- for financing expense at an average of $0.44 per share	82,429	824	35,369	—	—	—	36,193

Options issued to officers, directors and employees for services	—	—	—	29,528	—	—	29,528

Warrants issued as follows:							—
- for loan agreements	—	—	—	55,352	—	—	55,352

Expiration of stock options and warrants	—	—	91,814	(91,814)	—	—	—

Interest expense forgiven by shareholders	—	—	42,950	—	—	—	42,950

Net loss for the year ended September 30, 2002	—	—	—	—	(1,168,171)	—	(1,168,171)
Balance, September 30, 2002	22,588,435	225,884	5,012,133	1,383,042	(8,315,106)	—	(1,694,046)

Common stock issuances as follows:
- miscellaneous common stock adjustment	29,555	296	—	—	—	—	296
- for cash at $0.10 per share	5,500,000	55,000	495,000	—	—	—	550,000
- for consulting services at an average of $0.15 per share	1,763,779	17,638	243,362	—	—	—	261,000
- for loans payable at an average of $0.10 per share	369,160	3,692	33,225	—	—	—	36,917
- for prior period services at an average of $.13 per share	245,000	2,450	30,550	—	—	—	33,000
- for investments at $0.21 per share	450,000	4,500	88,668	—	—	—	93,168
- to officers and directors for services at $.10 per share	1,423,156	14,232	129,024	—	—	—	143,256
- penalty shares at $.26 per share	860,000	8,600	215,000	—	—	—	223,600

Change in marekt value of investments	—	—	—	—	—	1,800	1,800

Net loss for the year ended September 30, 2003	—	—	—	—	(966,958)	—	(966,958)
Balance, September 30, 2003	33,229,085	$332,291	$6,246,963	$1,383,042	$(9,282,064)	$1,800	$(1,317,968)

The accompanying notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

	Common Stock		Additional	Stock	Beneficial		Other
	Number		Paid-in	Options and	Conversion	Accumulated	Comprehensive
	of Shares	Amount	Capital	Warrants	Rights	Deficit	Income (Loss)	Total

Balance, September 30, 2003	33,229,085	$332,291	$6,246,963	$1,383,042	$—	$(9,282,064)	$1,800	$(1,317,968)

Common stock issuances as follows:
- for cash at $0.20 per share	1,675,000	16,750	318,250	—	—	—	—	335,000
- for consulting services at an average of $0.35 per share	162,500	1,625	54,800	—	—	—	—	56,425
- for accounts payable at an average of $.24 per share	626,130	6,261	144,584	—	—	—	—	150,845
- for investments at $0.20 per share	125,000	1,250	23,750	—	—	—	—	25,000
- to officers and directors for services at $.12 per share	150,000	1,500	16,500	—	—	—	—	18,000

Expired options & warrants	—	—	503,774	(503,774)	—	—	—	—

Options issued to officers and directors for services	—	—	—	95,000	—	—	—	95,000

Gain on sale of internal securities	—	—	210,194	—	—	—	—	210,194

Change in market value of investments	—	—	—	—	—	—	(1,800)	(1,800)

Net loss for the year ended September 30, 2004	—	—	—	—	—	(992,688)	—	(992,688)
Balance, September 30, 2004	35,967,715	359,677	7,518,815	974,268	—	(10,274,752)	—	(1,421,992)

Common stock issuances as follows:
- for services at an average of $.23 per share	199,585	1,996	44,591	—	—	—	—	46,587
- for financing expenses at $0.345 per share	210,000	2,100	70,350	—	—	—	—	72,450
- to officers and directors for services at $.23 per share	634,518	6,345	139,655	—	—	—	—	146,000
- for convertible debt	264,124	2,641	49,761	—	—	—	—	52,402

Convertible debt issuance:
- class A warrants at $0.15 per share	—	—	—	51,577	—	—	—	51,577
- class B warrants at $0.10 per share	—	—	—	42,248	—	—	—	42,248
- beneficial conversion rights at $0.19 per share	—	—	—	—	77,158	—	—	77,158

Options issued to officers and directors for services	—	—	—	143,840	—	—	—	143,840

Cancellation of warrants and beneficial conversion rights	—	—	170,983	(93,825)	(77,158)	—	—	—

Expiration of warrants	—	—	10,137	(10,137)	—	—	—

Convertible debt issuance:
- class A warrants at $0.10 per share	—	—	—	66,990	—	—	—	66,990
- class B warrants at $0.02 per share	—	—	—	18,275	—	—	—	18,275
- beneficial conversion rights at $0.25 per share	—	—	—	—	128,333	—	—	128,333

Convertible debt issuance:								—
- class A warrants at $0.15 per share	—	—	—	386,275	—	—	—	386,275
- class B warrants at $0.08 per share	—	—	—	183,136	—	—	—	183,136
- beneficial conversion rights at $0.19 per share	—	—	—	—	306,587	—	—	306,587

Net loss for the year ended September 30, 2005	—	—	—	—	—	(3,032,362)	—	(3,032,362)
Balance, September 30, 2005	37,275,942	$372,759	$8,004,292	$1,762,647	$434,920	$(1,307,114)	$—	$(2,732,496)

The accompanying notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			October 1, 1996
			(Inception of
			Exploration Stage)
	Year Ended	Year Ended	to
	September 30,	September 30,	September 30,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,032,362)	$(992,688)	$(12,748,610)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,628	2,900	55,504
Amortization of debt discount	497,432	—	497,432
Loss (Gain) on investment sales	—	40,733	68,969
Loss (Gain) on disposition and impairment of assets	(2,500)	—	183,391
Gain on sale of mineral property claims for securities	—	—	(500)
Gain on trade-in of property and equipment	—	—	(7,872)
Gain on forgiveness of debt	(62,815)		(201,581)
Gain on settlement of vendor account	—	(16,412)	—
Interest expense forgiven by related parties	—	(2,718)	1,249,011
Common stock issued for services
and financing expenses	265,037	56,425	1,249,011
Common stock issued for payables and accrued expenses	—	150,845	219,656
Common stock and options issued as compensation	143,840	113,000	1,249,011
Stock options and warrants issued for financing activities	—	—	822,257
Common stock issued for investments	—	—	93,168
Common stock and warrants issued to acquire mineral
property options	—	—	1,114,873
Warrants issued for consulting fees	—	—	170,521
Common stock issued for incentive fees	—	—	21,544
Investment traded for services	—	—	45,939
Common stock issued for payment of interest	15,626	—	15,626
Changes in assets and liabilities:
Prepaid expenses & inventory	(10,546)	(2,948)	(9,689)
Accounts receivable	(165,476)	—	(165,476)
Accounts payable	228,562	75,679	544,021
Accounts payable, related parties	15,000	—	15,000
Accounts payable - checks in excess of bank balance	—	(3,297)	7
Accrued expenses	302	75,780	1,897
Reclamation bond	(6,500)	—	(6,500)
Interest payable	98,506	(7,026)	198,009
Net cash used by operating activities	(2,012,266)	(509,727)	(6,681,340)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	2,500	—	37,626
Purchase of fixed assets	(9,156)	(4,358)	(9,156)
Proceeds from sale of mineral property	—	—	20,000
Purchase of furniture and equipment	—	—	(46,053)
Proceeds from investments sold	—	39,646	183,161
Net cash provided (used) by investing activities	(6,656)	35,288	185,578

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and short-term borrowings	(250,000)	(112,500)	(374,556)
Proceeds from internal securities sale	—	210,194	210,194
Sale of warrants for common stock	—	—	10,000
Proceeds from borrowings	2,325,000	47,500	3,794,157
Sale of common stock, subscriptions	—		—
and exercise of options	—	335,000	2,693,151
Issuance of penalty shares	—	—	223,600
Net cash provided by financing activities	2,075,000	480,194	6,556,546

NET INCREASE (DECREASE) IN CASH	56,078	5,755	60,784

CASH, BEGINNING OF PERIOD	8,313	2,558	3,607

CASH, END OF PERIOD	$64,391	$8,313	$64,391

The accompanying notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

		Period from
		October 1, 1996
		(Inception of
		Exploration Stage)
Year Ended	Year Ended	to
September 30,	September 30,	September 30,
2005	2004	2005

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$72,486	$95,194	$167,680
Income taxes paid	$—	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock and warrants issued to acquire
mineral properties	$—	$—	$344,873
Common stock issued to acquire mineral property	$—	$—	$1,249,011
Common stock issued for acquisition of
mining equipment	$—	$—	$180,000
Common stock issued for services and expenses	$265,037	$56,425	$1,249,011
Common stock issued for investment	$—	$25,000	$185,168
Common stock issued for payables and accrued expenses	$—	$150,845	$219,656
Common stock issued for incentive fees	$—	$—	$21,544
Common stock and options issued as compensation	$143,840	$113,000	$1,121,215
Common stock and options issued for payment of convertible debt	$36,776	$—	$36,776
Common stock and options issued for payment of interest	$15,626	$—	$15,626
Stock options and warrants issued for financing activities	$—	$—	$822,257
Warrants issued for consulting fees	$—	$—	$170,521
Deferred acquisition costs on mining property	$—	$—	$46,242
Purchase of equipment with financing agreement	$—	$—	$21,814
Investments received for mineral property	$—	$—	$5,500
Investments traded for services	$—	$—	$45,939
Equipment for loans payable	$—	$—	$4,500
Warrants issued with convertible debt	$654,676	$—	$654,676
Beneficial conversion rights	$434,920	$—	$434,920

The accompanying notes are an integral part of these financial statements.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

Outstanding options and warrants and convertible debt representing an aggregate potential conversion into 22,938,178 and 10,068,174 shares of common stock, as of September 30, 2005 and 2004, respectively, have been excluded from the calculation of diluted loss per share as they would be antidilutive.

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

Compensated Absences

The Company’s employees are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service and other factors. The Company estimates that the amount of compensation for future absences is minimal and immaterial for the periods ended September 30, 2005 and 2004. Accordingly, no liability has been recorded in the financial statements.

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
SEPTEMBER 30, 2005

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

During the years ended September 30, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the years ended September 30, 2005 and 2004 were $1,134,006 and $19,809 respectively. As of September 30, 2005, cumulative exploration costs expensed during the Company’s exploration stage totaled $4,062,881.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, investment in securities available-for-sale, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2005 and 2004. Investment in securities available-for-sale is recorded at fair value at September 30, 2005 and 2004.

Going Concern

As shown in the accompanying financial statements, at September 30, 2005, the Company has limited cash, has negative working capital, has no revenues, has incurred a net loss of $3,032,362 for the fiscal year, and has an exploration stage accumulated deficit of $12,748,610. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company estimates that approximately $1,000,000 is required to fund operations of the Company for the next 12 months assuming minimal exploration activities. The Company’s management believes that it will be able to generate sufficient cash from public or private debt or equity financing in order for the Company to continue to operate based on current expense projections.

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
SEPTEMBER 30, 2005

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

Option and Warrant Fair Value Calculations

The Company utilizes the Black-Scholes valuation model to calculate the fair value of options and warrants issued for financing, acquisition, compensation and payment for services. The parameters used in such valuations include a risk free rate of 5%, the assumption that no dividends are paid, exercise periods ranging from 1 week to 3 years, depending upon the terms of the instrument issued, and a volatility ranging from 78%-94% which is calculated annually based on estimates of expected volatility, in accordance with Statement of Financial Accounting Standards No. 123. See Note 5.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.153, “Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29”, (hereinafter “SFAS No. 153”). This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67” (hereinafter “SFAS No. 152”), which amends FASB Statement No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions”(hereinafter “SOP 04-2”). This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have a material impact on the Company as the Company does not anticipate maintaining inventory.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (hereinafter “SFAS No. 123 (R)”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date ( with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. The Company currently reports stock issued to employees under the rules of SFAS No. 123. therefore management expects no material impact to its financial statements from the adoption of this statement.

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

At September 30, 2005, the Company had net deferred tax assets, calculated at an expected rate of 34%, of approximately $2,835,017 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2005.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

The significant components of the Company’s deferred tax assets are as follows:

	September 30, 2005	September 30, 2004
Net operating losses	$11,160,000	$8,130,000
Nondeductible stock options and warrants issued under a non-qualified plan:	2,602,988	2,317,718
Net operating loss carryforward	$8,560,301	$5,813,209

Deferred tax asset	$2,835,000	$1,743,000
Deferred tax asset valuation allowance	$(2,835,000)	$(1,743,000)

At September 30, 2005, the Company had net operating loss carryforwards of approximately $8,560,301, which expire in the years 2004 through 2026. The net operating loss carryforwards do not include expenses that are not deductible for tax purposes, such as non qualified stock options and warrants, in the aggregate amount of $2,602,988 attributable to options and warrants issued to employees and consultants. The change in the allowance account from September 30, 2004 to September 30, 2005 was approximately $1,092,000.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

NOTE 3 -  MINERAL PROPERTIES

The following describes the Company’s significant mineral properties at September 30, 2005:

Andacollo Mine, Chile

On September 20, 2005 , Trend entered into negotiations to purchase 100% of Compania Minera Dayton (“CMD”), a Chilean corporation that owns and operated the Andacollo Mine in Chile. Ultimately, Trend bought 30% of the mine along with a group of investors who purchased 70% on September 20, 2005. The Company paid an initial $900,000 in cash for the acquisition, which is included in exploration expenses in the financial statements. The Company also paid out exploration expensed for which they were repaid 70% by the other investors. Before the end of the year, the investor group then initiated an offer to buy Trend’s 30% stake in exchange for a package of cash (more than full reimbursement of all expenses), a one percent net smelter returns royalty, and a 30% back-in right excercisable through April 1, 2006. Under the agreement to purchase the Company’s 30% stake, the remaining 70% shareholders agreed to pay the Company a total of $122,976, of which $53,160 was already owing to the Company for expenses paid for exploration of the property. The remaining $69,816 is considered the gain on the sale of the mining interest and is included at an other income item in the financial statements. Although the final payment amount was agreed to subsequent to the date of the financials, because the price was fixed and determinable and the payment was reasonably assured, the Company has recognized the sale at September 30, 2005.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

The mine obtained its final operating permits on December 27, 2005, and should be fully operational by the second quarter of 2006, after which Trend will receive 1% of gold revenues from the mine in monthly installments.

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

In December 2004, Trend announced that it and Nuinsco Resources Limited (“Nuinsco”) signed a Letter of Intent to form a 50-50 joint venture to own, operate and explore the three Cree Lake/Diabase Peninsula claims. The agreement provides that Nuinsco, at its expense, will immediately undertake an exploration program consisting of geophysical surveys and geochemical sampling to be followed by drilling. A definitive joint venture agreement was executed on September 29, 2005, under terms of which Nuinsco must maintain all three claims in good standing and must spend CDN $2 million by December of 2007 in order to earn its 50% share of the joint venture. Additionally, Nuinsco will grant to the Company 250,000 freely trading shares of Nuinsco common stock. At September 30, 2005 the value of the Nuinsco shares was $42,500 and is included in accounts receivable n the financial statements.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

Montana Properties

In January 2005, Trend announced that it signed a letter of intent to form a 50-50 joint venture with Aurora Metals Limited (“Aurora”). The agreement provides, that Trend will explore for platinum group metals on portions of an Aurora claim known as the “Stillwater Intrusive Complex” in Montana. Trend will be the operator during the exploration stage and will earn 50% in the project by spending $2 million over next 5 years. Additionally, Trend issued 50,000 shares of its common stock on commencement of the agreement. Also, Trend must issue 20,000 shares and fund $20,000 in the first year, and $20,000 in cash or stock each year thereafter until it has spent the agreed upon sum of $2 million, at which time the 50-50 joint venture will be formed. At September 30, 2005, the Company has spent approximately $100,000 on the project.

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

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

At September 30, 2005, the Company has begun exploration of this property.

Peter Lake, Saskatchewan, Canada

As of September 30, 2005, the Company holds 8 mining claims covering 36,648 hectares (141 square miles) in the Peter Lake Domain of Saskatchewan. The Peter Lake Domain is recognized to host known occurrences of copper-nickel and platinum-palladium mineralization. During the summer of 2005, the Company executed a broad reconnaissance program to search for extractable concentrations of such mineralization. The Company’s position at Peter Lake evolved as follows:

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

At September 30, 2005, the Company has begun exploration of this property.

Nevada Properties

At September 30, 2005, the Company retains a 1.5% net smelter returns royalty interest in the Pyramid Mine, which consists of five unpatented lode mining claims within the Walker Indian Reservation near Fallon, Nevada, but has abandoned all other projects in the state of Nevada.

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
SEPTEMBER 30, 2005

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

During the year ended September 30, 2005, the Company issued 199,585 shares of common stock valued at $46,587 for accounts payable and services, 634,518 shares of common stock valued at $146,000 for director, officer and employee compensation, 210,000 shares of common stock valued at $72,450 for financing expenses and 264,100 shares of common stock valued at $52,402 for convertible debt. Of these shares, 600,000 were issued under the 2000 Equity Incentive Plan (see Note 5).

During the year ended September 30, 2004, the Company issued 626,130 shares of common stock valued at $150,845 for accounts payable, 125,000 shares of common stock valued at $25,000 for investments, 312,500 shares of common stock valued at $74,425 for services, 180,000 shares of common stock valued at $36,000 for director, officer and employee compensation, and 1,675,000 shares of common stock for $335,000 cash. In addition, the Company received the proceeds from a gain on the sale of internal securities in the amount of $210,914. This gain was recorded as additional paid-in capital.

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

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

	Issue Date	Number of Shares	Price per Share	Common Stock Amount	Additional Paid-in Capital	Total Amount	Number of Options	Number of Warrants	Value of Options/ Warrants
Balance, October 1, 1996		1,754,242	$ -	$17,542	$663,218	$680,760			$ -

CS for Cash	3/25/1997	200,000	0.50	2,000	98,000	100,000
CS for Payment of liabilities and expenses	9/30/1997	45,511	0.5	455	22,301	22,756

Balance September 30, 1997		1,999,753		19,998	783,518	803,516

CS for Mineral property	7/23/1998	150,000	0.50	1,500	73,500	75,000
CS for Cash	7/23/1998	7,500	0.2	75	1,425	1,500
CS for Lease termination	7/23/1998	12,000	0.5	120	5,880	6,000
CS for Debt	7/23/1998	80,000	0.5	800	39,200	40,000
OPT for Financing	9/24/1998						180,000		2,659
CS for Compensation	9/30/1998	9,000	0.5	90	4,410	4,500

Balance September 30, 1998		2,258,253		22,583	907,933	930,516	180,000		2,659

CS for Debt, investment and expenses	10/12/1998	9,210	0.30	92	2,671	2,763
CS for Equipment	10/30/1998	600,000	0.3	6,000	174,000	180,000
CS for Cash	11/28/1998	5,000	0.2	50	950	1,000
CS for Officers' compensation	12/31/1998	30,858	0.44	309	13,191	13,500
CS for Directors' compensation	1/25/1999	16,500	0.25	165	3,960	4,125
CS for Officers' compensation	1/31/1999	8,572	0.35	86	2,914	3,000
CS for Officers' compensation	3/31/1999	24,000	0.25	240	5,760	6,000
CS for Consulting services	3/31/1999	6,000	0.25	60	1,440	1,500
CS for Consulting services	4/30/1999	32,000	0.28	320	8,640	8,960
CS for Officers' compensation	4/30/1999	12,000	0.28	120	3,240	3,360
CS for Consulting services	5/31/1999	73,333	0.25	733	17,600	18,333
CS for Consulting services	6/30/1999	34,353	0.25	344	8,244	8,588
CS for Officers' compensation	6/30/1999	50,000	0.16	500	7,500	8,000
CS for Consulting services	6/30/1999	95,833	0.16	958	14,375	15,333

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

	Issue Date	Number of Shares	Price per Share	Common Stock Amount	Additional Paid-in Capital	Total Amount	Number of Options	Number of Warrants	Value of Options/ Warrants
CS for Consulting services	7/6/1999	5,000	0.25	50	1,200	1,250
OPT for Financing activities	7/22/1999						50,000
CS for Mineral property option	7/27/1999	715,996	0.13	7,160	82,471	89,631
CS for Cash	7/29/1999	33,333	0.15	333	4,667	5,000
CS for Consulting services	7/30/1999	146,603	0.12	1,466	16,126	17,592
CS for Consulting services	7/31/1999	133,697	0.12	1,337	14,707	16,044
CS for Officers' compensation	7/31/1999	41,667	0.12	417	4,583	5,000
CS for Cash	8/4/1999	16,667	0.15	167	2,333	2,500
CS for Rent	8/9/1999	1,000	0.25	10	240	250
OPT for Financing activities	8/13/1999						100,000
CS for Cash	8/15/1999	50,000	0.05	500	2,000	2,500
CS for Consulting services	8/17/1999	5,000	0.25	50	1,200	1,250
CS for Cash	8/17/1999	100,000	0.05	1,000	4,000	5,000
CS for Cash	8/26/1999	100,000	0.1	1,000	9,000	10,000
CS for Consulting services	8/31/1999	159,750	0.25	1,598	38,341	39,938
CS for Prepaid expenses	9/10/1999	50,000	0.33	500	16,000	16,500
CS for Cash	9/10/1999	50,000	0.1	500	4,500	5,000
CS for Cash	9/13/1999	200,000	0.05	2,000	8,000	10,000
CS for Consulting services	9/30/1999	80,053	0.26	801	20,013	20,814
CS for Officers' compensation	9/30/1999	133,333	0.26	1,333	33,334	34,667
CS for Consulting services	9/30/1999	67,500	0.26	675	16,875	17,550
Balance September 30, 1999		5,345,511		53,455	1,452,009	1,505,464	330,000		2,659

CS for Consulting services	10/4/1999	50,000	0.26	500	12,500	13,000
CS for Cash	10/22/1999	25,000	0.2	250	4,750	5,000
CS for Consulting services	10/31/1999	273,675	0.31	2,737	82,103	84,840
CS for Officers' compensation	11/30/1999	52,694	0.31	527	15,807	16,334
CS for Consulting services	11/30/1999	4,327	0.31	43	1,298	1,341
CS, OPT & WAR for Cash	12/31/1999	1,000,000	0.012	10,000	2,414	12,414	8,108,000	6,250,000	87,586
CS for Consulting services	12/31/1999	1,200	0.35	12	408	420
CS for Consulting services	1/4/2000	15,000	0.28	150	4,050	4,200
CS for Investments	1/15/2000	200,000	0.33	2,000	64,000	66,000
CS for Incentive fees	1/17/2000	65,285	0.33	653	20,891	21,544
OPT Expiration	1/22/2000						-50,000

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

	Issue Date	Number of Shares	Price per Share	Common Stock Amount	Additional Paid-in Capital	Total Amount	Number of Options	Number of Warrants	Value of Options/ Warrants
CS for Cash	1/25/2000	14,286	0.35	143	4,857	5,000
CS for Cash from options	2/22/2000	1,000,000	0.142	10,000	131,900	141,900	-1,000,000		-1,900
CS & OPT for Employees' compensation	2/25/2000	16,667	0.66	167	10,833	11,000	33,333		3,070
CS for Consulting services	2/29/2000	10,000	0.72	100	7,100	7,200
CS for Mineral property	3/24/2000	50,000	1.03	500	51,000	51,500
CS for Cash from options	3/27/2000	2,500,000	0.142	25,000	329,750	354,750	-2,500,000		-4,750
CS for Consulting services	3/31/2000	75,000	0.81	750	60,000	60,750
CS for Officers' compensation	3/31/2000	3,000	0.81	30	2,400	2,430
CS for Mineral property	4/4/2000	50,000	0.75	500	37,000	37,500
CS & OPT for Directors' compensation	4/11/2000	150,000	0.7	1,500	103,500	105,000	67,000		12,750
CS for Deferred mineral property acquisition costs	5/8/2000	129,938	0.125	1,299	14,943	16,242
CS for Consulting services	5/15/2000	9,975	0.63	100	6,184	6,284
CS for Cash	6/26/2000	416,961	0.056	4,170	19,361	23,531
CS & WAR for Modification of stockholder agreement	6/26/2000	200,000	0.6	2,000	118,000	120,000		200,000	30,000
OPT & WAR for Modification of stockholder agreement	6/27/2000						1,729,762	1,729,761	14,641
CS for Cash from options	6/29/2000	1,597,588	0.064	15,976	86,740	102,716	-1,597,588		-2,716
CS for Officers' compensation	6/30/2000	9,000	0.81	90	7,185	7,275
CS for Consulting services	6/30/2000	1,000	0.7	10	690	700
OPT Agreement Modification	7/7/2000						-127,500
CS for Cash from options	7/14/2000	10,000	0.3	100	2,900	3,000	-10,000
CS for Cash from options	7/21/2000	1,800,000	0.122	18,000	201,060	219,060	-1,800,000		-12,060
CS for Cash from options	7/26/2000	650,000	0.122	6,500	72,605	79,105	-650,000		-4,355
CS for Officers' compensation	7/31/2000	3,000	1.24	30	3,690	3,720
CS for Cash from options	8/1/2000	50,000	0.15	500	7,000	7,500	-50,000
CS for Cash from options	8/1/2000	50,000	0.3	500	14,500	15,000	-50,000
CS for Cash from options	8/14/2000	90,000	0.122	900	10,053	10,953	-90,000		-603
CS for Cash from options	8/24/2000	1,000,000	0.122	10,000	111,700	121,700	-1,000,000		-6,700

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

	Issue Date	Number of Shares	Price per Share	Common Stock Amount	Additional Paid-in Capital	Total Amount	Number of Options	Number of Warrants	Value of Options/ Warrants
CS for Directors' compensation	8/25/2000	1,500	1	15	1,485	1,500
CS for Cash from options	8/31/2000	15,000	0.3	150	4,350	4,500	-15,000
CS for Officers' compensation	8/31/2000	1,000	1.13	10	1,120	1,130
CS for Cash from options	9/22/2000	1,200,174	0.122	12,002	134,720	146,722	-1,200,174		-8,702
CS for Consulting services	9/22/2000	90,000	1.45	900	72,000	72,900
CS for Officers' compensation	9/30/2000	6,000	1.35	60	8,040	8,100
Cash for Warrants	9/30/2000								10,000
CS/ WAR Adjustment	9/30/2000	-5

Balance September 30, 2000		18,232,776		182,328	3,296,897	3,479,225	127,833	8,179,761	118,920

CS for Cash from options	10/10/2000	33,333	0.39	333	12,737	13,070	-33,333		-3,070
CS for Consulting services	10/15/2000	10,000	1.15	100	11,400	11,500
CS for Officers' compensation	10/31/2000	3,000	1.3	30	3,870	3,900
WAR for Consulting services	11/1/2000							250,000	123,775
CS for Employees' compensation	12/6/2000	2,200	0.9	22	1,958	1,980
CS for Cash	12/20/2000	100,000	1	1,000	99,000	100,000
WAR for Consulting services	12/31/2000							180,000	46,746
CS for Consulting services	1/2/2001	10,000	1.35	100	13,400	13,500
CS for Cash	1/11/2001	47,000	1	470	46,530	47,000
CS for Consulting services	1/11/2001	3,407	1	34	3,373	3,407
CS for Consulting services	1/23/2001	604	1.1	6	658	664
CS for Cash	1/24/2001	25,000	1	250	24,750	25,000
WAR for Loan agreements	2/1/2001							285,000	76,551
CS for Cash	2/6/2001	20,000	1	200	19,800	20,000
CS for Consulting services	2/6/2001	483	1	5	478	483
CS for Directors' compensation	2/23/2001	75,000	0.85	750	63,000	63,750
OPT for Director, officer and employee compensation	2/23/2001						1,200,000		354,000
WAR for Loan agreements	3/12/2001							50,000	13,430
WAR Extension of exercise period	3/12/2001								608,058
CS for Modification of contract	3/22/2001	3,000	0.78	30	2,310	2,340

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

	Issue Date	Number of Shares	Price per Share	Common Stock Amount	Additional Paid-in Capital	Total Amount	Number of Options	Number of Warrants	Value of Options/ Warrants
CS for Interest payments	4/3/2001	5,000	0.83	50	4,100	4,150
CS for Consulting Services	4/13/2001	967	0.98	10	938	948
CS for Mineral Property Expense	5/11/2001	1,000	0.85	10	840	850
WAR for Loan agreement	7/1/2001							185,000	45,079
CS for Services	7/31/2001	40,000	0.73	400	28,800	29,200
CS for Interest payments	8/8/2001	5,000	0.77	50	3,800	3,850
WAR Attached to note	8/16/2001							90,000	6,487
CS for Services	8/28/2001	3,700	0.3	37	1,063	1,100
CS for Loans Payable	8/31/2001	92,000	1	920	91,080	92,000
CS for Loans Payable	9/28/2001	42,500	1	425	42,075	42,500
Options Expired							-319,700

Balance September 30, 2001		18,755,970		187,559	3,772,857	3,960,416	974,800	9,219,761	1,389,976

CS for Note Payable	10/8/2001	25,000	1	250	24,750	25,000
CS for Payable	10/24/2001	12,536	0.55	126	6,769	6,895
WAR for Loan agreements	11/1/2001							129,445	9,876
WAR Cancelled	11/15/2001				2,750	2,750		-275,000	-2,750
CS for Financing expense	1/25/2002	64,429	0.45	644	28,349	28,993
Interest Expense forgiven by shareholders	1/30/2002				42,950	42,950
WAR Issued	1/30/2002							180,000	21,660
CS for Financing expense	2/8/2002	18,000	0.4	180	7,020	7,200
CS for Services	2/8/2002	60,000	0.4	600	23,400	24,000
CS for Services	2/22/2002	20,000	0.4	200	7,800	8,000
OPT for Director, officer and employee compensation	3/12/2002						307,800		29,528
Options Expired	3/12/2002				59,063	59,063	-196,863		-59,063
CS for Mineral properties	3/20/2002	1,100,000	0.7	11,000	759,000	770,000
CS for Services	5/12/2002	32,500	0.7	325	22,425	22,750
WAR for Loan agreements	6/30/2002							113,413	23,816
WAR Expired	6/30/2002				30,001	30,001		-200,000	-30,001
Options Expired	7/19/2002						-12,500
CS for Cash	9/30/2002	2,500,000	0.1	25,000	225,000	250,000

Balance September 30, 2002		22,588,435		225,884	5,012,134	5,238,018	1,073,237	9,167,619	1,383,042

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

	Issue Date	Number of Shares	Price per Share	Common Stock Amount	Additional Paid-in Capital	Total Amount	Number of Options	Number of Warrants	Value of Options/ Warrants
Misc. Common Stock Adjustment
	10/1/2002	29,555	0.01	296		296
CS for Cash	10/31/2002	4,550,000	0.1	45,500	409,500	455,000
CS for Services	10/31/2002	683,000	0.12	6,830	78,490	85,320
CS for Cash	11/12/2002	600,000	0.1	6,000	54,000	60,000
CS for Cash	12/4/2002	100,000	0.1	1,000	9,000	10,000
CS for Cash	1/14/2003	250,000	0.1	2,500	22,500	25,000
CS for Investments	1/14/2003	450,000	0.21	4,500	88,668	93,168
CS for Note payable	1/14/2003	369,160	0.1	3,692	33,224	36,916
CS for Services	1/14/2003	280,687	0.14	2,807	35,792	38,599
CS for Services	4/1/2003	142,592	0.21	1,426	28,574	30,000
CS for Services	4/11/2003	150,000	0.17	1,500	24,000	25,500
CS for Services	9/15/2003	400,000	0.14	4,000	53,841	57,841
CS for Director, officer and employee compensation	9/15/2003	1,350,656	0.1	13,507	122,149	135,656
CS for Services	9/30/2003	425,000	0.15	4,250	60,091	64,341
CS for Financing costs	9/30/2003	860,000	0.26	8,600	215,000	223,600

Balance September 30, 2003		33,229,085		332,291	6,246,963	6,579,253	1,073,237	9,167,619	1,383,042
	5/6/2004	250,000	0.2	2,500	47,500	50,000
CS for Cash
CS for Cash	5/6/2004	250,000	0.2	2,500	47,500	50,000
CS for Cash	5/7/2004	550,000	0.2	5,500	104,500	110,000
CS for Cash	5/7/2004	250,000	0.2	2,500	47,500	50,000
CS for Cash	5/10/2004	50,000	0.2	500	9,500	10,000
CS for Cash	5/11/2004	157,500	0.2	1,575	29,925	31,500
CS for Cash	5/11/2004	17,500	0.2	175	3,325	3,500
CS for Investment	5/13/2004	125,000	0.2	1,250	23,750	25,000
CS for Cash	5/18/2004	50,000	0.2	500	9,500	10,000
CS for Cash	5/18/2004	45,000	0.2	450	8,550	9,000
CS for Cash	5/18/2004	5,000	0.2	50	950	1,000
CS for services	5/26/2004	140,000	0.35	1,400	47,600	49,000
CS for Director, officer and employee compensation	6/3/2004	180,000	0.2	1,800	34,200	36,000
CS for Services	6/9/2004	22,500	0.33	225	7,200	7,425
CS for Accounts Payable	8/20/2004	13,630	0.2	136	2,626	2,762
CS for Accounts Payable	8/20/2004	160,000	0.2	1,600	30,400	32,000
CS for Services	8/20/2004	150,000	0.2	1,500	28,500	30,000
CS for Accounts Payable	8/20/2004	26,500	0.25	265	6361	6626
CS for Accounts Payable	8/20/2004	60,000	0.25	600	14,307	14,907
CS for Accounts Payable	8/20/2004	20,000	0.25	200	4,800	5,000
CS for Accounts Payable	8/20/2004	166,000	0.25	1660	39,890	41,550
CS for Cash	9/9/2004	50,000	0.2	500	9,500	10,000
Options issued to officer and director							1,000,000		95,000

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

	Issue Date	Number of Shares	Price per Share	Common Stock Amount	Additional Paid-in Capital	Total Amount	Number of Options	Number of Warrants	Value of Options/ Warrants
Expired options and warrants					503,774	503,774	-873,237	-299,445	-503,774
Gain on sale of internal securities					210,194	210,194

Balance September 30, 2004		35,967,715		$359,677	$7,518,815	$7,878,492	1,200,000	8,868,174	$974,268
CS for Accounts Payable	11/11/2004	10,000	0.38	100	3,700	3,800
Warrants for convertible debt	12/8/2004							750,000	93,825
Options for officer and director compensation	12/31/04						100,000		19,000
CS for services	1/3/2005	50,000	0.23	500	11,000	11,500
Expired warrants	1/9/05							-90,000	-6,300
Warrants for convertible debt	1/27/2005							5,200,000	515,274
Cancelled warrants for convertible debt	1/27/2005							-750,000	-93,825
CS for services	2/23/2005	37,500	0.22	375	7,935	8,310
CS for services	2/25/2005	2,500	0.20	25	450	500
Warrants for convertible debt	3/22/2005							450,000	54,137
CS for financing costs	4/1/2005	210,000	0.32	2,100	70,350	72,450
Expired warrants	6/9/05							-40,000	-3,837
Options for officer and director compensation	6/30/05						200,000		38,000
CS for Director, officer and employee compensation	7/1/2005	600,000	0.23	6,000	132,000	138,000
Options granted for officer and director compensation	7/11/05						650,000		86,840
Warrants for convertible debt	7/28/05							1,400,002	85,265
CS for Director, officer and employee compensation	7/30/2005	17,817	0.22	178	3,822	4,000
CS for Accounts Payable	8/15/2005	23,108	0.24	231	5,419	5,650
CS for Director, officer and employee compensation	8/30/2005	16,701	0.24	167	3,833	4,000
CS for convertible debt	9/1/2005	264,124	0.2	2,641	49,761	52,402
CS for services	9/2/2005	76,477	0.22	765	16,062	16,827
Balance September 30, 2005		37,273,942		$372,759	$8,004,292	$8,377,051	2,200,000	14,738,176	$1,762,647

See Note 5 for summary disclosure of options and warrants outstanding.

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

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

In the Black-Scholes Option Price Calculations below, the Company used the following assumptions to estimate fair value: the risk-free interest rate of 5.0%; volatility of 78% - 91%; and a life of 3-5 years. The Company also assumed that no dividends would be paid on common stock.

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
SEPTEMBER 30, 2005

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

Pursuant to a 2002 agreement to readjust certain terms of loans and warrants, the Company borrowed an additional $150,000 from Electrum, and Electrum waived accrued interest owed by the Company as of January 29, 2002 totaling $37,384. In consideration of the additional loan and waiver, the Company issued to Electrum additional warrants to purchase 150,000 shares of common stock for $1.00 per share through January 30, 2007. Electrum may, at its sole discretion, elect to be repaid the $150,000 loan by converting the amount outstanding into units of the Company’s securities, at the rate of one unit per $0.50 of loans converted. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at a price of $0.50 per share, exercisable though January 30, 2007. In addition, the Company and Electrum agreed to amend the prior loan agreements to reduce the conversion rate of the existing units, previously at a rate of one unit per $1.25 of loans converted to a rate of one unit per $0.50 of loans converted, and to reduce the exercise price of the warrants included in the units from $1.50 to $.50 per share. In addition, the exercise price of warrants included in the units to purchase a total of 520,000 shares of common stock, owned by Electrum, was reduced from a price of $1.50 per share to $1.00 per share and the exercise term of each such warrant was extended for a period of one year.

As of September 30, 2005 and 2004, Tigris and Electrum own approximately 15% of the Company’s outstanding common stock and, assuming that Electrum exercises its warrants and that the Company has issued no other shares, would own approximately 31% of the Company’s resultant (fully diluted) outstanding common stock.

Tigris and Electrum have the right to proportional representation on the Company’s board of directors and registration rights for all of the Company’s common stock acquired through the agreement held by them.

On February 12, 2004, the Company and Electrum and LCM Holdings reached an agreement to adjust both the conversion terms on approximately $900,000 worth of debt outstanding to the Lenders and the exercise prices of related warrants. Per the terms of the agreement, the Lenders can convert each $1.25 of loans into a unit consisting of one share of common stock and one warrant. The warrant is exercisable for a period of five years from the date of conversion and is exercisable at a price of $1.50. Additionally, terms of existing outstanding warrants were modified which generally increased the exercise price and shortened the related expiration dates. These modifications had no financial statement impact for the period herein reported.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

Furthermore, also on February 12, 2004, the Company reached an agreement with the Lenders concerning certain prior separate stock transactions which had benefited certain controlling shareholders. In compliance with the Securities and Exchange Rule 16b, the shareholders remitted the gain of $210,194 to the Company.

Other Issuances

The Company issued 1,000,000 options with a strike price of $0.37 per share during the year ended September 30, 2004 to an officer and director. No warrants were issued in the current year.

Following is a summary of stock options for the years ended September 30, 2005 and 2004:

	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2003	1,006,237	$0.87
Granted	1,000,000	0.37
Exercised	—	—
Expired	(806,237)	0.80
Outstanding at September 30, 2004	1,200,000	$0.44
Options exercisable at September 30, 2004	700,000	$0.49

Weighted average fair value of options granted at September 30, 2004		$0.19
Outstanding at October 1, 2004	1,200,000	$0.44
Granted	1,000,000	0.30
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2004	2,200,000	$0.37
Options exercisable at September 30, 2004	1,650,000	$0.39

Weighted average fair value of options granted at September 30, 2005		$0.30

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

Total compensation costs related to non- vested stock options as of September 30, 2005	$84,760
Weighted average period of nonvested stock options as of September 30, 2005	14 months

Following is a summary of warrants outstanding at September 30, 2005:

Number of Warrants	Strike Price	Expiration Date
7,954,761	$ 0.40	9/30/2006
520,000	$ 1.00	9/30/2007
150,000	$ 1.00	1/30/2007
113,413	$ 1.00	5/31/2007
1,733,333	$ .50	1/27/2010
2,166,667	$ .25	2/21/2006
200,000	$ .50	3/22/2010
250,000	$ .25	2/21/2006
825,002	$ ..05	2/21/2006
825,002	$ ..50	1/27/2010
14,738,178

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

Notes Payable - Shareholders

The following is a listing of loan amounts (all of which are unsecured) due to related parties (all of whom are shareholders of Trend Mining Company) and the dates that these loans were made to the Company:

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

		September 30,
		2005	2004
Name	Date	Amount	Amount

Electrum LLC	11/6/2000	$35,000	$35,000
	12/4/2000	100,000	100,000
	12/18/2000	50,000	50,000
	1/26/2001	50,000	50,000
	3/15/2001	50,000	50,000
	4/10/2001	50,000	50,000
	5/4/2001	50,000	50,000
	6/4/2001	50,000	50,000
	7/3/2001	85,000	85,000
	1/31/2002	150,000	150,000
		670,000	670,000

LCM Holdings, LLC	10/26/2001	50,000	50,000
	11/1/2001	10,000	10,000
	11/15/2001	30,000	30,000
	11/28/2001	29,445	29,445
	5/7/2002	60,000	60,000
	5/22/2002	35,000	35,000
	6/14/2002	18,412	18,412
		232,857	232,857

Berger	8/28/2001	90,000	90,000
	10/2/2001	10,000	10,000
		100,000	100,000

Buchanan	1/8/2002	30,000	30,000

Loucks	7/1/2005	100,000	—
	7/14/2005	50,000	—
	7/15/2005	300,000	—
	8/15/2005	150,000	—
		600,000	—

Wu	8/15/2005	31,000	—

NW Exploration	8/15/2005	29,000	—

Total notes payable - shareholders		$1,692,857	$1,032,857

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

The loans from Electrum, LCM Holdings, Berger and Buchanan bear interest at 8% per annum and are due upon the Company’s completion of a private equity placement and concurrently and proportionally with any amounts repaid to Electrum or any others having provided loan facilities of this type to the Company.

The loans from Mr. Loucks, Mr. Wu, and NW Exploration (a Company owned by Mr. Wu) bear interest at 8% per annum and are due on demand. Subsequent to September 30, 2005, the amounts owing to Mr. Wu and NW Exploration were repaid in full and the Company issued 60,000 and 6,000 shares of common stock to Mr. Loucks and Mr. Wu, respectively.

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

Employment Agreements

In July 2000, the Company entered into an employment agreement with Mr. John Ryan, the then chief financial officer, secretary and treasurer of the Company, under which Mr. Ryan was to receive 3,000 shares per month of Trend common stock as compensation for his services. When Mr. Ryan resigned in December 2000, this agreement was terminated. In July 2001, Mr. Ryan was again designated as the Company’s chief financial officer, secretary and treasurer. A revised employment agreement was reached in September 2002 where Mr. Ryan receives $3,000 per month, which amount was augmented to $4,000 per month in July of 2005. Mr. Ryan took stock in lieu of cash for July and August 2005, and then the Company reverted to paying Mr. Ryan in cash on September 1, 2005. If the Company is unable to pay the salary in cash, then Mr. Ryan has the option to receive $4,000 worth of the Company’s common stock at the prevailing rate of which shares are or were most recently sold by the Company. As of September 30, 2005 and 2004, respectively, $4,000 and $0 were owed to Mr. Ryan under this agreement.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

In January 2003, the Company issued 35,000 shares of common stock to Mr. Michael Sharratt, a director of the Company, for services rendered under an agreement with the Company.

The president and chief executive officer, Thomas Loucks has been employed by the Company for the past year. Although there is no formal agreement, the Company has paid Mr. Loucks $6,500 per month, through September 2005 when his salary increased to $10,000 per month.

Other Related Party Transactions

In March 2005, Mr. Ryan personally paid on behalf of the Company consulting fees owed to an outside consultant. The Company has recorded that amount in “accounts payable, related parties”, in the financial statements.

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

The following is a summary of property, equipment, and accumulated depreciation.

	September 30, 2005	September 30, 2004
Furniture, Equipment, and Vehicles	$46,546	$37,389
Less: Accumulated Depreciation	(34,388)	(30,758)
	$12,159	$6,631

 NOTE 8 - CONVERTIBLE DEBT

2004 Convertible Bridge Loans
On December 8, 2004, the Company sold, in anticipation of a larger subsequent offering, three year notes in the amount of $250,000 which are convertible into common shares of the Company at the rate of one share for each $0.30 of principal and interest. In addition, the note holders received warrants which allow them to purchase an additional 750,000 common shares of the company at varying prices between $0.25 and $0.50 per share. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike prices of $0.25 and $0.50, risk free interest rate of 5%, expected lives of one to five years, and expected volatility of 78% with no dividends expected to be issued. The value of the warrants totaled $93,825 at the issuance date and were recorded on the balance sheet as a debt discount. Additionally, the conversion feature of the notes resulted in a beneficial conversion amount of $77,158.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

As of March 31, 2005, these loans were retired upon finalizing of the anticipated subsequent debt offering (See 2005 - Convertible Debt below) and the related debt discount amounts have been incorporated into that offering. Additionally, the warrant and beneficial conversion features recorded in the equity section of the financial statements were cancelled and the values added to additional paid-in capital on the balance sheet.

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

In addition to the warrants issued to the investors, the Company also issued to Ghillie Finanz, Class A and Class B warrants and paid them approximately $169,000 in cash as a finders fee in relation to the convertible debentures. The Class A warrants allow for the purchase of up to 650,000 shares of the Company’s common stock at an exercise price of $0.50 per share and Class B warrants allow for the purchase of up to 650,000 shares of common stock at an exercise price of $0.25 per share. The Class A warrants have a maturity of five years and the Class B warrants expire 120 days after the Company files a registration statement registering the shares issuable upon conversion of the notes and exercise of the warrants. The value of the warrants and financing fees paid are being amortized over the life of the convertible debt and the amortized amounts are included in financing expenses in the financial statements.

In March 2005, the Company completed a private placement of secured, convertible promissory notes in the amount of $150,000. As part of this offering, the Company issued promissory notes due on January 28, 2008, bearing interest at a rate per annum equal to the “prime rate,” plus 3% percent but not less than 10%, with principal and interest payable monthly starting June 1, 2005. The promissory notes are convertible into shares of the Company’s common stock at a rate of one share for each $0.30 of principal and interest outstanding. Additionally, the Company issued two series of warrants (Class A and Class B) with the promissory notes. The Class A warrants allow for the purchase of up to 200,000 shares of the Company’s common stock at an exercise price of $0.50 per share and Class B warrants allow for the purchase of up to 250,000 shares of common stock at an exercise price of $0.25 per share. The Class A warrants have a maturity of five years and the Class B warrants expire 120 days after the Company files a registration statement registering the shares issuable upon conversion of the notes and exercise of the warrants.

In July 2005, the Company completed a private placement of secured, convertible promissory notes in the amount of $350,000. As part of this offering, the Company issued promissory notes due on January 28, 2008, bearing interest at a rate per annum equal to the “prime rate,” plus 3% percent but not less than 10%, with principal and interest payable monthly starting July 1, 2005. The promissory notes are convertible into shares of the Company’s common stock at a rate of one share for each $0.30 of principal and interest outstanding. Additionally, the Company issued two series of warrants (Class A and Class B) with the promissory notes. The Class A warrants allow for the purchase of up to 466,667 shares of the Company’s common stock at an exercise price of $0.50 per share and Class B warrants allow for the purchase of up to 583,333 shares of common stock at an exercise price of $0.25 per share. The Class A warrants have a maturity of five years and the Class B warrants expire 120 days after the Company files a registration statement registering the shares issuable upon conversion of the notes and exercise of the warrants.

In addition to the warrants issued to the investors, the Company also issued to Ghillie Finanz, Class A and Class B warrants and paid them approximately $45,000 in cash as a finders fee in relation to the convertible debentures. The Class A warrants allow for the purchase of up to 175,001 shares of the Company’s common stock at an exercise price of $0.50 per share and Class B warrants allow for the purchase of up to 175,001 shares of common stock at an exercise price of $0.25 per share. The Class A warrants have a maturity of five years and the Class B warrants expire 120 days after the Company files a registration statement registering the shares issuable upon conversion of the notes and exercise of the warrants. The value of the warrants and financing fees paid are being amortized over the life of the convertible debt and the amortized amounts are included in financing expenses in the financial statements.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

As of September 30, 2005, the Company has paid $167,188 in principal, and $81,965 in interest on these notes in cash and common stock. At September 30, 2005 the Company is showing the principal value of the debt, less the unamortized debt discounts of approximately $895,047 as the carrying value of the debt. The Company has accrued approximately $8,144 of accrued interest related to these notes as of September 30, 2005.

NOTE 9 -  COMMITMENTS AND CONTINGENCIES

Lease Agreement

In July 2005 the company entered into a lease agreement for one year for office facilities in Littleton, Colorado. The office lease requires monthly payments of $2,100 and expires June 30, 2006. During the year ended September 30, 2005, the Company paid $6,300, with an additional $18,900 payable under terms of the lease.

 In August 2004, the Company relocated to Colorado, and entered into a lease agreement for office facilities in Littleton. The office lease required monthly payments of $1,153 and expires July 31, 2005. During the years ended September 30, 2004, and 2005, the Company paid approximately $2,300 and $11,530, respectively, under the terms of the lease.

Consulting Agreements
See Note 6 for related party consulting agreements.

Mineral Properties
In order to retain its Peter Lake Claims in Saskatchewan, Canada, the Company had to fulfill exploration commitments totaling by December of 2004. At September 30, 2005 the Company had fulfilled the commitments and retained its claim. Additionally, the claims are revalidated for the prior year and extended for the coming year.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

Legal Proceedings

In May, 2002, one of the Company’s vendors, Nevada Southwest Investments LLC, obtained a judgment in the Second Judicial District, Washoe County, Nevada to collect $18,574 due under a rental lease agreement for office space the Company chose to vacate. The judgment bears interest at 18% until paid in full. Included in the accounts payable balance as of September 30, 2005 is approximately $27,000 related to this judgment. The Company negotiated with the creditor to make suitable payment arrangements to pay this judgment over time. The creditor had scheduled a debtor’s hearing in the early part of 2004 but the hearing was cancelled and not rescheduled. On November 15, 2005, the Company was able to settle in final terms and paid $25,250.

On August 24, 2005, a complaint was filed against the Company in the United States District Court for the Eastern District of New York, seeking $52,500 in legal fees, under Section 16(b) of the Securities Exchange Act of 1934, which were allegedly incurred in connection with the Company's recovery of alleged short-swing trading profits from an insider of the Company. The case was dismissed with prejudice on or about November 29, 2005, pursuant to a compromise and settlement under which the Company paid plaintiff the sum of $26,250. The Company has included the settlement in "accounts payable" on the balance sheet and recorded the expense as "settlement expense" on the statements of operations.

NOTE 10 -  CONCENTRATION

The Company has significantly relied on Mr. Thomas Kaplan and various associated entities of Mr. Kaplan, as well as Mr. Howard Schraub and various associated entities, for operating capital.

NOTE 11 -  SUBSEQUENT EVENTS

Included in the September 30, 2005 and 2004 financial statements is $73,000 of accrued wages owing to Mr. David Mooney, the former chief geologist for the Company. In October 2005, the Company and Mr. Mooney agreed to a settlement of $25,000, with the remaining amount of the debt to be forgiven.

On November 1, 2005, the Company entered into an employment agreement with Mr. Thomas Loucks, the president and chief executive officer, for a term of one year, which can be extended each year for a period of one year. Under the agreement the Company Mr. Loucks will be paid $120,000 per year, or $10,000 per month.

Subsequent to the date of the financial statements, the Company finalized the agreement to sell its 30% interest in the Andacollo Mine in Chile. The amount to be repaid to the Company was $122,976. On December 9, 2005, the amount was paid to the Company.

On December 6, 2005, the Company sold in private placement, 1,500,000 shares of the Company’s common stock for $0.10 per share, or $150,000.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

See notes 3 and 6 for additional subsequent events.

NOTE 12 -  CORRECTION OF AN ERROR

The accompanying financial statements for September 30, 2004, have been restated to correct an error in the accounting for the gain on sale of internal securities. The effect of the restatement was to increase additional paid-in capital by $210,194 and to increase the net loss and accumulated deficit at September 30, 2004 by $210,194 ($0.01per share). See Note 4.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with accountants on accounting and financial disclosures from the inception of the Company through the date of this Annual Report.

ITEM 8A. CONTROLS AND PROCEDURES.

The Company conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in rules promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2005. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company's internal controls over financial reporting during the year ended September 30, 2005 that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

PART III

ITEM 9.  DIRECTORS & EXECUTIVE OFFICERS

All directors are elected for a one year term OR until their replacement is elected or named.

Nominee	Principal Occupations and Business Experience During the Past Five Years

J. Michael Sharratt Age 76
Mr. Sharratt became a member of the board directors in August, 2000 and served as the Company’s chairman until May 2004. At that time, Mr. Sharratt resigned as chairman but continues to serve on the board of directors. Mr. Sharratt is a platinum-group explorationist with direct hands-on experience involving North America’s most important platinum mineral group deposit. Since 2000, he has been the president of Platina Minerals LLC, a private company that provides mineral consulting services. Prior to joining the Company, Mr. Sharratt was a mineral consultant from 1998 to 2000. Mr. Sharratt served as vice chairman, from 1994 to 1997, and from 1992 to 1994 as president, of Stillwater Mining Company. From 1976 to 1992, he also served as vice president and senior director of Mining and Minerals for Manville Corp., the co-developer of the Stillwater platinum/palladium mine in Montana. While he was with Manville Corp., Mr. Sharratt was a principal figure in the exploration and development of the Stillwater mining complex, the largest platinum group metals operation in North America. In addition to the evaluation and development of Stillwater, Mr. Sharratt’s responsibilities ultimately included all of Manville’s mineral exploration projects worldwide and oversight responsibility for the ore development at nine operating mines in six countries. Mr. Sharratt is a member of the International Precious Metals Institute, where he serves as a director, as well as the Canadian Institute of Mining and Metallurgy and the Society of Mining Engineers.

Jeffrey M. Christian Age 49
Mr. Christian was elected to the board of directors in August 2000. Mr. Christian is the managing director of CPM Group, which he and several associates created in June 1986, in a leveraged buyout of the Goldman Sachs Commodities Research Group made up of the creators of CPM Group. As managing director, Mr. Christian is responsible for the total operation of CPM Group, supervising a respected group of analysts, investment bankers and dealers dedicated to precious metals and commodities market research, consulting, and investment banking. He is actively engaged in the products research group of CPM Group, taking primary responsibility for the long-term (10 year) projections for the precious metals and copper markets. Mr. Christian has a Bachelors of Journalism from the University of Missouri and has engaged in post-graduate non-degree studies in econometrics, international economics and finance, and international political science. Mr. Christian is a director of Cadence Resources Corporation, a publicly traded oil, gas and mineral exploration company, and chief financial officer and director of North American Emerald Mines, Inc.

Bobby E. Cooper Age 59
Mr. Cooper became a director of the Company in July 2002. Mr. Cooper has over thirty years of mining industry experience. Prior to retiring in 1997, he was the chief executive officer and president of Kennecott Corporation, a wholly-owned subsidiary of Rio Tinto (RTZ), both mining companies. Before being named chief executive officer and president, Mr. Cooper held various other positions with Kennecott since 1983, including chief operating officer and vice president of U.S. Mines. Mr. Cooper is currently a director of 3L&T Corp., a private chemical company.

Thomas Loucks Age 56
Mr. Loucks became president and chief executive officer of the Company in June, 2004 and a member of the board in August 2004. He worked as an independent consultant to junior mining and other resource companies from July 2000 until joining the Company. From 1991 until June, 2000 he was the executive vice president and treasurer at Royal Gold, Inc. From August 1988 until 1991, Mr. Loucks was Vice President of Corporate Development of Royal Gold. From August 1985 until August 1988, Mr. Loucks was a business development analyst with Newmont Mining Company. Mr. Loucks is a member of the Society of Economic Geologists, Inc. and the Society of Economic Geologists Foundation, Inc. He has a B.A. and an M.A. in geology from Dartmouth College and an M.B.A. from Stanford University.

John P. Ryan Age 43
Mr. Ryan has served as our chief financial officer (“CFO”), secretary, treasurer and as a director since August 2000. Mr. Ryan is a degreed mining engineer. Mr. Ryan has served as the vice president of corporate development for Cadence Resources Corporation since September 1996, and is also currently serving as the secretary and a director of Cadence. Cadence is a publicly traded oil exploration and production company. Since February 2004, he has served as an officer and director of White Mountain Titanium Corporation, a publicly traded mining exploration company. Other companies with which Mr. Ryan holds an officer and/or director position include Bio-Quant, Inc., Nevada-Comstock Mining Company, GreatWall Gold Corporation, High Plains Uranium, Inc., Sundance Diamonds Corporation and Dotson Exploration Company. Many of these companies have only minimal activity and require only a small amount of Mr. Ryan’s time. Mr. Ryan is a former U.S. Naval Officer and obtained a B.S. in Mining Engineering from the University of Idaho and a Juris Doctor from Boston College Law School.

Ishiung J. Wu Age 59
Dr. Wu became a director of the Company in August 2000. He is currently the president of GreatWall Gold Corporation., an exploration company focused on mineral development in China. Since January 1992, he has been the president of IW Exploration Co., a privately held company engaged in mineral exploration ventures and capital management. From January 1992 to January 1995, Dr. Wu was a consultant and project manager in the United States and overseas for various mineral exploration programs involving private and public entities. From January 1995 to January 2002, Dr. Wu was a director and vice president of Exploration of General Minerals Corp., a natural resources public company of which he was a co-founder. From June 2002 to August 2003, Dr. Wu was a director and president of Mammoth Gold Corp and director and vice president of Exploration for Alaska Gold Mines, Inc., a mineral exploration company in Canada. From January 2000 to January 2002, Dr. Wu was also chairman of Xinjiang Towerbeck Mineral Joint Venture, a Chinese-Canadian joint venture for gold exploration and mining activities at Towerbeck gold deposit in Central Asian Gold Belt. Dr. Wu has over thirty years experience in mineral exploration management. Dr. Wu holds an M.A. (1971) and Ph.D. (1975) in economic geology both from Harvard University, where he was a Teaching Fellow in Geology from 1971 to 1973. He is also a Fellow of the Society of Economic Geologists.

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

To the Company’s knowledge, based solely on a review of the copies of Forms 3 and 4 furnished to the Company during the 2005 fiscal year and Forms 5 furnished to the Company with respect to fiscal 2005, the Company’s officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements except as follows: Mr. Loucks failed to timely file four Form 4s, on February 16, 2005 reporting 5 transactions, on October 20, 2005 reporting 3 transactions, on December 5, 2005 reporting 1 transaction, and on January 11, 2005 reporting 2 transactions, and one Form 3 filed on February 16, 2005 reporting 4 transactions; Mr. Wu failed to timely file two Form 4s on August 29, 2005 reporting 5 transactions and on December 8, 2005 reporting 1 transaction; Mr. Cooper failed to timely file two Form 4s on August 29, 2005 reporting 1 transaction and on December 13, 2005 reporting 2 transactions; Mr. Sharratt failed to timely file two Form 4s on August 29, 2005 reporting 1 transaction and on December 6, 2005 reporting 1 transaction; Mr. Christian failed to timely file two Form 4s on November 18, 2005 reporting 2 transactions and on December 9, 2005 reporting 1 transaction; and Mr. Ryan failed to timely file one Form 4 on January 13, 2006 reporting 2 transactions.

Code of Ethics

The Company has adopted a Code of Ethics that applies to our principal executive officer and principal financial officer. The Company’s Code of Ethics is attached to this Form 10-KSB as Exhibit 14.

Audit Committee

The Company has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Jeffrey Christian, Ishiung Wu and John Ryan. The Audit Committee’s financial expert is Jeffrey Christian who is an independent director.

Indemnification

Our bylaws provide that our directors and officers will be indemnified to the fullest extent permitted by the Delaware Corporation Code. However, such indemnification does not apply to acts of intentional misconduct, a knowing violation of law or any transaction where an officer or director personally received a benefit in money, property, or services to which the director was not legally entitled.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 or the Securities Act of 1934, may be permitted to directors, officers and controlling persons of the small business issuer pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our annual meeting of shareholders to be filed pursuant to regulation 14A.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 12, 2005, certain information regarding the ownership of voting securities of Trend by each stockholder known to our management to be (i) the beneficial owner of more than 5% of our outstanding common stock, (ii) our directors, (iii) our current executive officer named in the Summary Compensation Table and (iv) all executive officers and directors as a group. We believe that, except as otherwise indicated, the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Outstanding Shares

Thomas Loucks (2)	1,110,000	2.67%

Jeffrey M. Christian (3)	425,630	1.04%

Bobby E. Cooper	322,912	*

John P. Ryan (4)	1,601,518	3.90%

J. Michael Sharratt (5)	562,500	1.37%

Ishiung J. Wu (6)	721,000	1.75%

All executive officers and directors as a group (6 persons) (7)	4,743,560	11.52%

5% Stockholders:

Thomas Kaplan (8) 154 West 18th Street New York, New York	14,567,854	30.01%

Howard Schraub c/o G. Howard Associates 525 East 72nd Street New York, NY 10021	4,557,276	10.91%
_______________
*	Less than 1%

1. The address of each such person, unless otherwise noted, is c/o Trend Mining Company, 5439 South Prince Street, Littleton Colorado 80120.

2. Includes 800,000 shares of common stock issuable upon exercise of currently exercisable options.

3. Mr. Christian directly owns 307,000 shares and has voting and dispositive control with respect to 118,630 shares owned by CPM Group of which he is the majority stockholder.

4. These shares include 40,000 shares owned by Nancy Martin, Mr. Ryan's spouse, 4,000 shares owned by Andover Capital of which Mr. Ryan is a 50% shareholder and his spouse is a 50% shareholder, 20,000 shares owned by Dotson of which Mr. Ryan is a major owner and 250,000 shares issuable upon exercise of currently exercisable options.

5. These shares include 200,000 shares issuable upon exercise of currently exercisable options.

6. Includes 400,000 shares of common stock issuable upon exercise of currently exercisable options.

7. These shares include 1,400,000 shares issuable pursuant to currently exercisable options, 40,000 shares owned by Nancy Martin, Mr. Ryan's spouse, 2,500 shares owned by Andover Capital of which Mr. Ryan is a 50% shareholder and his spouse is a 50% shareholder, of which Mr. Ryan is an affiliate and 118,630 shares owned by CPM Group.

8. This information is based solely on a Schedule 13D/A filed with the SEC on February 13, 2004. The amount reflects shares, shares issuable upon exercise of warrants and shares issuable upon exercise of options held by Mr. Kaplan, Tigris Financial Group, Ltd., Electrum LLC, and LCM Holdings, LDC. Mr. Kaplan has sole voting and dispositive control with respect to 1,000,000 shares owned by Tigris of which he is the sole stockholder. Pursuant to a voting trust agreement with Electrum, dated March 31, 2000 and amended on March 30, 2001, Mr. Kaplan also has sole voting and dispositive control with respect to 12,219,751 shares owned by Electrum consisting of (1) 4,307,488 shares of common stock held outright; (2) 6,279,761 shares underlying common stock purchase warrants which are exercisable at an exercise price of $0.40 per share, (3) 670,000 shares underlying common stock purchase warrants which are exercisable at an exercise price of $1.50 per share, and (4) 481,251 shares of common stock and 481,251 shares underlying warrants which are exercisable at an exercise price of $1.50 per share, which shares and warrants are issuable to Electrum upon conversion of convertible debt held by Electrum. This agreement with Electrum shall terminate by March 2010 unless earlier terminated pursuant to the terms of the agreement. Pursuant to a voting trust agreement with LCM, dated August 27, 2003, Mr. Kaplan also has sole voting and dispositive control with respect to 1,348,103 shares held by LCM consisting of (1) 900,174 shares of common stock held outright; (2) 113,413 shares of common stock underlying common stock purchase warrants which are exercisable at an exercise price of $1.50 per share; and (3) 167,258 shares of common stock and an additional 167,258 shares of common stock underlying common stock purchase warrants which are exercisable at an exercise price of $1.50 per share, which shares and warrants are issuable to LCM upon conversion of convertible debt held by LCM. This agreement with LCM shall terminate by August 27, 2013 unless earlier terminated pursuant to the terms of the agreement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Conflicts of Interest

Mr. Ryan is an officer and director of High Plains Uranium, Inc. which operates only in the United States while the Company explores for uranium only in Canada. Thus, due to the separate locations in which they operate, there is no conflict of interest between Mr. Ryan’s activities in the Company and in High Plains Uranium, Inc. Mr. Ryan is also an officer and/or director of other companies which are exploration stage mineral companies. However, none of these other companies are focused on exploration for palladium and platinum, and therefore, the potential for conflicts of interest are believed to be minimal.

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

Mr. Christian works as a consultant and advisor, through CPM Group, a commodities research group, with most major companies involved in platinum group metals. Its clients include most major producers and refiners of these metals, including companies that may have an interest in joint venture arrangements with Trend. CPM Group also advises several other platinum group metal exploration companies that compete with Trend. It hosts an annual seminar that attracts companies such as Trend, and Trend has made presentations to investors and others at these seminars along with companies that compete with Trend. CPM Group's clients also include major users of platinum group metals. The Board believes that the benefits derived by the Company from Mr. Christian's active involvement in the industry are substantial and outweigh any risks of possible conflicts of interest, and further, such conflicts are also believed to be both minimal and manageable through timely and adequate disclosure.

Loans by Related Parties

In October 2003, Western Goldfields Inc., a company in which Trend previously had an ownership interest and of which Mr. Ryan was formerly an Officer and Director, loaned the Company $40,000. The loan did not bear interest. This loan was repaid in full on June 24, 2004.

In 1999, the Company entered into a Stock Purchase Agreement with Tigris. Pursuant to the agreement, Tigris purchased 1,000,000 shares of the Company’s Common Stock for $100,000, and was granted rights to acquire additional Common Stock and warrants. Tigris is wholly owned by Thomas S. Kaplan, who beneficially owns approximately 50% percent of the Company’s Common Stock. Tigris assigned certain of its rights under the stock purchase agreement to Electrum and the Company’s Common Stock is a significant asset of Electrum. Additionally, pursuant to a voting trust agreement, Mr. Kaplan has voting and dispositive control of all of the Common Stock owned by Electrum. Therefore, Electrum is deemed to be an affiliate of Tigris. Similarly, Mr. Kaplan also has voting and dispositive control of all of the Common Stock owned by LCM, which is also a significant asset of LCM. Thus, LCM is also deemed to be an affiliate of Tigris.  Pursuant to the Stock Purchase Agreement, Tigris and Electrum have the right to proportional representation (meaning representation proportional to the relative ownership interest in the Company) on the Company’s board of directors and demand registration rights. They have not exercised their rights to representation on the Company’s board of directors. In November 2000, Electrum requested that the Company register all of the Common Stock, warrants and Common Stock underlying the warrants then held by Tigris and Electrum and assigned by Electrum to others. The Company began the process of registering these shares, but due to the lengthy comment period that it took to respond to comments on its registration statement with the SEC, the recognition that the officers of the Company were spending a great deal of their time on these legal matters, and the very significant legal and accounting fees which resulted from that process, Electrum later determined that it was in the best interest of the Company to drop its demand for registration of the shares, warrants, and underlying shares. Additionally, pursuant to the Stock Purchase Agreement, the Company agreed to retain the CPM Group as financial advisors and that at the request of Tigris, the Company would use reasonable efforts to divest ourselves of the Company’s silver exploration properties. In the ordinary course of business, and not at the specific request of Tigris, the Company disposed of its Silver Strand Mine and Pyramid Mine properties, which did have silver exploration potential, in order to focus on platinum group metal exploration.

In 2002, Electrum made loans to the Company totaling $520,000. In connection with these loans, the Company issued to Electrum warrants to buy 520,000 shares of the Company’s Common Stock at a strike price of $1.50 per share. At Electrum’s election, the debt could be converted at a price of $1.25 of debt (the “Conversion Rate”) for one unit (a “Unit”) consisting of one share of the Company’s Common Stock and one warrant (a “Unit Warrant”) to purchase one share of the Company’s Common Stock for $1.50.

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

Further, the parties agreed to cancel all of the existing outstanding LCM and Electrum warrants and to reissue new warrants in accordance with the following table:

Warrant Schedule for Electrum and LCM

Issued to	Number of Shares	Previous Expiration Date	New Expiration Date	Previous Price per Share	New Price per Share
Electrum	520,000	09/30/07	09/30/06	$1.00	$1.50
Electrum	150,000	01/30/07	01/30/07	$1.00	$1.50
LCM Holdings LDC	119,445	01/09/05	01/09/04	$1.00	$1.50
LCM Holdings LDC	113,413	06/27/07	06/27/07	$1.00	$1.50

During July and August 2005, the Company received short-term advances from Thomas Loucks ($600,000) and Ishiung Wu ($60,000) an officer and director of the Company, for continued operations and to accommodate the due diligence and payment of additional extension payments concerning the Andacollo mine. In June, the Board of Directors had agreed to issue to these officers and directors, one share of common stock for every ten dollars loaned.

Consultants

On September 19, 2005, the Company entered into a consulting arrangement with Mr. Cooper to act as a consultant, advising on various aspects of mining operations and, specifically in this instance, to assist in explaining the intricacies of the Andacollo gold operation to interested investors. The Company and Mr. Cooper agreed to a consulting rate of $600 per day. Pursuant to this agreement, on November 10, 2005, the board resolved to issue to Mr. Cooper shares of the Company’s common for the work Mr. Cooper performed. The fair value of the shares on the date of grant was $1,800.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a)  EXHIBITS

3.1	Certificate of Incorporation, effective March 28, 2001. (1)

3.2	Certificate of Merger, filed March 28, 2001. (1)

3.3	Bylaws, adopted March 28, 2001. (1)

4.1	Form of Secured Convertible Promissory Note dated January 27, 2005, having a conversion rate of $0.30. (12)

4.2	Form of Class A Warrant dated January 27, 2005, having an exercise price of $0.50. (12)

4.3	Form of Class B Warrant dated January 27, 2005, having an exercise price of $0.40. (12)

4.4	Form of Secured Convertible Promissory Note dated July 28, 2005, having a conversion rate of $0.30. (13)

4.5	Form of Class A Warrant dated July 28, 2005, having an exercise price of $0.50. (13)

4.6	Form of Class B Warrant dated July 28, 2005, having an exercise price of $0.40. (13)

9.1	Voting Trust Agreement, dated as of March 31, 2000, by and between Thomas Kaplan and Electrum LLC. (2)

9.2	Amendment to Voting Trust Agreement, dated as of March 31, 2001, by and between Thomas Kaplan and Electrum LLC. (3)

9.3	Voting Trust Agreement, dated as of August 27, 2003, by and between Thomas Kaplan and LCM Holdings, LDC. (4)

10.1	Stock Purchase Agreement, dated as of December 29, 1999, between Tigris Financial Group Ltd. and the Company. (5)

10.2
Amendment to Stock Purchase Agreement, dated as of June 27, 2000, by and between Electrum LLC and the Company; and Warrant Agreement, dated June 9, 2000, by and between the Company and Tigris Financial Group Ltd. (5)

10.3	Letter Agreement, dated November 10, 2000, by and between the Company and Electrum LLC. (6)

10.4	Letter Agreement, dated November 17, 2000, by and between the Company and Electrum LLC. (6)

10.5	Loan Facility Agreement, dated December 6, 2000, by and between the Company and Electrum LLC. (6)

10.6++	2000 Equity Incentive Plan, adopted February 23, 2001. (7)

10.7	Loan Agreement, dated March 12, 2001, by and between the Company and Electrum LLC. (8)

10.8	Letter Agreement, dated April 11, 2001, by and between the Company and Electrum LLC. (9)

10.9	Form of Loan Facility, dated August 16, 2001, between the Company and Lillian Berger.(10)

10.10	Loan Facility, dated September 28, 2001, between the Company and Lillian Berger. (10)

10.11	Form of Loan Facility, dated October 22, 2001, between the Company and LCM Holdings, LDC.(10)

10.12	Bill of Sale, dated November 12, 2001, relating to the Pyramid property, by and between the Company and Western Goldfields, Inc., fka Calumet Mining Company. (10)

10.13	Loan Facility, dated December 18, 2001, between the Company and Larry Buchanan. (10)

10.14
Form of Agreement to Readjust Certain Terms of Loans & Warrants, dated January 30, 2002, by and between the Company, Electrum LLC, LCM Holdings, Ltd., the Estate of Lillian Berger and Larry Buchanan. (10)

10.15	Form of Transfer of Lake Owen Option Agreement, dated February 2002, by and among General Minerals Corporation, the Company, Ron Nash and Howard Schraub. (10)

10.16	Form of Sale of Lake Owen Option Agreement and Exercise of Option, dated March 15, 2002, by and between the Company and Howard Schraub. (10)

10.17	Form of Sale of Lake Owen Option Agreement and Exercise of Option, dated March 15, 2002, by and between the Company and Ron Nash. (10)

10.18	Form of Loan Facility, dated June 27, 2002, between the Company and LCM Holdings, LDC. (10)

10.19++	Amended Employment Agreement, dated September 1, 2002, by and between the Company and John P. Ryan. (10)

10.20	Cancellation of share of Series A Preferred Stock, dated October 1, 2002, by the Company and Thomas Kaplan. (10)

10.21	Form of Subscription Agreement in connection with October - December 2002 private placement. (10)

10.22	Form of Subscription Agreement, dated December 29, 2002, by and between the Company and Kurt J. Hoffman for 169,160 shares of the common stock of the Company. (10)

10.23	Form of Subscription Agreement, dated January 14, 2003, by and between the Company and John P. Ryan for 450,000 shares of the common stock of the Company. (10)

10.24	Promissory Note, dated August 29, 2003, from the Company to CGT Management Ltd. (10)

10.25	Form of Amendment to Promissory Note, dated November 27, 2003, by and between the Company and CGT Management Ltd. (10)

10.26*	Waiver Agreement dated February 12, 2004, by and between the Company and Electrum LLC, and between the Company and LCM Holdings LDC.

10.27*	Amended Loan and Warrant Agreement dated February 12, 2004, by and between the Company and Electrum LLC, and between the Company and LCM Holdings LDC.

10.28	Lease Agreement effective as of September 2, 2004 by and between the Company and Lloyd Clark. (11)

10.29	Joint Venture Agreement effective as of January 1, 2005, by and between the Company and Aurora Metals (BVI) Limited. (11)

10.30	Form of Subscription Agreement dated as of January 27, 2005 by and among Trend Mining Company and the purchasers identified therein. (12)

10.31	Form of Pledge and Security Agreement dated as of January 27, 2005 by and among Trend Mining Company and the secured parties identified therein.(12)

10.32	Form of Limited Standstill Agreement dated as of January 27, 2005 by and among Trend Mining Company and the stockholders identified therein. (12)

10.33	Amendment, Waiver and Consent to Transaction Documents Agreement, dated as of July 28, 2005, by and among Trend Mining Company and the purchasers identified therein. (13)

10.34	Share Purchase Agreement, dated as of September 20, 2005, between Trend Mining Company and Pacific Rim Mining Corp. (14)

10.35	Charge, dated September 20, 2005, between Trend Mining Company and Pacific Rim Mining Corp. (14)

10.36	Deed of Assignment, dated as of September 20, 2005, between Trend Mining Company and Pacific Rim Mining Corp. (14)

14+	Code of Ethics

23.1+	Consent of Williams & Webster, P.S.

31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1+	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

+	Filed herewith.

*	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 filed with the Commission on January 13, 2005, File No. 000-31159.

++	Indicates an exhibit that constitutes an executive compensation plan.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 28, 2001, File No. 000-31159.

(2)	Incorporated by reference to Schedule 13D by Thomas S. Kaplan, filed with the Commission on October 4, 2000, File No. 005-59667.

(3)	Incorporated by reference to Schedule 13D/A by Thomas S. Kaplan, filed with the Commission on May 23, 2001, File No. 005-59667.

(4)	Incorporated by reference to Schedule 13D/A by Thomas S. Kaplan, filed with the Commission on November 21, 2003, File No. 005-59667.

(5)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, Amendment No. 1, filed with the Commission on September 27, 2000, File No. 000-31159.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, File No. 000-31159.

(7)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A, filed with the Commission on January 29, 2001.

(8)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, Amendment No. 4, filed with the Commission on March 26, 2001, File No. 000-31159.

(9)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, Amendment No. 5, filed with the Commission on May 25, 2001, File No. 000-31159.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 filed with the Commission on January 21, 2004, File No. 000-31159.

(11)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Amendment No. 1, filed with the Commission on August 8, 2005, File No. 333-124144.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 28, 2005, File No. 000-31159.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 2, 2005, File No. 000-31159.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 23, 2005, File No. 000-31159.

(b)	Reports on Form 8-K

On October 6, 2004, we filed a Current Report on Form 8-K disclosing that the Company signed an option to purchase mining claims totaling approximately 17 square kilometers (approximately 6.5 square miles) in the Athabasca Basin of Saskatchewan in an area known as Diabase Peninsula. The terms of the option require that the Company perform a minimum of approximately $CDN 21,000 worth of field work per year and pay property payments of CDN 15,000, $20,000, and $30,000, respectively, in each of the first three years. The Company may exercise its right to purchase the claims for $CDN 1 million any time during the first eight years of the option, at which time the property remains subject to a 3% gross royalty on any and all minerals produced.

On December 9, 2004, we filed a Current Report on Form 8-K disclosing that the Company received commitments for approximately $2,000,000 million in connection with a debt offering, with $250,000 closed as the day before, and a further $1,750,000 expected to close within ten days of this release. The Company intends to use the funds to payoff or settle all of its existing trade accounts payable and to fund exploration work on its mineral projects in North America.

On December 14, 2004, we filed a Current Report on Form 8-K disclosing that the Company completed a secured convertible debt financing of up to $2,000,000 whereby the Company issued promissory notes convertible into common stock with a conversion price of $0.30 per share and two classes of warrants to purchase common stock exercisable at $0.40 and $0.50, respectively.

On December 14, 2004, we filed a Current Report on Form 8-K disclosing that the Company signed a Letter of Intent with Nuinsco Resources Limited as a prelude to a joint venture agreement relating to Trend's Cree Lake/Diabase Peninsula Project in Saskatchewan. Under the joint venture arrangements, Nuinsco will assume operating management and exploration for uranium mineralization on mining claims that Trend owns or holds under a purchase option in the Athabasca Basin. In return, Nuinsco can earn 50% by spending $CDN 1 million on exploration of Trend's land position over three years.

On January 28, 2005, we filed a Current Report on Form 8-K disclosing that the Company entered into a Subscription Agreement with certain institutional and accredited investors providing for the issuance and sale of $1,300,000 of secured convertible promissory notes of the Company convertible into shares of its common stock at a conversion price of $0.30 per share. The Company also issued two classes of warrants exercisable into common stock at $0.40 and $0.50 per share. The Company closed on $250,000 of the total $1,300,000 purchase price pursuant to a subscription agreement entered into on December 8, 2004 by the Company and certain of the investors. The financing documents entered into on January 27, 2005 supercedes and replaces the financing documents entered into in connection with that prior offering,

On March 29, 2005, we filed a Current Report on Form 8-K disclosing the Company’s planned exploration activities on its mineral projects for the remainder of calendar year 2005.

On June 27, 2005, we filed a Current Report on Form 8-K disclosing that the Company entered into an option agreement to acquire the Andacollo gold mine in Chile from Pacific Rim Mining Corporation for $5,400,000 in cash. The Company paid $300,000 of the purchase price upon signing the letter of intent, $2,700,000 is due on closing, $1,000,000 12 months thereafter, and $1,400,000 24 months thereafter.

On August 2, 2005, we filed a Current Report on Form 8-K disclosing that the Company entered into an Amendment, Waiver and Consent to Transaction Documents Agreement, amending the Subscription Agreement, dated as of January 27, 2005 by and among the Company and certain accredited investors, and other financing documents entered into in connection with the Subscription Agreement, providing for the issuance and sale of $350,000 of secured convertible promissory notes convertible into shares of its common stock at a conversion price of $0.30 per share. The Company also issued two classes of warrants exercisable into common stock at $0.40 and $0.50 per share.

On September 23, 2005, we filed a Current Report on Form 8-K disclosing that the Company entered into a share purchase agreement with Pacific Rim Mining Corp whereby Pacific Rim sold to the Company all of the issued and outstanding shares of its wholly-owned subsidiary, DMC Cayman Inc, consisting of 12,975,919 ordinary shares and 56,564,757 preference shares, and assigned to the Company a loan that Pacific Rim made to DMC in an amount equal to CAD $8,476,898. The total consideration to be paid by the Company to the Seller will be the sum of US $5,400,000, to be allocated as to the sum of US $200 to the Shares (being the sum of US $100 to the ordinary shares and US $100 to the preference shares), and as to the sum of US $5,399,800 to the Loan. The Company has made cash payments of US $3,000,000 to the Seller and will pay future payments of US $1,000,000 and US $1,400,000 in September of 2006 and 2007, respectively. The Company, in turn, sold 9,083,143 ordinary shares of DMC to David H. Russell, an accredited investor, for a purchase price of US $2,100,000.

On October 28, 2005, we filed a Current Report on Form 8-K disclosing that the Company’s partner in uranium exploration, Nuinsco Resources, identified and confirmed strong geochemical and geophysical anomalies on portions of the Diabase Peninsula in the Athabasca Basin of Saskatchewan that the Company owns, subject to Nuinsco’s 50% interest in the project’s earnings.

On November 7, 2005, we filed a Current Report on Form 8-K disclosing the Company’s exploration results for 2005.

On December 5, 2005, we filed a Current Report on Form 8-K disclosing the Company’s sale of its remaining 30% interest in the Andacollo gold mine, to David H. Russell who previously purchased the other 70%, in return for reimbursement of all of Trend's acquisition costs related to purchase of the 30% interest as well as Trend's diligence costs and out of pocket expenses, plus a 1% net smelter returns royalty on any and all mineral production from the mine and a back-in right to reacquire the 30% interest any time through April 1, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our annual meeting of shareholders to be filed pursuant to regulation 14A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND MINING COMPANY

Dated: January 13, 2006	By:	/s/Thomas A. Loucks
Name: Thomas A. Loucks
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or by their attorney-in-fact, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas A. Loucks Thomas A. Loucks	Director, President and Chief Executive Officer	January 13, 2006

/s/ John P. Ryan John P. Ryan	Director, Treasurer and Chief Financial Officer (Principal Accounting Officer)	January 13, 2006

J. Michael Sharratt	Director	January 13, 2006

/s/ Jeffrey M. Christian Jeffrey M. Christian	Director	January 13, 2006

/s/ Bobby E. Cooper Bobby E. Cooper	Director	January 13, 2006

/s/ Ishiung J. Wu Ishiung J. Wu	Director	January 13, 2006