Form 10KSB/A
period 2005-09-30
TREND MINING CO
filed 2006-02-01
CIK 1115954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

Trend Mining Company (the “Company”) is filing this Amendment No. 1 on Form 10-KSB/A to amend its Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, as filed with the Securities and Exchange Commission on January 13, 2006 (the “Original 10-KSB”). The purpose of this Amendment No. 1 is to provide certain information as required under Items 10 and 14 of Part III and to make certain amendments to the Financial Statements and Notes to the Financial Statements in Item 7, of Part II of the Original 10-KSB, primarily to correct for an error in the accounting for the sale of an interest in mineral property. The effect of the restatement was to increase property and equipment by $868, increase accounts payable by $133,196, increase accounts receivable by $1,000,000, increase financing expenses $368,148, decrease interest $374,907, decrease operating expenses by $860,923, and decrease net loss and accumulated deficit at September 30, 2005 by $868,671 ($0.02 per share). This Amendment No. 1 does not otherwise update information in the Original 10-KSB to reflect facts or events occurring subsequent to the date the Original 10-KSB was filed.

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

Trend is an exploration company and has been engaged since 1998 in the acquisition and exploration of diverse metal properties, primarily in the United States and Canada. During the period 2004-2005, the Company commenced uranium exploration activities in Canada and acquired a gold royalty interest in Chile. Trend’s plan is to acquire and explore mineral properties that have sufficient merit and potential to subsequently vend them to larger companies, such that Trend itself does not intend to be an operating miner in the near term. Rather, Trend seeks to create passive interests in high quality projects which become managed by other, larger firms. Currently, Trend controls exploration properties which are prospective for copper-nickel, platinum-palladium, and uranium mineralization in Saskatchewan and Wyoming. At present, none of Trend’s exploration projects is known to contain commercially viable ore reserves, and none of Trend’s exploration properties is in production. Consequently the Company has no source of current operating income or cash flow. The Company has acquired a royalty on a developmental gold mine which should commence commercial production of gold bullion during the second calendar quarter of 2006. The gold royalty may provide approximately $1.25 million in revenues over the next several years, about 75% of which could occur during 2006-mid 2008. Trend’s present business objectives for the near term are to focus on raising sufficient capital to retain and advance its mineral properties.

TREND’S EXPLORATION PROCESS

Trend’s exploration program is designed to acquire projects of merit that could attract a larger partner. To do so, Trend will explore, develop, and evaluate such exploration properties, and then vend them if merited, or abandon them. The Company needs to balance its capital requirements so that it has sufficient funds on hand to maintain its existing projects, to evaluate and advance them with appropriate exploration programs, and also to maintain additional funds to take on new projects when such opportunities are deemed appropriate.

As more fully described below, the Company has formulated specific exploration plans for Trend’s exploration projects at Stillwater, and Lake Owen. As to the other projects, Diabase Peninsula (uranium) is being explored by Trend’s partner, Nuinsco Resources, such that Trend faces no immediate capital requirements relating to this project, and the Company plans to market its Peter Lake project although the Company has spent sufficient funds on this project to hold it for another year. Exploration generally proceeds in three phases, and Trend’s approach is typical. Phase One of exploration normally begins with recognition that a property has merit, acquisition of rights to explore said property, and then follow up consisting of detailed geologic mapping and sampling of the rocks to verify if they contain anomalous concentrations of metals indicative of mineral potential. If after a preliminary evaluation a project still has apparent potential, considerable sums of money may be spent in the first phase to determine from surface geology and assaying of surface rocks whether the subsurface is worth testing; geochemical surveys will contribute to such elevated costs, but the Company may embark on geophysical surveys to learn more about the subsurface before drilling. Careful interpretation of the data collected from the various tests would then be used to determine whether further exploration is warranted.

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

LICENSE AND ROYALTY AGREEMENTS

Trend owns a 1% net smelter return royalty on the Andacollo gold mine in Chile which is being taken off of care and maintenance and placed back into commercial production by a group of private investors. The Company expects to begin receiving royalties on this property during the second or third quarter of fiscal 2006. The Company expects to receive sufficient revenues from the Chilean royalty to offset much of its corporate costs during the second half of fiscal 2006.

Trend owns a 1.5% net smelter return royalty on the Pyramid project, an exploration property consisting of five unpatented mining claims in Churchill County, Nevada which the Company sold to Western Goldfields, Inc. in August 2002.

Trend also owns a 2.5% net smelter returns royalty on patented mining claims located north of Anchorage, Alaska, that are owned by the Rae Wallace Company, a former subsidiary of Trend. As of January 11, 2006, the Company has not received any revenues as a result of these royalties.

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

Trend’s primary, near term cost of compliance with applicable environmental laws during exploration is likely to arise in connection with the reclamation of drill holes and access roads. Drill holes typically can be reclaimed for nominal costs. For example, the Bureau of Land Management (“BLM”), an agency of the U.S. Department of Interior, has promulgated surface management regulations which govern drill hole and access road reclamation on BLM lands. Similar regulations can be expected to be complied with on Trend’s lands which are on U.S. Forest Service lands, or state property for which we have been issued mineral licenses, as well as Canadian mining claims.

Costs for reclaiming roads for access and drill programs can become expensive, but to date Trend’s programs have been small and helicopter-supported, obviating the need for access roads. However, should the Company mount larger programs, such costs could vary from a few hundred to a few thousand dollars per drill hole site. Whereas roads will not be built until Trend’s exploration programs are more advanced, drill road reclamation costs will vary according to the amount of road construction, which the Company cannot estimate at this time. Once a plan of exploration has been submitted and where drill holes or access roads will be undertaken, Trend will be required to post reclamation bonds. It is difficult to estimate what the cost of such bonds will be, since the bonding requirements are unique to the proposed exploration plan. However, it is a reasonable assumption that in some circumstances these bonds may be a significant percentage of the exploration costs.

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

Trend currently owns an interest in one uranium exploration property, two PGE exploration properties, and one developmental gold property. It is acquiring a 50% interest in a third PGE exploration project located at Stillwater, Montana.

Property (1)	Location	Acres	Work Performed	Fiscal 2006 Exploration Budget (2)	Ownership / Interest
Stillwater (3)	Stillwater, Montana	1,400	$135,000 diamond drilling program.	$400,000	0%

Lake Owen	Wyoming	12,020	$15,000 magnetic survey and field geology.	$120,000	100%

Peter Lake	Saskatchewan, Canada	19,800 ha or 48,900 ac	Geological reconnaissance ($101,000), claim group expanded.	$Nil	100%

Cree Lake	Saskatchewan, Canada	4,224 ha or 10,438 ac	Acquired September 2004 - October 2004. Effective December 2004, Nuinsco Resources became operator and may acquire a 50% interest. Identified uranium targets and performed follow-up drilling during fiscal year 2005 worth $US360,000.	Nuinsco Resources is budgeting $US650,000 for winter 2005. $500,000 by Trend (4).	100%

Ancadollo, Chile	Andacollo, Chile	1,200 ha or 2,965 ac	Evaluation and acquisition.	Not relevant.	1% royalty

Total		75,723		$1,020,000
_______________
(1)
Trend’s United States property interests are in the form of lode mining claims. At Lake Owen, the Company controls 100% of the mineral rights to its unpatented claims. At Stillwater, the Company is spending money to earn a 50% interest in both patented and unpatented mining claims held or leased by Aurora Metals (BVI) Limited (“Aurora”). The viability of unpatented mining claims is dependent upon inherent uncertainties and conditions which relate to:

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
e.	Possible conflicts with other claims not determinable from descriptions of record.
(2)	The Company’s exploration budget will be funded from debt and equity financings.
(3)
Trend may acquire a 50% interest in Aurora Metals (BVI) Limited’s Stillwater project by spending $2 million over 5 years beginning January 1, 2005. Trend does not currently own any interest in the Stillwater project. Trend’s budget for fiscal 2006 is $400,000.

(4)
Nuinsco is operator and is paying all costs until it vests its 50% interest - estimated to happen by March 2006, after which time Trend will be expected to pay for its share of the ongoing program. Trend estimates that it may have to raise and spend $500,000 during subsequent exploration in 2006.

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

The table below details the annual fees and any work commitments required to retain title to each of the Company’s properties (for Cree Lake, the fees documented below pertain only to claims directly controlled by the Company):

PROPERTY	FEDERAL FEES		COUNTY FEES		PROVINCIAL FEES $C		ASSESSMENT WORK $US
Lake Owen	$75,125			$1,240		N.A.	N.A.
Stillwater	$8,875	(1)	$	nil		N.A.	N.A.
Peter Lake	N.A.			N.A.	$	C237,504	$204,253
Cree Lake	N.A.			N.A.	$	C50,688	$43,590	(2)
Andacollo	N.A.			N.A.		N.A.	N.A.
Total	$84,000			$1,240	$	C288,192	$247,843
(1)	Plus $8,100/yr in advance minimum royalty payments to underlying owners.
(2)	The Cree Lake obligation will be satisfied by Trend’s partner, Nuinsco.

INSURANCE

Because Trend's properties are either exploration stage projects or royalty interests, the Company does not currently carry insurance on any of its properties on an ongoing basis. The Company does, however, plan to purchase liability insurance during 2006 drilling programs.

STILLWATER PROJECT, MONTANA

On January 11th, 2005, the Company announced that it had signed a Letter of Intent with Aurora Metals (BVI) Limited to enter into a joint venture agreement to explore for platinum group metals (“PGM” mineralization) as well as copper and nickel on certain claims covering portions of the Stillwater layered intrusive complex in Montana.

Layered intrusions such as Stillwater are known for hosting PGM mineralization, chrome, iron, copper-nickel and other metals in certain favorable layers of the massive rock body, and Stillwater itself is best known as the location of the largest platinum-palladium mining operations located outside of the Bushveld complex - a similar suite of rocks - in South Africa. Operated by Stillwater Mining Company (“SMC”), the Stillwater operation produces at an annual rate of approximately 600,000 ounces (combined platinum and palladium) per year. Our claims lie adjacent to SMC’s operations.

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

Trend spent $124,000 during FY 2005 to maintain its interest in Stillwater through 2005, and additional funds were spent during the 2005 season but after the end of the fiscal year. The Company intends to spend $400,000 during the calendar year 2006. This property has cost the Company a cumulative total of approximately $135,500 through September 30, 2005.

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

The Company does not own any plant or equipment relating to the project. If such plant and equipment is needed, the Company will procure the equipment from third party contractors. The portable drills that Trend contracted for this property use diesel fuel. All other equipment uses power produced by generators.

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

Title Status

The Company holds the Lake Owen and adjoining Albany properties by 601 unpatented mining claims. The project was acquired in March 2002 from predecessors in interest and remains subject to a 4% net profits interest royalty covering these claims. This property has cost the Company a cumulative total of $2,444,000 through September 30, 2005.

The Company does not own any plant or equipment related to the property. If such plant and equipment is needed, the Company will procure the equipment from third party contractors. Any power used on this property is produced by generators which operate on diesel fuel.

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

DIABASE PENINSULA, CREE LAKE AREA, SASKATCHEWAN, CANADA

The Athabasca Basin hosts uranium deposits that are among the highest grade in the world, and is the locus for intensive uranium exploration activity by both junior exploration companies and large uranium producers. In September of 2004, Trend entered into a program to explore for uranium in Saskatchewan by acquiring exploration rights in the Cree Lake area of the Athabasca Basin, and subsequently the Company announced in October and December that it had acquired additional lands located farther to the southwest along the same mineralized trend. Trend also announced on December 14, 2004 that Nuinsco Resources Limited (“Nuinsco”) had entered into an agreement to potentially earn 50% in Trend’s interests by spending $C 1 million over three years and taking over the day to day management of the exploration of these claims.

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

Title Status

The Cree Lake property consists of eight mining claims covering 18,646 hectares (72 square miles). The central three mining claims cover 4,224 hectares (16 square miles), two of which are owned outright by Trend and one of which was leased in October 2004 from a Canadian individual. The two claims owned by Trend require a minimum work commitment (or government fee in lieu of work) of $C30,516 ~($US 26,250) per year. The claim that is leased by Trend (known as Diabase Peninsula and herein referred to as the Diabase Peninsula Lease) was staked in 2001 and carries a minimum work commitment (or fee) of $C20,172 ($US17,350) per year. Going forward, it will be Nuinsco which will be conducting exploration on the three claims. Whereas the aggregate annual work commitment for the three claims will be $C50,688 (~$US43,590), terms of the agreement with Nuinsco require the latter party to expend at a minimum $C250,000, $C350,000, and $C400,000 (~$US215,000, ~$US301,000, and ~$US344,000) in 2005, 2006, and 2007, respectively, and thus the title will be maintained in good standing. The other five mining claims in the property were staked by Nuinsco both to protect and enhance the three-claim core of the property. Under terms of the agreement, the five claims which were staked by Nuinsco fall within a 10 kilometer area of influence and thus any mineralization found on Nuinsco’s claims will belong to the joint venture, but any expenditures made on Nuinsco claims will not apply to the work commitment required on Trend’s three claims.

Terms of the Diabase Peninsula Lease require that, in addition to the work commitment or government fee, Trend is to make payments to the owner of $C15,000, $C20,000, and $C30,000, respectively, in cash or stock, on September 2 of each of the first three years. Trend has made two of such payments to date, and the final payment is due September 2nd of 2006. Trend may exercise its right to purchase the claim for $CDN 1 million any time during the first eight years of the option, at which time the claim remains subject to a 3% gross royalty on any and all minerals produced. Under the terms of the Nuinsco agreement, should Nuinsco earn its 50% interest, Nuinsco will become obligated to maintain the lease. In the meantime, Nuinsco has agreed to pay Trend 250,000 shares of Nuinsco common stock to offset the cost of Trend’s making the three annual payments to the underlying landowner. This lease expires on September 2, 2012.

This property has cost the Company a cumulative total of approximately $58,460 through September 30, 2005.

The Company does not own any plant or equipment related to this project. If such plant and equipment is needed, the Company will procure the equipment from third party contractors. Any power used on this property is produced by generators which operate on diesel fuel.

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

Exploration Plans

Nuinsco completed both ground and airborne geophysical programs as well as geochemical prospecting during 2005 designed to identify uranium targets for drilling mainly in 2006. Results of geochemical and geophysical programs were very encouraging in that concordant anomalies were found in each survey, reinforcing the merits of drilling. The normal mode of operation in northern Saskatchewan, in remote areas such as Cree Lake, is to drill in winter so that heavy equipment may be mobilized over winter roads and frozen lakes. Drilling commenced in December , 2005. Trend is presently carried by Nuinsco and need not spend any funds on exploration at Diabase Peninsula until after Nuinsco earns its 50% interest and a joint venture is formally created. Trend estimates that Nuinsco’s earn in could happen in January-February. At present, Nuinsco has not proposed a budget for the remainder of 2006, but Trend estimates that expenditures of $C 1.0 million could be proposed, and Trend would have to raise 50%, or $C500,000 (approximately $US 400,000) to fund its share, most likely by early summer. In the event that Trend cannot contribute its 50% share of programs once Nuinsco has earned in, Trend’s interest would be diluted but it has a one-time opportunity to catch up by paying a 40% penalty on top of amounts owing but not contributed at such time as Nuinsco is taking a mineral discovery into feasibility.

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

Title Status

The Peter Lake property now consists of eight mining claims covering 19,792 hectares (~76 square miles). Seven of the Company’s claims were staked in the Spring and Fall of 2005 and may be held without additional fees or assessment work through the Fall of 2006. The Company’s 2005 exploration program expended sufficient monies such that the Company’s eight claims will not require fees or work programs to hold it till March of 2007. This property has cost the Company $238,000 in staking expenses and recording fees.

The Company does not own any plant or equipment. If such plant and equipment is needed, the Company will procure the equipment from third party contractors. Any power used on this property is produced by generators which operate on diesel fuel.

Exploration History

The Peter Lake claims are a portion of the Peter Lake Domain, a geologic province which is known to host the second largest mafic layered intrusive complex in North America; in turn, this suite of rocks is recognized to host known occurrences of copper-nickel and platinum-palladium mineralization. In 1982, exploration geologists from a number of mining and oil companies discovered copper, nickel, platinum, and palladium in grab samples from trenches widely located over a strike length of approximately 81 miles. However, while individual showings are rich enough to be considered economic, in and of themselves, none have yet proven sufficiently extensive to contain a resource with potentially extractable mineralization. Thus, this property is without any known reserves and any plans or programs for this property are exploratory in nature. The Company’s reconnaissance exploration program during 2005 covered much of the aforementioned 76 square miles and resulted in initial follow-up of some of Trend’s known prospective ground as well as follow-up of occurrences previously identified by others.

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

Exploration Plans

Trend’s geological studies including mapping and surface sampling conducted during the summer of 2005, costing the Company $180,000, served to highlight both the potential of the ground and the high cost of exploring it. The Company plans no field work for 2006 at Peter Lake, and rather hopes to find a stronger industry partner to continue exploration of the Peter Lake claim group. The Company’s broad reconnaissance program in 2005 expended $180,000 in direct expenditures and served to highlight both the potential of the ground as well as the high cost of exploring it. The Company hopes that the results of its focused 2005 field work will entice a major to join the program and fund it in 2006 and beyond.

ANDACOLLO, CHILE

In related transactions initiated on September 20th and dated October 4, 2005, Trend acquired an interest in a Chilean gold mine and resold it for cash consideration plus a 1% net smelter returns royalty on the mine, and a 30% back-in right for an operating interest in the mine, exercisable any time through April 1, 2006. The mine obtained its final operating permits on December 27, 2005, and should be fully operational by the second quarter of 2006, after which Trend will receive 1% NSR royalty of gold revenues from the mine in monthly installments.

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

This property has cost the Company approximately $3,300,000 to acquire its interest in this property, however, those costs were fully recovered from the resale of the interest, described below. Trend will have no costs at this project going forward, and owns no plant or equipment at the operation.

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

The steady decline in the gold price through the end of the 1990’s (reaching US$260/oz in 2000) challenged the entire industry. Andacollo was unhedged and, as a result, in December 2000, Dayton’s subsidiary CMD started paring down the operation and liquidating the assets not related to the ongoing final leaching of stacked material. Leaching of residual gold out of the heaps at Andacollo continued until recently and enabled CMD to pay off all creditors. Dayton was subsequently acquired by Pacific Rim Mining, another Canadian firm which acquired Dayton to obtain its gold deposit in El Salvador, and subsequently Pacific Rim put Andacollo, and Dayton’s Chilean subsidiary CMD, up for sale in May of 2005.

Trend endeavored to purchase 100% of CMD but found it difficult to raise financing during the summer months. Ultimately, on September 20, 2005, Trend bought 30% of CMD and a group of accredited investors purchased 70%. Subsequently, the investor group purchased Trend’s 30% stake in exchange for a package of cash , a one percent net smelter returns royalty, and a 30% back-in right excercisable through April 1, 2006. Trend recognized a cash gain from the sale to the investor group of approximately $69,000.

CMD has produced about 588,000 ounces since it started operations in 1996 as a 20,000 ton per day open pit heap leach gold operation. The operation was built by Bechtel and the equipment was new when installed and the plant, crushing and stacking equipment is all in place. The leach operation was state of the art in 2000 and meets all of the current environmental standards recognized for such operations worldwide. The mine was placed on care and maintenance from 2000 through 2005 but the new owners have quickly moved to refresh the operating permits and the mine is being readied for re-start anticipated by March 1, 2006. Gold production should start during the Spring of 2006, and Trend hopes to be receiving gold royalty income by Summer 2006.

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

ITEM 3.  LEGAL PROCEEDINGS

On May 21, 2002, Nevada Southwest Investments LLC, a vendor, obtained a judgment in the Second Judicial District, Washoe County, Nevada to collect $18,574 due under a rental lease agreement for office space the Company chose to vacate. The judgment bears interest at 18% until paid in full. Included in the accounts payable balance as of September 30, 2005 is approximately $27,000 related to this judgment. The Company negotiated with the creditor to make suitable payment arrangements to pay this judgment over time. The creditor had scheduled a debtor’s hearing in the early part of 2004 but the hearing was cancelled and not rescheduled. On November 15, 2005, the Company was able to settle in final terms and paid $25,250.

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

The following table provides a summary, as of September 30, 2005, of Trend’s shareholder-approved, 2000 Equity Incentive Plan. (4)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,200,000(2)(3)	$0.37	1,600,000 (1)
Equity compensation plans not approved by security holders	--	N/A	--
Total	2,200,000		1,600,000

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

(2)
In the fiscal year ended September 30, 2004, Trend issued as compensation options to purchase 500,000 shares of common stock to Thomas Loucks, 500,000 options to Ishiung Wu, and 200,000 options to Michael Sharratt. Thomas Loucks and Ishiung Wu’s options vested as follows: 250,000 each vested immediately, 50,000 each vested on December 27, 2004, 100,000 each vested on May 28, 2005 and 100,000 each will vest on May 28, 2006. Michael Sharratt’s options vested immediately.

(3)
In the fiscal year ended September 30, 2005, Trend issued as compensation options to purchase 750,000 shares of common stock to Thomas Loucks and options to purchase 250,000 shares of common stock to John Ryan. Thomas Loucks’ options vested as the follows: 400,000 vested on July 11, 2005, 200,000 will vest on July 11, 2006 and 150,000 will vest on July 11, 2007. John Ryan’s options vested immediately. Trend also issued 600,000 shares of common stock to its board of directors as compensation for fiscal 2005, which is not included in columns (a) and (b).

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

During fiscal year 2003, Trend also issued an aggregate of 1,683,779 shares valued at $254,500 to Howard Schraub for consulting services rendered to us. In October 2002, Trend issued 300,000 shares valued at $33,000 to Ron Nash for consulting services rendered. Also, in September 2003, Trend issued 25,000 shares of Trend’s common stock valued at $6,500 to Paul Lechler for consulting services rendered. The Company relied on the exemption from registration under Rule 506 in connection with each of these issuances.

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

On June 1, 2004, the board granted Ishuing Wu 500,000 options in recognition of his undertaking the role of chairman of the board. These options carry the right to purchase the Company’s common stock at $0.37 per share, all with a three year term from the date of vesting. The vesting schedule is as follows: 250,000 vested immediately, 50,000 vested on November 28, 2004, 100,000 vested on May 28, 2005 and 100,000 will vest on May 28, 2006. The Company relied on the exemption from registration found in Section 4(2) in connection with these issuances.

On November 11, 2004, Trend issued 10,000 shares to Bill Klud in lieu of $3,800 in compensation for exploration services performed. The Company relied on the exemption from registration found in Section 4(2) in connection with this issuance.

On December 8, 2004, January 27, 2005 and March 2005, Trend issued to certain accredited investors notes in the aggregate principal amount of $1,450,000, convertible into 4,833,336 shares of common stock and Class A Warrants and Class B Warrants to purchase shares of its common stock. If all of the Warrants are exercised, Trend will issue 4,350,000 shares of its common stock. The Class A warrants are exercisable for five years at an exercise price of $0.50 per share. The Class B Warrants are exercisable until April 22, 2006 and may be exercised at a price of $0.25 per share. Trend paid a finders fee in connection with this placement consisting of (i) $169,000, (ii) a Class A warrant to purchase 650,000 shares of Trend’s common stock, and (iii) a Class B Warrant to purchase 650,000 shares of Trend’s common stock. The Company relied on the exemption from registration under 506 in connection with these issuances.

In January 2005, pursuant to a joint venture agreement with Aurora, we issued 50,000 shares of the Company’s common stock on commencement of the agreement. The Company relied on the exemption from registration found in Section 4(2) in connection with this issuance.

Also on January 19, 2005, the board granted Ishuing Wu 500,000 options in recognition of his undertaking the role of chairman of the board. These options carry the right to purchase the Company’s common stock at $0.37 per share, all with a three year term from the date of vesting. The vesting schedule is as follow: 250,000 vested immediately, 50,000 vested on November 28, 2004, 100,000 vested on May 28, 2005 and 100,000 are scheduled to vest on May 28, 2006. The Company relied on an exemption from registration found in Section 4(2) in connection with these issuances.

On February 23, 2005, Trend’s board granted Ishuing 37,500 shares to Lloyd Clark in accordance with the lease agreement for Cree Lake, Saskatchewan currently effective between Mr. Clark and Trend. The Company relied on the exemption from registration found in Section 4(2) in connection with this issuance.

      On February 25, 2005, Trend issued 2,500 shares to Stephen Zahoney in lieu of $500 in compensation for consulting services performed. The Company relied on the exemption from registration found in Section 4(2) in connection with this issuance.

      On April 1, 2005, Trend issued 210,000 shares to Howard Schraub as a finder’s fee in connection with the December 8, 2004 and January 27, 2005 financings. The Company relied on the exemption from registration found in Section 4(2) in connection with this issuance.

In June 2005, Trend’s board granted one share of common stock for every $10 to be loaned to the Company by officers and/or directors. The loans bear interest at the rate of 10% per annum. In July and August, $660,000 was loaned to the Company by an officer and a director. Thus, 66,000 shares were granted pursuant to this Board action. In granting these shares, the Company relied on the exemption from registration found in Section 4(2) in connection with these shares. $360,000 of the $660,000 loans were repaid as follows: $60,000 was repaid to Chairman Ishiung Wu on October 24, 2005, and $300,000 was repaid to President Thomas Loucks on January 3, 2006. $300,000 plus accrued interest remains outstanding. The Company relied on the exemption from registration found in Section 4(2) in connection with these issuances.

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

On July 28, 2005, Trend issued to an accredited investor, notes in the aggregate principal amount of $350,000, convertible into 1,166,667 shares of common stock and Class A Warrants and Class B Warrants to purchase shares of its common stock. If all of the Warrants are exercised, Trend will issue 1,050,001 shares of its common stock. The Class A warrants are exercisable for five years at an exercise price of $0.50 per share. The Class B Warrants are exercisable until April 22, 2006 and may be exercised at a price of $0.25 per share. Trend paid a finders fee in connection with this placement consisting of (i) $45,500, (ii) a Class A warrant to purchase 175,001 shares of Trend’s common stock, and (iii) a Class B Warrant to purchase 175,001 shares of Trend’s common stock. The Company relied on the exemption from registration under Rule 506 in connection with these issuances.

On July 30, 2005, Trend issued 17,817 shares to John P. Ryan in lieu of $4,000 of salary owed. The Company relied on the exemption from registration found in Section 4(2) in connection with this issuance.

On August 15, 2005, Trend’s board granted 23,108 shares to Stephen Zahoney in lieu of compensation of $5,650 for geological consulting services performed. The Company relied on the exemption from registration found in Section 4(2) in connection with this issuance.

On August 30, 2005, Trend issued 16,701 shares to John P. Ryan in lieu of $4,000 of salary owned. The Company relied on the exemption from registration found in Section 4(2) in connection with this issuance.

In September 2005, Trend’s board granted 76,477 shares to Lloyd Clark in accordance with the lease agreement for Cree Lake, Saskatchewan currently effective between Mr. Clark and Trend. The Company relied on the exemption from registration found in Section 4(2) in connection with this issuance.

On September 1, 2005, Trend issued an aggregate of 295,482 shares of common stock, all to accredited investors, as payment of interest and principal on promissory notes outstanding. The Company relied on the exemption from registration found in Section 4(2) in connection with this issuance.

On October 1, 2005, Trend issued an aggregate of 307,274 shares of common stock, all to accredited investors, as payment of interest and principal on promissory notes outstanding. The Company relied on the exemption from registration found in Section 4(2) in connection with this issuance.

On November 1, 2005, Trend issued 40,873 shares of common stock to an accredited investor, as payment of interest and principal on promissory notes outstanding. The Company relied on the exemption from registration found in Section 4(2) in connection with this issuance.

On November 10, 2005, pursuant to Trend’s 2000 Equity Incentive Plan, each of Trend’s six directors received a grant of 100,000 shares each of Trend’s common stock, valued at $0.15 per share, for board services rendered during fiscal 2005. The Company relied on the exemption from registration found in Section 4(2) in connection with this issuance.

On November 10, 2005, the board also approved the issuance of 7,912 shares of common stock in lieu of cash compensation for $1,800 worth of consulting services rendered by a director. The Company relied on the exemption from registration found in Section 4(2) in connection with this issuance.

On December 1, 2005, Trend issued 48,797 shares of common stock, to an accredited investor, as payment of interest and principal on promissory notes outstanding. The Company relied on the exemption from registration found in Section 4(2) in connection with this issuance.

On December 12, 2005, Trend issued 1,500,000 shares of common stock, to an accredited investor for an aggregate purchase price of $150,000. The Company relied on the exemption from registration under Rule 506 in connection with this issuance.

Each investor involved in the above financing transactions (other than shares issued for services) represented to us that they were an accredited investor.

The Company entered into each of the transactions described for different purposes. As discussed above, during fiscal 2005, 35,608 shares were issued to consultants in connection with specific services rendered, 600,000 shares were issued to Trend’s directors for their services, 34,518 shares were issued to an officer in lieu of salary owed, 210,000 shares were issued as a finder’s fee in connection with a financing, 66,000 shares were issued in connection with loans incurred on behalf of the Company, 113,977 shares were issued in connection with a lease agreement, 50,000 shares were issued in connection with a joint venture agreement and 295,482 shares were issued as payment on promissory notes outstanding. 1,405,585 shares were issued in fiscal year 2005.

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

ITEM 6.  MANAGEMENT’S PLAN OF OPERATION

Trend is an exploration stage company. Trend’s primary expenditures at this stage consist of payment of various governmental fees to maintain the priority of Trend’s unpatented mining claims, payment of Trend’s debt service, payment of accounting and legal fees, and general office expenses.

Trend's losses for the year ended September 30, 2005 were $2,180,851 and for the year ended September 30, 2004 were $992,688. Trend's total loss since inception of the current exploration stage is $11,897,099. Trend’s loss for the year ended September 30, 2005 is primarily due to operating expenses in five categories: general and administrative expenses of $588,809; officers and directors compensation of $427,476; legal and professional fees of $272,520; and exploration expenses of $215,246. Trend's loss for fiscal year 2004 is primarily due to operating expenses in three categories: general and administrative expenses of $314,159; officers and directors compensation of $273,794; and legal and professional fees of $268,101.

Trend's primary, near term business objective is to raise sufficient capital to retain Trend's current mineral properties, to explore them and acquire additional projects, and to pay general and administrative expenses. On August 23, 2004, Trend made land payments and paid filing fees of about $76,000 to retain control of its Lake Owen, Wyoming property. Trend has spent $427,500 to cover its exploration programs during 2005. Trend estimates that approximately $1,000,000 will be required to fund our operations for the next 12 months assuming minimal exploration activities and excluding the cost of acquisitions, if any. Trend will hold sufficient capital to continue current operations through fiscal 2006. Trend believes that it now has capital and quality projects to become more active in its exploration and is seeking additional capital to extend its operations into and through 2006.

On January 27, 2005, Trend executed a convertible debt financing agreement that had commitments for approximately $1.3 million. Of the total amount, $250,000 was used to pay off a previous bridge loan. The financing was amended on July 28, 2005, for an additional commitment of $350,000. The offering, as amended, was funded by a group of institutional and accredited investors. The Company has since used the funds to settle trade accounts payable of approximately $250,000 and utilized the balance of the proceeds to pay its overhead, fund land payments, to fund exploration work on its mineral projects in North America and fund the initial down payment of the Andacollo, Chile acquisition.

In March 2005, Trend received $150,000 in a convertible debt financing on the same terms as the January 27, 2005 convertible debt financing agreement from an accredited investor. On July 28, 2005, Trend received an additional $350,000 in an amendment to the January 27, 2005 convertible debt financing. Trend used these funds to pay its overhead, fund land payments, and to fund exploration work on its mineral projects in North America.

In June 2005, the Company received $660,000 in a debt financing from two accredited investors. As part of the financing, the Company issued 66,000 shares of common stock. The funds from this financing were used to acquire the Andacollo, Chile project. As of September 30, 2005, $600,000 of these loans are still outstanding.

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

Trend’s trade payables which are due as of September 30, 2005, total $519,631.

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

In January 2005, we entered into a joint venture agreement with Aurora. The agreement provides that Trend will explore for platinum group metals on portions of an Aurora claim known as the “Stillwater intrusive complex in Montana.” We will be the operator during the exploration stage and will acquire 50% in the project by spending $2 million over next 5 years ($100,000 in year 1; $400,000 in year 2; and $500,000 in each of years 3, 4 and 5). Additionally, we issued 50,000 shares of our common stock on commencement of the agreement; we will issue 20,000 shares and pay $20,000 in cash in the first year; and pay $20,000 in cash or stock each year thereafter until we have spent the agreed upon sum of $2 million, at which time an equally-owned joint venture will be formed.

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

On June 21, 2005, Trend and Pacific Rim Mining Corporation, a Canadian based company (“Pacific Rim”) entered into an option agreement to acquire the Andacollo gold mine in Chile by acquisition of DMC Cayman Inc., a Cayman Island corporate subsidiary that owns the mine. The Company initially paid Pacific Rim $300,000 of the $5,400,000 total purchase price. Since the transaction did not close within 30 days of signing the Letter of Intent, as contemplated therein, the Company paid an additional $300,000 to extend the option purchase period.

On September 20, 2005 Trend sold 70% of its interests in DMC to an investor, David H. Russell, for a purchase price of $2,100,000. On December 5, 2005, Trend sold its remaining 30% interest in return for reimbursement of all of Trend's acquisition costs related to purchase of the 30% interest as well as Trend's diligence costs and out of pocket expenses, plus a 1% net smelter returns royalty on any and all mineral production from the mine, and a back-in right to acquire a 30% working interest any time through April 1, 2006. The royalty should commence paying Trend one percent of revenues from the mine at some point during the 2nd or 3rd quarter of 2006.
Trend’s primary, near term business objective is to raise sufficient capital to retain the Company’s current mineral properties, to explore them and acquire additional projects, and to pay Trend’s general and administrative expenses. As reflected in our accompanying financial statements, we have limited cash, negative working capital, no revenues and an accumulated deficit of $12,439,443. These factors indicate that we may be unable to continue in existence in the absence of receiving additional funding. Our operating expenses average approximately $40,000 per month, consisting of Trend’s accounting and legal fees and general and administrative expenses. The Company may also enter into payment arrangement plans with creditors which could add between $50,000 and $60,000 per month to this monthly budget figure. In that case, the Company’s monthly budget would rise to between $90,000 and $100,000 per month. Moreover, management’s plans for the next twelve months include approximately $600,000 of cash expenditures for exploration activity on the Lake Owen, Peter Lake and new Stillwater properties. To fund our operations, we are actively seeking additional capital. We believe that we will generate sufficient cash from the Andocollo royalty and a public or private debt or equity financing in order for the Company to continue to operate based on current expense projections and exploration plans. Nevertheless, we are unable to provide assurances that we will be successful in obtaining sufficient sources of capital. There can be no assurance that Electrum, LCM Holdings, or others will continue to advance funds to Trend or that Trend's efforts to obtain additional financing will be successful. Further, there can be no assurance that additional financing will be available on terms acceptable to the Company. If we fail to raise the necessary funds to continue operations we might be required to significantly reduce their scope or completely cease our operations.

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

As discussed in Note 12, to the financial statements, errors resulting in an overstatement of previously reported net losses as of September 30, 2005, were discovered by management of the Company during January 2006. Accordingly, an adjustment has been made to the accompanying financial statements as of September 30, 2005 to correct these errors.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 12, 2006 except for 12, which is dated January 31, 2006

TREND MINING COMPANY
(An Exploration Stage Company)
BALANCE SHEETS

	September 30,	September 30,
	2005	2004
	(restated)
ASSETS

CURRENT ASSETS
Cash	$64,391	$8,313
Accounts receivable	42,500	—
Receivable from sale of mining interest	1,122,975	—
Prepaid expenses	13,494	2,948
Total Current Assets	1,243,360	11,261

MINERAL PROPERTIES	—	—

PROPERTY AND EQUIPMENT, net of depreciation	13,027	6,631

OTHER ASSETS
Reclamation bond	6,500	—

TOTAL ASSETS	$1,262,887	$17,892

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$519,631	$205,686
Accounts payable, related parties	15,000	—
Accrued expenses	76,082	75,780
Interest payable, related parties	209,786	125,561
Interest payable, convertible debt	12,747	—
Notes payable to related parties	1,692,857	1,032,857
Current portion of long term convertible debt	304,404	—
TOTAL CURRENT LIABILITIES	2,832,041	1,439,884

LONG-TERM CONVERTIBLE DEBT, net of current portion	290,983	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value, 20,000,000 shares
authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000
shares authorized; 37,373,000 and
35,967,715 shares issued and outstanding, respectively	373,733	359,677
Additional paid-in capital	8,025,700	7,518,815
Stock options and warrants	1,762,647	974,268
Beneficial conversion rights	434,920	—
Accumulated deficit prior to exploration stage	(558,504)	(558,504)
Accumulated deficit during exploration stage	(11,897,099)	(9,716,248)
TOTAL STOCKHOLDERS' DEFICIT	(1,858,603)	(1,421,992)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$1,262,887	$17,892

The accompanying notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Period from
			October 1, 1996
			(Inception of
			Exploration Stage)
	Year Ended	Year Ended	to
	September 30,	September 30,	September 30,
	2005	2004	2005
	(restated)		(restated)

REVENUES	$—	$—	$—

EXPENSES
Exploration expense	215,246	19,809	3,144,121
General and administrative	588,809	314,159	3,166,957
Officers and directors compensation	427,476	273,794	2,086,666
Legal and professional	272,520	268,101	1,678,399
Depreciation	3,628	2,900	55,504
Total Expenses	1,507,679	878,763	10,131,647

OPERATING LOSS	(1,507,679)	(878,763)	(10,131,647)

OTHER INCOME (EXPENSE)
Dividend and interest income	5,928	—	12,326
Settlement expense	(26,250)	—	(26,250)
Gain (loss) on disposition and impairment of assets	2,500	—	(175,019)
Gain on sale of mining interest	69,805		69,805
Gain (loss) on investment sales	—	(40,733)	(63,813)
Financing expense	(586,555)	—	(1,721,668)
Interest expense	(195,488)	(92,322)	(511,624)
Exchange gain (loss)	(6,015)	—	(6,015)
Other income	88	16,412	26,845
Forgiveness of debt	62,815	2,718	629,961
Total Other Income (Expense)	(673,172)	(113,925)	(1,765,452)

LOSS BEFORE INCOME TAXES	(2,180,851)	(992,688)	(11,897,099)

INCOME TAXES	—	—	—

NET LOSS	(2,180,851)	(992,688)	(11,897,099)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in market value of investments	—	(1,800)	—

NET COMPREHENSIVE LOSS	$(2,180,851)	$(994,488)	$(11,897,099)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.06)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	36,348,717	34,187,607

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

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

	Common Stock		Additional	Stock	Beneficial		Other
	Number		Paid-in	Options and	Conversion	Accumulated	Comprehensive
	of Shares	Amount	Capital	Warrants	Rights	Deficit	Income (Loss)	Total

Balance, September 30, 2003	33,229,085	$332,291	$6,246,963	$1,383,042	$—	$(9,282,064)	$1,800	$(1,317,968)

Common stock issuances as follows:
- for cash at $0.20 per share	1,675,000	16,750	318,250	—	—	—	—	335,000
- for consulting services at an average of $0.35 per share	162,500	1,625	54,800	—	—	—	—	56,425
- for accounts payable at an average of $.24 per share	626,130	6,261	144,584	—	—	—	—	150,845
- for investments at $0.20 per share	125,000	1,250	23,750	—	—	—	—	25,000
- to officers and directors for services at $.12 per share	150,000	1,500	16,500	—	—	—	—	18,000

Expired options & warrants	—	—	503,774	(503,774)	—	—	—	—

Options issued to officers and directors for services	—	—	—	95,000	—	—	—	95,000

Gain on sale of internal securities	—	—	210,194	—	—	—	—	210,194

Change in market value of investments	—	—	—	—	—	—	(1,800)	(1,800)

Net loss for the year ended September 30, 2004	—	—	—	—	—	(992,688)	—	(992,688)
Balance, September 30, 2004	35,967,715	359,677	7,518,815	974,268	—	(10,274,752)	—	(1,421,992)

Common stock issuances as follows:
- for services at an average of $.23 per share	199,585	1,996	44,591	—	—	—	—	46,587
- for financing expenses at $0.345 per share	210,000	2,100	70,350	—	—	—	—	72,450
- for financing expenses at an average of $0.24 per share	66,000	660	15,500	—	—	—	—	16,160
- to officers and directors for services at $.23 per share	634,518	6,345	139,655	—	—	—	—	146,000
- for convertible debt	295,482	2,955	55,669	—	—	—	—	58,624

Convertible debt issuance:
- class A warrants at $0.15 per share	—	—	—	51,577	—	—	—	51,577
- class B warrants at $0.10 per share	—	—	—	42,248	—	—	—	42,248
- beneficial conversion rights at $0.19 per share	—	—	—	—	77,158	—	—	77,158

Options issued to officers and directors for services	—	—	—	143,840	—	—	—	143,840

Cancellation of warrants and beneficial conversion rights	—	—	170,983	(93,825)	(77,158)	—	—	—

Expiration of warrants	—	—	10,137	(10,137)	—	—	—

Convertible debt issuance:
- class A warrants at $0.10 per share	—	—	—	66,990	—	—	—	66,990
- class B warrants at $0.02 per share	—	—	—	18,275	—	—	—	18,275
- beneficial conversion rights at $0.25 per share	—	—	—	—	128,333	—	—	128,333

Convertible debt issuance:								—
- class A warrants at $0.15 per share	—	—	—	386,275	—	—	—	386,275
- class B warrants at $0.08 per share	—	—	—	183,136	—	—	—	183,136
- beneficial conversion rights at $0.19 per share	—	—	—	—	306,587	—	—	306,587

Net loss for the year ended September 30, 2005(restated)	—	—	—	—	—	(2,180,851)	—	(2,180,851)
Balance, September 30, 2005 (restated)	37,373,300	$373,733	$8,025,700	$1,762,647	$434,920	$(12,455,603)	$—	$(1,858,603)

The accompanying notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			October 1, 1996
			(Inception of
			Exploration Stage)
	Year Ended	Year Ended	to
	September 30,	September 30,	September 30,
	2005	2004	2005
	(restated)		(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,180,851)	$(992,688)	$(11,897,099)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,628	2,900	55,504
Amortization of debt discount	497,432	—	497,432
Loss (Gain) on investment sales	—	40,733	68,969
Loss (Gain) on disposition and impairment of assets	(2,500)	—	183,391
Gain on sale of mining interest	(69,805)	—	(69,805)
Gain on sale of mineral property claims for securities	—	—	(500)
Gain on trade-in of property and equipment	—	—	(7,872)
Gain on forgiveness of debt	(62,815)	—	(201,581)
Gain on settlement of vendor account	—	(16,412)	—
Interest expense forgiven by related parties	—	(2,718)	20,848
Common stock issued for services
and financing expenses	281,197	56,425	1,265,171
Common stock issued for payables and accrued expenses	—	150,845	219,656
Common stock and options issued as compensation	143,840	113,000	1,249,011
Stock options and warrants issued for financing activities	—	—	822,257
Common stock issued for investments	—	—	93,168
Common stock and warrants issued to acquire mineral
property options	—	—	1,114,873
Warrants issued for consulting fees	—	—	170,521
Common stock issued for incentive fees	—	—	21,544
Investment traded for services	—	—	45,939
Common stock issued for payment of interest	17,160	—	17,160
Changes in assets and liabilities:
Prepaid expenses & inventory	(10,546)	(2,948)	(9,689)
Accounts receivable	(42,500)	—	(42,500)
Accounts payable	116,982	75,679	432,741
Accounts payable, related parties	15,000	—	15,000
Accounts payable - checks in excess of bank balance	—	(3,297)	7
Accrued expenses	302	75,780	1,897
Reclamation bond	(6,500)	—	(6,500)
Interest payable, related parties	84,225	(7,026)	183,728
Interest payable, convertible debt	12,747	—	12,747
Net cash used by operating activities	(1,203,004)	(509,727)	(5,872,078)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	2,500	—	37,626
Purchase of fixed assets	(10,023)	(4,358)	(10,023)
Proceeds from sale of mineral property	203,000	—	223,000
Costs of mining interest	(1,011,395)	—	(1,011,395)
Purchase of furniture and equipment	—	—	(46,053)
Proceeds from investments sold	—	39,646	183,161
Net cash provided (used) by investing activities	(815,918)	35,288	(623,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and short-term borrowings	(250,000)	(112,500)	(374,556)
Proceeds from internal securities sale	—	210,194	210,194
Sale of warrants for common stock	—	—	10,000
Proceeds from borrowings	2,325,000	47,500	3,794,157
Sale of common stock, subscriptions
and exercise of options	—	335,000	2,693,151
Issuance of penalty shares	—	—	223,600
Net cash provided by financing activities	2,075,000	480,194	6,556,546

NET INCREASE (DECREASE) IN CASH	56,078	5,755	60,784

CASH, BEGINNING OF PERIOD	8,313	2,558	3,607

CASH, END OF PERIOD	$64,391	$8,313	$64,391

The accompanying notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

		Period from
		October 1, 1996
		(Inception of
		Exploration Stage)
Year Ended	Year Ended	to
September 30,	September 30,	September 30,
2005 (restated)	2004	2005 (restated)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$72,486	$95,194	$167,680
Income taxes paid	$—	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock and warrants issued to acquire
mineral properties	$—	$—	$344,873
Common stock issued to acquire mineral property	$—	$—	$845,000
Common stock issued for acquisition of
mining equipment	$—	$—	$180,000
Common stock issued for services and expenses	$281,197	$56,425	$1,265,171
Common stock issued for investment	$—	$25,000	$185,168
Common stock issued for payables and accrued expenses	$—	$150,845	$219,656
Common stock issued for incentive fees	$—	$—	$21,544
Common stock and options issued as compensation	$143,840	$113,000	$1,121,215
Common stock and options issued for payment of convertible debt	$41,464	$—	$41,464
Common stock and options issued for payment of interest	$17,160	$—	$17,160
Stock options and warrants issued for financing activities	$—	$—	$822,257
Warrants issued for consulting fees	$—	$—	$170,521
Deferred acquisition costs on mining property	$—	$—	$46,242
Purchase of equipment with financing agreement	$—	$—	$21,814
Investments received for mineral property	$—	$—	$5,500
Investments traded for services	$—	$—	$45,939
Equipment for loans payable	$—	$—	$4,500
Warrants issued with convertible debt	$654,676	$—	$654,676
Beneficial conversion rights	$434,920	$—	$434,920

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

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the years ended September 30, 2005 and 2004 were $215,246 and $19,809 respectively. As of September 30, 2005, cumulative exploration costs expensed during the Company’s exploration stage totaled $3,144,121.

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

Going Concern

As shown in the accompanying financial statements, at September 30, 2005, the Company has limited cash, has negative working capital, has no revenues, has incurred a net loss of $2,180,851 for the fiscal year, and has an exploration stage accumulated deficit of $11,897,099. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Option and Warrant Fair Value Calculations

The Company utilizes the Black-Scholes valuation model to calculate the fair value of options and warrants issued for financing, acquisition, compensation and payment for services. The parameters used in such valuations include a risk free rate of 5%, the assumption that no dividends are paid, exercise periods ranging from 1 week to 3 years, depending upon the terms of the instrument issued, and a volatility ranging from 78%-91% which is calculated annually based on estimates of expected volatility, in accordance with Statement of Financial Accounting Standards No. 123. See Note 5.

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

Provision for Taxes

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

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”). Under this approach, deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, and the expected future benefits of net operating loss carryforwards, tax credit and other carryforwards. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At September 30, 2005, the Company had net deferred tax assets, calculated at an expected rate of 34% of approximately $2,347,000 (net of a deferred tax liability of approximately $24,000) principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2005.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

The tax effects of significant temporary differences and carryforwards which give rise to the Company's deferred tax assets and liabilities at September 30, 2005 and 2005, are as follows:

	2005	2004
Deferred Tax Assets:
Net operating loss carryforward	$2,304,000	$1,681,000
Other	67,000	--
	2,371,000	1,681,000

Deferred Tax Liabilities	(24,000)	--

Valuation Allowance:
Beginning of year	(1,681,000)	(1,450,000)
(Increase) decrease	(666,000)	(231,000)
End of year	(2,347,000)	(1,681,000)

Net Deferred Tax Assets	$--	$--

The components of income tax expense for the years ended September 30, 2005 and 2004, are as follows:

	2005	2004
Current tax benefit (expense)	$--	$--
Deferred tax benefit (expense)	666,000	231,000
Increase in deferred tax
assets valuation allowance	(666,000)	(231,000)
Income tax (expense)	$--	$--

During 2005 and 2004, the Company had deferred tax benefits that resulted primarily from net operating losses for which there were no currently refundable federal taxes. The calculation for deferred tax assets does not include approximately $780,000 of expenses for non-deductible options, warrants and beneficial conversion rights and approximately $70,000 on the gain on the sale of the mining interest (see Note 3). At September 30, 2005, the Company has federal net operating loss carryforwards of approximately $6,775,000 which, if not utilized, will expire in the years 2009 through 2025.

The provision for income taxes does not bear a normal relationship to pre-tax earnings. A reconciliation of the U.S. federal income tax rate with the actual effective rate for the years ended September 30, 2005 and 2004, is as follows:

	2005	2004

Income tax expense at statutory rate	34%	34%
Stock options and warrants	(10)	--
Change in valuation allowance	(31)	(23)
Other	7	(11)
	0%	0%

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

NOTE 3 -  MINERAL PROPERTIES

The following describes the Company’s significant mineral properties at September 30, 2005:

Andacollo Mine, Chile

During the fourth quarter of 2005, Trend entered into negotiations to purchase 100% of Compania Minera Dayton (“CMD”), a Chilean corporation that owns and operated the Andacollo Mine in Chile. On September 20, 2005, Trend bought 30% of the corporation's shares (and effectively 30% of the aforementioned mine), while a separate group of investors purchased the remaining 70%.

The Company paid an initial $900,000 in cash for the acquisition. The Company also paid out additional related expenses for which it was to be repaid 70% by the other investors. Before the end of the year, the investor group then initiated an offer to buy Trend’s 30% stake in exchange for cash of $1,122,975, a one percent net smelter returns royalty, and a 30% back-in right excercisable through April 1, 2006. At September 30, 2005 the cash portion of the purchase price had not been received by the Company. As a result of this transaction, the Company recognized a gain of $69,804.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

The final operating permits were obtained on December 27, 2005 for the mine, which is expected to be fully operational by the second quarter of 2006, after which time Trend is contractually entitled to receive 1% of gold revenues from the mine in monthly installments.

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

During the year ended September 30, 2005, the Company issued 199,585 shares of common stock valued at $46,587 for accounts payable and services, 634,518 shares of common stock valued at $146,000 for director, officer and employee compensation, 276,000 shares of common stock valued at $88,610 for financing expenses and 295,482 shares of common stock valued at $55,669 for convertible debt. Of these shares, 600,000 were issued under the 2000 Equity Incentive Plan (see Note 5).

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

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

	Issue Date	Number of Shares	Price per Share	Common Stock Amount	Additional Paid-in C apital	Total Amount	Number of Options	Number of Warrants	Value of Options/ Warrants
Expired options and warrants					503,774	503,774	-873,237	-299,445	-503,774
Gain on sale of internal securities					210,194	210,194

Balance September 30, 2004		35,967,715		$359,677	$7,518,815	$7,878,492	1,200,000	8,868,174	$974,268
CS for Accounts Payable	11/11/2004	10,000	0.38	100	3,700	3,800
Warrants for convertible debt	12/8/2004							750,000	93,825
Options for officer and director compensation	12/31/04						100,000		19,000
CS for services	1/3/2005	50,000	0.23	500	11,000	11,500
Expired warrants	1/9/05							-90,000	-6,300
Warrants for convertible debt	1/27/2005							5,200,000	515,274
Cancelled warrants for convertible debt	1/27/2005							-750,000	-93,825
CS for services	2/23/2005	37,500	0.22	375	7,935	8,310
CS for services	2/25/2005	2,500	0.20	25	450	500
Warrants for convertible debt	3/22/2005							450,000	54,137
CS for financing costs	4/1/2005	210,000	0.32	2,100	70,350	72,450
Expired warrants	6/9/05							-40,000	-3,837
Options for officer and director compensation	6/30/05						200,000		38,000
CS for Director, officer and employee compensation	7/1/2005	600,000	0.23	6,000	132,000	138,000
Options granted for officer and director compensation	7/11/05						650,000		86,840
Warrants for convertible debt	7/28/05							1,400,002	85,265
CS for Director, officer and employee compensation	7/30/2005	17,817	0.22	178	3,822	4,000
CS for financing expenses	8/15/2005	66,000	0.24	660	15,500	16,160
CS for Accounts Payable	8/15/2005	23,108	0.24	231	5,419	5,650
CS for Director, officer and employee compensation	8/30/2005	16,701	0.24	167	3,833	4,000
CS for convertible debt	9/1/2005	295,452	0.20	2,955	55,667	58,624
CS for services	9/2/2005	76,477	0.22	765	16,062	16,827
Balance September 30, 2005		37,373,300		$373,733	$8,025,700	$8,399,433	2,150,000	14,738,176	$1,762,647

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

The loans from Mr. Loucks, Mr. Wu, and NW Exploration (a Company owned by Mr. Wu) bear interest at 8% per annum and are due on demand. During the fourth quarter of 2005, the Company issued to Mr. Loucks and Mr. Wu 60,000 and 6,000 shares of common stock, respectively, as a financing fee for the loans. Subsequent to September 30, 2005, the amounts owing to Mr. Wu and NW Exploration were repaid in full.

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

The following is a summary of property, equipment, and accumulated depreciation.

	September 30, 2005	September 30, 2004
Furniture, Equipment, and Vehicles	$38,742	$37,389
Less: Accumulated Depreciation	(25,715)	(30,758)
	$13,027	$6,631

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

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

As of September 30, 2005, the Company has paid $171,875 in principal, and $83,499 in interest on these notes in cash and common stock. At September 30, 2005 the Company is showing the principal value of the debt, less the unamortized debt discounts of approximately $1,032,000 as the carrying value of the debt. The Company has accrued approximately $12,747 of accrued interest related to these notes as of September 30, 2005.

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

On November 1, 2005, the Company entered into an employment agreement with Mr. Thomas Loucks, the president and chief executive officer, for a term of one year, which can be extended each year for a period of one year. Under the agreement the Company Mr. Loucks will pay Mr. Loucks $120,000 annually.

Subsequent to the date of the financial statements, the Company finalized the agreement to sell its 30% interest in the Andacollo Mine in Chile. The amount to be repaid to the Company was $1,122,975. The Company received $1,000,000 on October 6 and the remaining $122,975 on December 9. See Note 3.

On December 6, 2005, the Company sold in private placement, 1,500,000 shares of the Company’s common stock for $0.10 per share, or $150,000.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

See notes 3 and 6 for additional subsequent events.

NOTE 12 -  CORRECTION OF AN ERROR

The accompanying financial statements for September 30, 2005 have been restated to correct an error in the balance of accounts payable and property and equipment. It was discovered that a computer acquired in 2005 was incorrectly expensed. Additionally the Company discovered that interest on rental lease judgment (see Note 9) had not been properly accrued in 2005 and that additional payables to several vendors at September 30, 2005 had not been recorded and that there had been a typographical error in the reporting of interest and financing expenses on the income statement. The Company also discovered that common stock transactions for the payment on the convertible debt (See Note 4) and financing fees for related party payables (See Note 6) had not been recorded. The Company also discovered that there was an error in the accounting for the gain on the sale of its mining property interest in Chile. The effects of the restatement were to increase property and equipment by $868, increase accounts payable by $133,196 increase accounts receivable by $1,000,000, increase financing expenses $368,148, decrease interest $374,907 and decrease operating expenses $860,923 and decrease net loss and accumulated deficit at September 30, 2005 by $868,671 ($0.02 per share). See Notes 2, 3 and 9.

The following is the summary of the effects of the above corrections:

	As Originally Filed	As Corrected	Change

Financial Position
Receivable from sale of mining interest**	$122,975	$1,122,975	$1,000,000
Property and equipment, net of depreciation	$12,159	$13,027	$868
Accounts payable	$386,435	$519,631	$133,196
Interest payable convertible debt	$14,281	$12,747	$(1,534)
Long term portion of convertible debt	$295,671	$290,983	$(4,688)
Common stock	$372,759	$373,733	$974
Additional paid-in capital	$8,004,292	$8,025,700	$21,408
Net Income (Loss)	$(3,032,362)	$(2,164,961)	$867,401
Accumulated Deficit	$(12,748,610)	$(11,880,939)	$867,671

Results of Operations
Exploration expense	$1,134,006	$215,246	$(918,760)
General and administrative	$584,095	$588,809	$4,714
Legal and professional	$219,397	$272,520	$53,123
Gain on sale of mining interest	$69,816	$69,805	$(11)
Financing expense	$202,247	$586,555	$384,308
Interest expense	$570,395	$195,488	$(374,907)
Earnings (loss) per share	$(0.08)	$(0.06)	$0.02

** This balance was included in accounts receivable as originally filed. Subsequently, the Company determined that since this balance is in excess of 5% of total assets, the receivable should be separately stated from all other receivables. There was no change in the balance of the other accounts receivable due to the correction of errors.

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

PART III

ITEM 9.  DIRECTORS & EXECUTIVE OFFICERS

All directors are elected for a one year term or until their replacement is elected or named.

Director	Principal Occupations and Business Experience During the Past Five Years

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

John P. Ryan Age 43
Mr. Ryan has served as our chief financial officer (“CFO”), secretary, treasurer and as a director since August 2000. Mr. Ryan is a degreed mining engineer. Mr. Ryan served as the vice president of corporate development for Cadence Resources Corporation from September 1996 to October 2005, and is currently serving as the secretary of Cadence. Cadence is a publicly traded oil exploration and production company. Since February 2004, he has served as an officer and director of White Mountain Titanium Corporation, a publicly traded mining exploration company. Other companies with which Mr. Ryan holds an officer and/or director position include Bio-Quant, Inc., Nevada-Comstock Mining Company, GreatWall Gold Corporation, High Plains Uranium, Inc., Sundance Diamonds Corporation and Dotson Exploration Company. Many of these companies have only minimal activity and require only a small amount of Mr. Ryan’s time. Mr. Ryan is a former U.S. Naval Officer and obtained a B.S. in Mining Engineering from the University of Idaho and a Juris Doctor from Boston College Law School.

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

ITEM 10.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

Executive Compensation

The following table shows the total compensation that we paid to our president and chief executive officer for the last three fiscal years. Those positions were occupied by Kurt Hoffman from October 2003 through June 2004 and by Thomas Loucks from June 2004 through September 2005. No officer received more than $100,000 in total compensation during each of fiscal years 2003, 2004 and 2005. Therefore, for purposes of this disclosure, Kurt Hoffman is our only “named executive officer” in 2003, Mr. Hoffman and Mr. Loucks for 2004, and Mr. Loucks for 2005.

Summary Compensation Table

		Annual			Long Term Compensation
Name and Principal Position (a)	Year (b)	Annual Salary ($) (c)	Bonus ($) (d)	Other annual compensation ($) (e)	Awards		Payouts	All Other Compensation ($) (i)
					Restricted Stock Awards ($) (f)	Securities Underlying Options /SARs ($) (g)	LTIP Payouts ($) (h)
Thomas Loucks, President, CEO(1)	2005 2004	$92,000 $26,000	-- --	-- --	-- --	$81,940 $47,500	-- --	$23,000
Kurt J. Hoffman President, CEO(2)	2004 2003	$36,000 $60,066(2)	-- --	-- --	-- $5,700(3)	-- --	-- --	-- --

(1)	Mr. Loucks became President and Chief Executive Officer of the Company in June 2004, replacing Mr. Hoffman.

(2)
Mr. Hoffman served as President and Chief Executive Officer from June 1998 through June 2004. In 2004, Mr. Hoffman received cash compensation of $6,000 and restricted shares valued at $30,000 in lieu of salary. In 2003, Mr. Hoffman received 600,656 restricted shares of our common stock, valued at $0.10 per share, in lieu of $60,066 of salary. The fair market value of such shares on September 30, 2003, the date of grant, was $90,098.

(3)	Reflects the value of the use of a Company automobile calculated at $.38 per mile and 15,000 miles per year.

Option/SAR Grants

In 2000, the Company adopted its 2000 Stock Option and Stock Award Plan, under which up to 5,000,000 shares of our common stock could be awarded as share awards or options based upon the merit of work performed, as a retention tool. As of September 30, 2005, 3,400,000 shares or options have been awarded under this plan, 3,400,000 of which were outstanding at September 30, 2005.

During the fiscal year ended September 30, 2005, Mr. Loucks received options to purchase 750,000 shares of common stock at $0.30 per share, all with a three year term from the date of vesting. The options vest as follows: 400,000 vested on July 11, 2005, 200,000 vest on July 11, 2006 and 150,000 vest on July 11, 2007.

Option/SAR Grants in Fiscal Year 2005

Name	Number of securities underlying options/SARs granted (#)	Percent of total options/SARs granted to employees in fiscal year 2005	Exercise price of base price ($/Sh)	Expiration date
(a)	(b)	(c)	(d)	(e)
Thomas Loucks (President and CEO)	750,000	75%	$0.30	400,000 on 7/11/2008 200,000 on 7/11/2009 150,000 on 7/11/2010

Aggregated Option Exercises in Last Fiscal Year and
Fiscal Year-End Option/SAR Values

The following table contains information concerning the number of shares acquired and value realized from the exercise of options by the named executive officer during fiscal 2005 and the number of unexercised options held by the named executive officer at September 30, 2005.

Name (a)	Shares Acquired on Exercise (b)	Value Realized $ (c)	Number of Shares of Common Stock Underlying Unexercised Options at Year End (September 30, 2005)		Value of Unexercised In-The-Money Options at Year End (September 30 2005)(1) ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas Loucks (CEO)	--	--	800,000	450,000	--	--

(1)	Options are “in-the-money” if the market price of a share of common stock exceeds the exercise price of the option.

Long-Term Incentive Plan

Trend has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees, but the Board of Directors may recommend one or more such programs for adoption in the future.

Director Compensation

For fiscal years 2004 and 2005, we granted to each of our current directors 100,000 shares of our Common Stock, 600,000 shares in the aggregate for 2005 and 600,000 shares in the aggregate shares for 2004, pursuant to the 2000 Equity Incentive Plan for compensation for their service on the board.

The 2005 grant was made in November 2005 after the end of the Company’s fiscal year and is not reflected in the financial statements of the Company for fiscal year 2005. Additionally, for fiscal 2004, Mr. Ishiung Wu was granted additional options in recognition of his undertaking the role of Chairman of the Board. Mr. Wu received options to purchase 500,000 shares at $0.37 per share, all with a three year term from the date of vesting. The vesting schedule is as follow: 250,000 vested immediately upon Mr. Wu becoming Chairman, 50,000 vested on November 28, 2004, 100,000 vest on May 28, 2005 and 100,000 vest on May 28, 2006.

The overall director compensation plan was decided upon after considering other possible compensation proposals, but does not necessarily reflect the compensation which may be awarded in fiscal year 2006. In the future, the Company may also award directors for assuming additional responsibilities such as serving on a standing committee. In the future, the Board intends to award compensation to its members by examining comparable compensation at other companies in the same industry and at the same stage of development as our Company, and choosing a level of compensation which is at or near the median level of compensation paid by other companies, taking into account a desire to award compensation which creates incentive for retention and performance of the members.

Employment Contracts and Arrangements

As of September 30, 2005, there was no employment contract between Trend and Thomas Loucks, nor were there any compensatory plan or arrangements between Trend and Mr. Loucks, including any payments to be received from the Company that results or will result from the resignation, retirement or any other termination of Mr. Loucks, a change-in-control of the Company or a change in Mr. Loucks’ responsibilities following a change-in-control of the Company, for an amount, including all periodic payments or installments, exceeding $100,000.

On November 1, 2005, the Company entered into an employment agreement within Mr. Loucks for a term of one year, with the option of renewal each year. Under the agreement the Company will pay Mr. Loucks $120,000 annually.

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

7. These shares include 1,400,000 shares issuable pursuant to currently exercisable options, 40,000 shares owned by Nancy Martin, Mr. Ryan's spouse, 2,500 shares owned by Andover Capital of which Mr. Ryan is a 50% shareholder and his spouse is a 50% shareholder, 20,000 shares owned by Dotson of which Mr. Ryan is a major owner and 118,630 shares owned by CPM Group.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Conflicts of Interest

Mr. Ryan is an officer and director of High Plains Uranium, Inc. which operates only in the United States while the Company explores for uranium only in Canada. Thus, due to the separate locations in which these operate, there is no conflict of interest between Mr. Ryan’s activities in the Company and in High Plains Uranium, Inc. Mr. Ryan is also an officer and/or director of other companies which are exploration stage mineral companies. However, none of these other companies are focused on exploration for palladium and platinum, and therefore, the potential for conflicts of interest are believed to be minimal.

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

With regard to the Lake Owen mineral property General Minerals Corporation has an ongoing interest in this property and its ongoing royalty rights. Effective January 31, 2002, Dr. Wu resigned from General Minerals Corp. as a director and as vice president of exploration. Therefore, there is no conflict of interest between the Company, Dr. Wu and General Minerals Corp.

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

Loans by Related Parties

In 1999, the Company entered into a Stock Purchase Agreement with Tigris. Pursuant to the agreement, Tigris purchased 1,000,000 shares of the Company’s Common Stock for $100,000, and was granted rights to acquire additional Common Stock and warrants. Tigris is wholly owned by Thomas S. Kaplan, who beneficially owns approximately 30% percent of the Company’s Common Stock. Tigris assigned certain of its rights under the stock purchase agreement to Electrum and the Company’s Common Stock is a significant asset of Electrum. Additionally, pursuant to a voting trust agreement, Mr. Kaplan has voting and dispositive control of all of the Common Stock owned by Electrum. Therefore, Electrum is deemed to be an affiliate of Tigris. Similarly, Mr. Kaplan also has voting and dispositive control of all of the Common Stock owned by LCM, which is also a significant asset of LCM. Thus, LCM is also deemed to be an affiliate of Tigris.

Pursuant to the Stock Purchase Agreement, Tigris and Electrum have the right to proportional representation (meaning representation proportional to the relative ownership interest in the Company) on the Company’s Board of Directors and the right to demand registration rights. They have not exercised their rights to representation on the Company’s Board of Directors. In November 2000, Electrum requested that the Company register all of the Common Stock, warrants and Common Stock underlying the warrants then held by Tigris and Electrum and assigned by Electrum to others. The Company began the process of registering these shares, but due to the lengthy comment period in connection with the registration statement with the SEC, the recognition that the officers of the Company were spending a great deal of time on these legal matters, and the very significant legal and accounting fees which resulted from the process, Electrum later determined that it was in the best interest of the Company to drop its demand for registration of the shares, warrants, and underlying shares. Additionally, pursuant to the Stock Purchase Agreement, the Company agreed to retain the CPM Group as financial advisors and that at the request of Tigris, the Company would use reasonable efforts to divest ourselves of the Company’s silver exploration properties. In the ordinary course of business, and not at the specific request of Tigris, the Company disposed of its Silver Strand Mine and Pyramid Mine properties, which did have silver exploration potential, in order to focus on platinum group metal exploration.

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

Pursuant to an agreement dated January 30, 2002 (the “January 2002 Financing Agreement”), the Company borrowed an additional $150,000 from Electrum and Electrum waived the accrued interest owed by the Company as of January 29, 2002, totaling $37,384. In consideration of the loan and waiver of interest, the Company issued to Electrum additional warrants to purchase 150,000 shares of Common Stock, at $1.00 per share, expiring January 30, 2007. Electrum may, in its sole discretion, elect to be repaid the $150,000 loan by converting the amount outstanding into Units, at the rate of one Unit per $0.50 of loans converted. In addition, the Company and Electrum agreed to amend the prior loan agreements to reduce the Conversion Rate of the existing $520,000 of debt owed to Electrum to one Unit per $0.50 of loans converted. The Company reduced the exercise price of the Unit Warrants from $1.50 to $1.00 per share. In addition, the Company also reduced the exercise price of the warrants issued for each dollar of debt (the “Loan Warrants”). Therefore, the exercise price of the warrants to purchase a total of 520,000 shares of Common Stock, owned by Electrum, was reduced from $1.50 per share to $1.00 per share. The exercise term of such warrants were also extended for a period of one year.

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

During July and August 2005, the Company received short-term advances from Thomas Loucks ($600,000) and Ishiung Wu ($60,000) an officer and director of the Company, for continued operations and to accommodate the due diligence and payment of additional extension payments concerning the Andacollo mine. In June, the Board of Directors agreed to issue to these officers and directors, one share of common stock for every ten dollars loaned.

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

10.15	Form of Transfer of Lake Owen Option Agreement, dated February 2002, by and among General Minerals Corporation, the Company, Ron Nash and Howard Schraub. (10)

10.16	Form of Sale of Lake Owen Option Agreement and Exercise of Option, dated March 15, 2002, by and between the Company and Howard Schraub. (10)

10.17	Form of Sale of Lake Owen Option Agreement and Exercise of Option, dated March 15, 2002, by and between the Company and Ron Nash. (10)

10.18	Form of Loan Facility, dated June 27, 2002, between the Company and LCM Holdings, LDC. (10)

10.19++	Amended Employment Agreement, dated September 1, 2002, by and between the Company and John P. Ryan. (10)

10.20	Cancellation of share of Series A Preferred Stock, dated October 1, 2002, by the Company and Thomas Kaplan. (10)

10.21	Form of Subscription Agreement in connection with October - December 2002 private placement. (10)

10.22	Form of Subscription Agreement, dated December 29, 2002, by and between the Company and Kurt J. Hoffman for 169,160 shares of the common stock of the Company. (10)

10.23	Form of Subscription Agreement, dated January 14, 2003, by and between the Company and John P. Ryan for 450,000 shares of the common stock of the Company. (10)

10.24	Promissory Note, dated August 29, 2003, from the Company to CGT Management Ltd. (10)

10.25	Form of Amendment to Promissory Note, dated November 27, 2003, by and between the Company and CGT Management Ltd. (10)

10.26*	Waiver Agreement dated February 12, 2004, by and between the Company and Electrum LLC, and between the Company and LCM Holdings LDC. (15)

10.27*	Amended Loan and Warrant Agreement dated February 12, 2004, by and between the Company and Electrum LLC, and between the Company and LCM Holdings LDC. (15)

10.28	Lease Agreement effective as of September 2, 2004 by and between the Company and Lloyd Clark. (11)

10.29	Joint Venture Agreement effective as of January 1, 2005, by and between the Company and Aurora Metals (BVI) Limited. (11)

10.30	Form of Subscription Agreement dated as of January 27, 2005 by and among Trend Mining Company and the purchasers identified therein. (12)

10.31	Form of Pledge and Security Agreement dated as of January 27, 2005 by and among Trend Mining Company and the secured parties identified therein.(12)

10.32	Form of Limited Standstill Agreement dated as of January 27, 2005 by and among Trend Mining Company and the stockholders identified therein. (12)

10.33	Amendment, Waiver and Consent to Transaction Documents Agreement, dated as of July 28, 2005, by and among Trend Mining Company and the purchasers identified therein. (13)

10.34	Share Purchase Agreement, dated as of September 20, 2005, between Trend Mining Company and Pacific Rim Mining Corp. (14)

10.35	Charge, dated September 20, 2005, between Trend Mining Company and Pacific Rim Mining Corp. (14)

10.36	Deed of Assignment, dated as of September 20, 2005, between Trend Mining Company and Pacific Rim Mining Corp. (14)

14*	Code of Ethics

23.1+	Consent of Williams & Webster, P.S.

31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1+	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

+	Filed herewith.

*	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 filed with the Commission on January 13, 2006, File No. 000-31159.

++	Indicates an exhibit that constitutes an executive compensation plan.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 28, 2001, File No. 000-31159.

(2)	Incorporated by reference to Schedule 13D by Thomas S. Kaplan, filed with the Commission on October 4, 2000, File No. 005-59667.

(3)	Incorporated by reference to Schedule 13D/A by Thomas S. Kaplan, filed with the Commission on May 23, 2001, File No. 005-59667.

(4)	Incorporated by reference to Schedule 13D/A by Thomas S. Kaplan, filed with the Commission on November 21, 2003, File No. 005-59667.

(5)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, Amendment No. 1, filed with the Commission on September 27, 2000, File No. 000-31159.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, File No. 000-31159.

(7)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A, filed with the Commission on January 29, 2001.

(8)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, Amendment No. 4, filed with the Commission on March 26, 2001, File No. 000-31159.

(9)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, Amendment No. 5, filed with the Commission on May 25, 2001, File No. 000-31159.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 filed with the Commission on January 21, 2004, File No. 000-31159.

(11)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Amendment No. 1, filed with the Commission on August 8, 2005, File No. 333-124144.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 28, 2005, File No. 000-31159.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 2, 2005, File No. 000-31159.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 23, 2005, File No. 000-31159.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 filed with the Commission on January 13, 2005, File No. 000-31159.

(b)	Reports on Form 8-K

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s Board and Audit Committee reviews and approves audit and permissible non-audit services performed by Williams & Webster P.S., as well as the fees charged by Williams & Webster P.S. for such services. In its review of non-audit service fees and its appointment of Williams & Webster P.S. as the Company’s independent accountants, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Williams & Webster P.S. All of the services provided and fees charged by Williams & Webster P.S. in 2005 were pre-approved by the Audit Committee.

AUDIT FEES

The aggregate fees billed by Williams & Webster P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB for the fiscal years 2005 and 2004 were $34,056 and $42,300, respectively, net of expenses.

AUDIT-RELATED FEES

There were no fees billed in each of the last two fiscal years for assurance and related services by Williams & Webster that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

TAX FEES

The aggregate fees billed by Williams & Webster for professional services rendered for tax compliance purposes for the fiscal years 2005 and 2004 were $0 and $4,948, respectively.

ALL OTHER FEES

There were no fees billed by Williams & Webster P.S. for other services during the fiscal years 2005 and 2004.

	Fiscal 2005	Fiscal 2004
Audit fees	$34,056	$42,300
Consulting fees	$0	$0
Tax fees	$0	$4,948
Other fees	$0	$0
Total fees	$34,056	$47,248

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND MINING COMPANY

Dated: February 1, 2006	By:	/s/ Thomas A. Loucks
Name: Thomas A. Loucks
Title: President and Chief Executive Officer

By:	/s/ John P. Ryan
Name: John P. Ryan
Title: Chief Financial Officer