Form 10QSB
period 2005-12-31
TREND MINING CO
filed 2006-02-21
CIK 1115954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

TREND MINING COMPANY
(Exact name of small business issuer as specified in its charter)

Delaware	81-0304651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5439 South Prince Street Littleton Colorado 80120
(Address of principal executive offices)

Issuer's telephone number: (303) 798-7363

Not Applicable.
(Former name, former address and former fiscal year, if changed since last report)

________________________________________________________________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, par value $0.01 per share, outstanding as of February 16, 2006: 40,424,081 shares

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TREND MINING COMPANY
(An Exploration Stage Company)
BALANCE SHEETS

	December 31,	September 30,
	2005	2005
	(unaudited)	(restated)
ASSETS

CURRENT ASSETS
Cash	$639,644	$64,391
Accounts Receivable	42,500	42,500
Receivable from sale of mining interest	-	1,122,975
Prepaid expenses	9,285	13,494
TOTAL CURRENT ASSETS	691,429	1,243,360

MINERAL PROPERTIES	-	-

PROPERTY AND EQUIPMENT, net of depreciation	12,337	13,027

OTHER ASSETS
Reclamation Bind	1,000	6,500

TOTAL ASSETS	$704,766	$1,262,887

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$184,611	$519,631
Accounts payable related party	15,000	15,000
Accrued expenses	5,941	76,082
Interest payable, related parties	235,864	209,786
Interest payable, convertible debt	26,715	12,747
Loans payable to related parties	1,632,857	1,692,857
Current portion of long term convertible debt	304,404	304,404
TOTAL CURRENT LIABILITIES	2,405,392	2,830,507

LONG-TERM LIABILITES
Convertible Debt	329,151	290,983

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000
shares authorized; 40,043,717 and
37,373,300 shares issued and outstanding, respectively	400,437	373,733
Additional paid-in capital	8,326,726	8,025,700
Stock options and warrants	1,762,647	1,762,647
Pre-exploration stage accumulated deficit	(558,504)	(558,504)
Accumulated deficit during exploration stage	(12,396,003)	(11,897,099)
Beneficial Conversion rights	434,920	434,920
TOTAL STOCKHOLDERS' DEFICIT	(2,029,777)	(1,858,603)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$704,766	$1,262,887

See accompanying condensed notes to interim financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
			Period from
			October 1, 1996
			(Inception of
	Three Months	Three Months	Exploration Stage)
	Ended	Ended	to
	December 31,	December 31,	December 31,
	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-

EXPENSES
Exploration expense	7,051	19,013	3,151,172
General and administrative	58,518	40,910	3,225,475
Officers and directors compensation	140,938	29,992	2,227,604
Legal and professional	168,433	11,511	1,846,832
Depreciation	689	892	56,193
Total Expenses	375,629	102,318	10,507,276

OPERATING LOSS	(375,629)	(102,318)	(10,507,276)

OTHER INCOME (EXPENSE)
Dividend and interest income	3,367	-	15,693
Settlement Expense			(26,250)
Gain (loss) on disposition and impairment of assets	-	-	(175,019)
Gain on sale of mineral properties	-	-	69,805
(Gain) loss on investment sales	-	-	(63,813)
Financing expense	(108,477)	-	(1,830,145)
Interest expense	(66,165)	(28,644)	(577,789)
Exchange gain (loss)			(6,015)
Other income	-	-	26,845
Forgiveness of debt	48,000	-	677,961
Total Other Income (Expense)	(123,275)	(28,644)	(1,888,727)

LOSS BEFORE INCOME TAXES	(498,904)	(130,962)	(12,396,003)

INCOME TAXES	-	-	-

NET LOSS	$(498,904)	$(130,962)	$(12,396,003)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$ nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	38,709,272	35,974,382

See accompanying condensed notes to interim financial statements.

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

See accompanying condensed notes to interim financial statements.

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

See accompanying condensed notes to interim financial statements.

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

See accompanying condensed notes to interim financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

	Common Stock		Additional	Stock		Other
	Number		Paid-in	Options and	Accumulated	Comprehensive
	of Shares	Amount	Capital	Warrants	Deficit	Income (Loss)	Total

Balance, September 30, 2001	18,755,970	$187,559	$3,772,856	$1,389,976	$(7,146,935)	$-	$(1,796,543)

Common stock issuances as follows:
- for cash at $0.10 per share	2,500,000	25,000	225,000	-	-	-	250,000
- for a note payable at $1.00 per share	25,000	250	24,750	-	-	-	25,000
- for consulting fees payable at $0.55 per share	12,536	126	6,769	-	-	-	6,895
- for mineral properties at $0.70 per share	1,100,000	11,000	759,000	-	-	-	770,000
- for services at an average of $0.49 per share	112,500	1,125	53,625	-	-	-	54,750
- for financing expense at an average of $0.44 per share	82,429	824	35,369	-	-	-	36,193

Options issued to officers, directors and employees for services	-	-	-	29,528	-	-	29,528

Warrants issued as follows:							-
- for loan agreements	-	-	-	55,352	-	-	55,352

Expiration of stock options and warrants	-	-	91,814	(91,814)	-	-	-

Interest expense forgiven by shareholders	-	-	42,950	-	-	-	42,950

Net loss for the year ended September 30, 2002	-	-	-	-	(1,168,171)	-	(1,168,171)
Balance, September 30, 2002	22,588,435	225,884	5,012,133	1,383,042	(8,315,106)	-	(1,694,046)

Common stock issuances as follows:
- miscellaneous common stock adjustment	29,555	296	-	-	-	-	296
- for cash at $0.10 per share	5,500,000	55,000	495,000	-	-	-	550,000
- for consulting services at an average of $0.15 per share	1,763,779	17,638	243,362	-	-	-	261,000
- for loans payable at an average of $0.10 per share	369,160	3,692	33,225	-	-	-	36,917
- for prior period services at an average of $.13 per share	245,000	2,450	30,550	-	-	-	33,000
- for investments at $0.21 per share	450,000	4,500	88,668	-	-	-	93,168
- to officers and directors for services at $.10 per share	1,423,156	14,232	129,024	-	-	-	143,256
- penalty shares at $.26 per share	860,000	8,600	215,000	-	-	-	223,600

Change in marekt value of investments	-	-	-	-	-	1,800	1,800

Net loss for the year ended September 30, 2003	-	-	-	-	(966,958)	-	(966,958)
Balance, September 30, 2003	33,229,085	$332,291	$6,246,963	$1,383,042	$(9,282,064)	$1,800	$(1,317,968)

See accompanying condensed notes to interim financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

	Common Stock		Additional	Stock	Beneficial		Other
	Number		Paid-in	Options and	Conversion	Accumulated	Comprehensive
	of Shares	Amount	Capital	Warrants	Rights	Deficit	Income (Loss)	Total

Balance, September 30, 2003	33,229,085	$332,291	$6,246,963	$1,383,042	$-	$(9,282,064)	$1,800	$(1,317,968)

Common stock issuances as follows:
- for cash at $0.20 per share	1,675,000	16,750	318,250	-	-	-	-	335,000
- for consulting services at an average of $0.35 per share	162,500	1,625	54,800	-	-	-	-	56,425
- for accounts payable at an average of $.24 per share	626,130	6,261	144,584	-	-	-	-	150,845
- for investments at $0.20 per share	125,000	1,250	23,750	-	-	-	-	25,000
- to officers and directors for services at $.12 per share	150,000	1,500	16,500	-	-	-	-	18,000

Expired options & warrants	-	-	503,774	(503,774)	-	-	-	-

Options issued to officers and directors for services	-	-	-	95,000	-	-	-	95,000

Gain on sale of internal securities	-	-	210,194	-	-	-	-	210,194
-
Change in market value of investments	-	-	-	-	-	-	(1,800)	(1,800)

Net loss for the year ended September 30, 2004	-	-	-	-	-	(992,688)	-	(992,688)
Balance, September 30, 2004	35,967,715	359,677	7,518,815	974,268	-	(10,274,752)	-	(1,421,992)

Common stock issuances as follows:
- for services at an average of $.23 per share	199,585	1,996	44,591	-	-	-	-	46,587
- for financing expenses at $0.345 per share	210,000	2,100	70,350	-	-	-	-	72,450
- for financing expenses at an average of $0.24 per share	66,000	660	15,500	-	-	-	-	16,160
- to officers and directors for services at $.23 per share	634,518	6,345	139,655	-	-	-	-	146,000
- for convertible debt and interest	295,482	2,955	55,669	-	-	-	-	58,624

Convertible debt issuance:
- class A warrants at $0.15 per share	-	-	-	51,577	-	-	-	51,577
- class B warrants at $0.10 per share	-	-	-	42,248	-	-	-	42,248
- beneficial conversion rights at $0.19 per share	-	-	-	-	77,158	-	-	77,158

Cancellation of warrants and beneficial conversion rights	-	-	170,983	(93,825)	(77,158)	-	-	-

Options issued to officers and directors for services	-	-	-	143,840	-	-	-	143,840

Expiration of warrants	-	-	10,137	(10,137)	-	-	-	-

Convertible debt issuance:
- class A warrants at an average of $0.15 per share	-	-	-	386,275	-	-	-	386,275
- class B warrants at and average of $0.08 per share	-	-	-	183,136	-	-	-	183,136
- beneficial conversion rights at $0.19 per share	-	-	-	-	306,587	-	-	306,587

Convertible debt issuance:
- class A warrants at of $0.10 per share	-	-	-	66,990	-	-	-	66,990
- class B warrants at and average of $0.02 per share	-	-	-	18,275	-	-	-	18,275
- beneficial conversion rights at $0.25 per share	-	-	-	-	128,333	-	-	128,333

Net loss for the year ended September 30, 2005 (restated)	-	-	-	-	-	(2,180,851)	-	(2,180,851)
Balance, September 30, 2005(restated)	37,373,300	$373,733	$8,025,700	$1,762,647	$434,920	$(12,455,603)	$-	(1,858,603)

See accompanying condensed notes to interim financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

	Common Stock		Additional	Stock	Beneficial
	Number		Paid-in	Options and	Conversion	Accumulated
	of Shares	Amount	Capital	Warrants	Rights	Deficit	Total

Balance, September 30, 2005 (restated)	37,373,300	$373,733	$8,025,700	$1,762,647	$434,920	$(12,455,603)	$(1,858,603)

Common stock issuances as follows:
- for services at $0.23 per share	7,912	79	1,721	-	-	-	1,800
- for financing cash at $0.10 per share	1,500,000	15,000	135,000	-	-	-	150,000
- to officers and directors for services at $0.15 per share	600,000	6,000	84,000	-	-	-	90,000
- for convertible debt and interest at an average
of $0.15 per share	562,505	5,625	80,305	-	-	-	85,930

Net loss for the three months ended December 31, 2005
(unaudited)	-	-	-	-	-	(498,904)	(498,904)
Balance, December 31, 2005 (unaudited)	40,043,717	$400,437	$8,326,726	$1,762,647	$434,920	$(12,954,507)	$(2,029,777)

See accompanying condensed notes to interim financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
			October 1, 1996
			(Inception of
	Three Months	Three Months	Exploration Stage)
	Ended	Ended	to
	December 31,	December 31,	December 31,
	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(498,904)	$(130,962)	$(12,396,003)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	689	892	56,193
Amortization of debt discount	108,477	-	605,909
Loss on investment sales	-	6,220	68,969
Loss (gain) on disposition and impairment of assets	-	-	183,391
Gain on sale of minining interest	-	-	(69,805)
Gain on sale of mineral property claims for securities	-	-	(500)
Gain on trade-in of property and equipment	-	-	(7,872)
Gain on forgiveness of debt	(48,000)	-	(249,581)
Interest expense forgiven by related parties	-	-	20,848
Common stock issued for services
and financing expenses	1,800	-	1,266,971
Common stock issued for payables and accrued expenses		-	219,656
Common stock and options issued as compensation	90,000	-	1,211,215
Stock options and warrants issued for financing activities	-	-	822,257
Common stock issued for investments	-	-	93,168
Common stock and warrants issued to acquire mineral
property options	-	-	1,114,873
Warrants issued for consulting fees	-	-	170,521
Common stock issued for incentive fees	-	-	21,544
Investment traded for services	-	-	45,939
Common stock issued for payment of interest	15,619	-	32,779
Changes in assets and liabilities:
Prepaid expenses	4,209	1,796	(5,480)
Accounts receivable	1,122,975		1,080,475
Accounts payable	(335,019)	1,811	97,421
Accounts payable, related parties	-	-	15,000
Accounts payable - checks in excess of bank balance	-	-	7
Accrued expenses	(22,141)	5,912	(20,244)
Reclamation bond	5,500	-	(1,000)
Interest payable, related parties	26,078	22,424	209,806
Interest payable, convertible debt	13,970	-	26,717
Net cash used by operating activities	485,253	(91,907)	(5,386,826)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	-	-	37,626
Purchase of fixed assets	-	-	(10,023)
Proceeds from sales of mineral property	-	-	223,000
Costs of mining interest	-	-	(1,011,395)
Purchase of furniture and equipment	-	-	(46,053)
Proceeds from investments sold	-	-	183,161
Net cash provided by investing activities	-	-	(623,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and short-term borrowings	(60,000)	-	(434,556)
Payments on convertible debt	-	-	-
Proceeds from internal securities sale	-	-	210,194
Sale of warrants for common stock	-	-	10,000
Proceeds from borrowings	-	197,038	3,794,157
Sale of common stock, subscriptions
and exercise of options	150,000	-	2,843,151
Issuance of penalty shares	-	-	223,600
Net cash provided by financing activities	90,000	197,038	6,646,546

NET INCREASE IN CASH	575,253	105,131	636,037

CASH, BEGINNING OF PERIOD	64,391	8,313	3,607

CASH, END OF PERIOD	$639,644	$113,444	$639,644

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$10,000	$-	$177,680
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock and warrants issued to acquire
mineral properties	$-	$-	$344,873
Common stock issued to acquire mineral property	$-	$-	$845,000
Common stock issued for acquisition of
mining equipment	$-	$-	$180,000
Common stock issued for services and expenses	$91,800	$-	$1,356,971
Common stock issued for investment	$-	$-	$185,168
Common stock issued for payables and accrued expenses	$-	$-	$219,656
Common stock issued for incentive fees	$-	$-	$21,544
Common stock and options issued as compensation	$-	$-	$1,121,215
Common stock and options issued for payment of convertible debt	$70,311	$-	$111,775
Common stock and options issued for payment of interest	$15,619	$-	$32,779
Stock options and warrants issued for financing activities	$-	$-	$822,257
Warrants issued for consulting fees	$-	$-	$170,521
Deferred acquisition costs on mining property	$-	$-	$46,242
Purchase of equipment with financing agreement	$-	$-	$21,814
Investments received for mineral property	$-	$-	$5,500
Investments traded for services	$-	$-	$45,939
Equipment for loans payable	$-	$-	$4,500
Warrants issued with convertible debt	$-	$-	$654,676
Beneficial conversion rights	$-	$-	$434,920

See accompanying condensed notes to interim financial statements.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

The accompanying financial statements should be read in conjunction with the audited financial statements of the Company included in the Company's September 30, 2005 Annual Report on Form 10-KSB.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations for the nine-month period ended December 31, 2005 are not necessarily representative of operating results to be expected for the entire fiscal year.

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
DECEMBER 31, 2005

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

Outstanding options and warrants and convertible debt representing an aggregate potential conversion into 22,938,178 and 10,068,174 shares of common stock, as of December 31, 2005 and 2004, respectively, have been excluded from the calculation of diluted loss per share as they would be antidilutive.

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

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the periods ended December 31, 2005 and 2004 were $7,051 and $19,013, respectively. As of December 31, 2005, cumulative exploration costs expensed during the Company’s exploration stage totaled $3,151,172.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

Going Concern

As shown in the accompanying financial statements, at December 31, 2005, the Company has limited cash, negative working capital, no revenues, incurred a net loss of $498,902 for the fiscal year, and has an exploration stage accumulated deficit of $12,396,004. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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
DECEMBER 31, 2005

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

At December 31, 2005, the Company had net deferred tax assets, calculated at an expected rate of 34% of approximately $2,521,000 (net of a deferred tax liability of approximately $24,000) principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2005.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005

The tax effects of significant temporary differences and carryforwards which give rise to the Company's deferred tax assets and liabilities at December 31, 2005 and September 30, 2005 and 2004 , are as follows:

	December 31, 2005	September 30, 2005	September 30 2004
Deferred Tax Assets:
Net operating loss carryforward	$2,802,000	$2,304,000	$1,681,000
Other	67,000	67,000	—
	2,869,000	2,371,000	1,681,000

Deferred Tax Liabilities	(24,000)	(24,000)	—

Valuation Allowance:
Beginning of year	(2,347,000)	(1,681,000)	(1,450,000)
(Increase) decrease	(174,000)	(666,000)	(231,000)
End of year	(2,521,000)	(2,347,000)	(1,681,000)

Net Deferred Tax Assets	$—	$—	$—

During 2005 and 2004, the Company had deferred tax benefits that resulted primarily from net operating losses for which there were no currently refundable federal taxes. The calculation for deferred tax assets does not include approximately $780,000 of expenses for non-deductible options, warrants and beneficial conversion rights and approximately $70,000 on the gain on the sale of the mining interest (see Note 4). At December 31, 2005, the Company has federal net operating loss carryforwards of approximately $7,273,000 which, if not utilized, will expire in the years 2009 through 2026.

NOTE 4 -  MINERAL PROPERTIES

The following describes the Company’s significant mineral properties at December 31, 2005:

Andacollo Mine, Chile

During the fourth quarter of 2005, Trend entered into negotiations to purchase 100% of Compania Minera Dayton (“CMD”), a Chilean corporation that owns and operated the Andacollo Mine in Chile. On September 20, 2005, Trend bought 30% of the corporation’s shares (and effectively 30% of the aforementioned mine) while a separate group of investors purchased the remaining 70% on the same date.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005

The Company paid an initial $900,000 in cash for the acquisition. The Company also paid out additional related expenses for which it was to be repaid 70% by the other investors. Before the end of the year, the investor group then initiated an offer to buy Trend’s 30% stake in exchange for cash of$1,122,975, a 1% net smelter returns royalty, and a 30% back-in right excercisable through April 1, 2006. At September 30, 2005 the cash portion of the purchase price had not been received by the Company. As a result of this transaction, the Company recognized a gain of $69,804. During the period ended December 31, 2005 the Company received $1,000,000 on October 6 and the remaining $122,975 on December 9, 2005.

The final operating permits were obtained on December 27, 2005 for the mine, which is expected to be fully operational by the second quarter of 2006, after which time Trend is contractually entitled to receive 1% of gold revenues from the mine in monthly installments.

Diabase Peninsula, Cree Lake Area, Saskatchewan, Canada

In December 2004, Trend announced that it and Nuinsco Resources Limited (“Nuinsco”) signed a Letter of Intent to form a 50-50 joint venture to own, operate and explore the three Cree Lake/Diabase Peninsula claims. The agreement provides that Nuinsco, at its expense, will immediately undertake an exploration program consisting of geophysical surveys and geochemical sampling to be followed by drilling. A definitive joint venture agreement was executed on September 29, 2005, under terms of which Nuinsco must maintain all three claims in good standing and must spend CDN $2 million by December of 2007 in order to earn its 50% share of the joint venture. Additionally, Nuinsco will grant to the Company 250,000 freely trading shares of Nuinsco common stock. At December 31, 2005 the value of the Nuinsco shares was $42,500 and is included in accounts receivable in the financial statements.

NOTE 5 -  COMMON STOCK, OPTIONS AND WARRANTS

Common Stock

During the three months ended December 31, 2005, the Company issued 7,912 shares of common stock valued at $1,800 for services, 600,000 shares of common stock valued at $146,000 for director, officer and employee compensation, 1,500,000 shares of common stock valued at $150,000 for cash and 562,505 shares of common stock valued at $80,305 for convertible debt. Of these shares 600,000 were issued under the 2000 Equity Incentive Plan.

Following is a summary of stock options for the three months ended December 31, 2005

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005

	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2005	2,200,000	$0.37
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2005	2,200,000	$0.37
Options exercisable at December 31, 2005	1,650,000	$0.39

Weighted average fair value of options granted at December 31, 2005		-
Total compensation costs related to non-vested stock options as of December 31, 2005	$84,760
Weighted average period of nonvested stock options as of December 31, 2005	9 months

Following is a summary of warrants outstanding at December 31, 2005:

Number of Warrants	Strike Price	Expiration Date
2,166,667	$0.25	2/21/2006
825,002	$0.25	2/21/2006
250,000	$0.25	2/21/2006
7,954,761	$0.40	9/30/2006
150,000	$1.00	1/30/2007
520,000	$1.00	9/30/2007
113,413	$1.00	5/31/2007
1,733,333	$0.50	1/27/2010
825,002	$0.50	1/27/2010
200,000	$0.50	3/22/2010
14,738,178

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005

For the three month period ended December 31, 2005, there were no common stock issuances due to the exercise of warrants. In accordance with SFAS 123, the Company utilizes the Black Scholes fair value model to value all option and warrant grants.

No options or warrants were granted during the three months ended December 31, 2005.

NOTE 6 -  RELATED PARTY TRANSACTIONS

Notes Payable - Shareholders

During the three months ended December 31, 2005, the Company repaid the principal balances of the loans to Mr. Ishiung Wu and NW Exploration ) totaling 3$9,000 and $21,000 respectively.

Employment Agreements

In July 2000, the Company entered into an employment agreement with Mr. John Ryan, the then chief financial officer, secretary and treasurer of the Company, under which Mr. Ryan was to receive 3,000 shares per month of Trend common stock as compensation for his services. When Mr. Ryan resigned in December 2000, this agreement was terminated. In July 2001, Mr. Ryan was again designated as the Company’s chief financial officer, secretary and treasurer. A revised employment agreement was reached in September 2002 where Mr. Ryan receives $3,000 per month, which amount was augmented to $4,000 per month in July of 2005. Mr. Ryan took stock in lieu of cash for July and August 2005, and then the Company reverted to paying Mr. Ryan in cash on September 1, 2005. If the Company is unable to pay the salary in cash, then Mr. Ryan has the option to receive $4,000 worth of the Company’s common stock at the prevailing rate of which shares are or were most recently sold by the Company. As of December 31, 2005 and 2004, respectively, $4,000 and $0 were owed to Mr. Ryan under this agreement.

On November 1, 2005, the Company entered into an employment agreement with Mr. Thomas Loucks, the president and chief executive officer, for a term of one year, which can be extended each year for a period of one year. Under the agreement the Company Mr. Loucks will be paid $120,000 per year, or $10,000 per month. Prior to this agreement, Mr. Loucks received $6,500 per month, increased to $10,000 per month in September 2005.

 NOTE 7 - CONVERTIBLE DEBT

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
DECEMBER 31, 2005

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
DECEMBER 31, 2005

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

As of December 31, 2005, the Company has paid $292,188 in principal and $110,264 in interest on these notes in cash and common stock. At December 31, 2005 the Company is showing the principal value of the debt, less the unamortized debt discounts of approximately $633,000 as the carrying value of the debt. The Company has accrued approximately $26,700 of accrued interest related to these notes as of December 31, 2005.

NOTE 8 -  COMMITMENTS AND CONTINGENCIES

Lease Agreement

In July 2005 the company entered into a lease agreement for one year for office facilities in Littleton, Colorado. The office lease requires monthly payments of $2,100 and expires June 30, 2006. During the three months ended December 31, 2005, the Company paid $6,300, with an additional $12,600 payable under terms of the lease.

Legal Proceedings

In May, 2002, one of the Company’s vendors, Nevada Southwest Investments LLC, obtained a judgment in the Second Judicial District, Washoe County, Nevada to collect $18,574 due under a rental lease agreement for office space the Company chose to vacate. The judgment bears interest at 18% until paid in full. Included in the accounts payable balance as of September 30, 2005 is approximately $32,000 related to this judgment. The Company negotiated with the creditor to make suitable payment arrangements to pay this judgment over time. The creditor had scheduled a debtor’s hearing in the early part of 2004 but the hearing was cancelled and not rescheduled.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005

On August 24, 2005, a complaint was filed against the Company in the United States District Court for the Eastern District of New York, seeking $52,500 in legal fees, under Section 16(b) of the Securities Exchange Act of 1934, which were allegedly incurred in connection with the Company's recovery of alleged short-swing trading profits from an insider of the Company. The case was dismissed with prejudice on or about November 29, 2005, pursuant to a compromise and settlement under which the Company paid plaintiff the sum of $26,250. The Company has paid the settlement amount during the three months ended December 31, 2005.

NOTE 9 -  CONCENTRATIONS

The Company has significantly relied on Mr. Thomas Kaplan and various associated entities of Mr. Kaplan, as well as Mr. Howard Schraub and various associated entities, for operating capital.

NOTE 10 -  FORGIVENESS OF DEBT

Included in the September 30, 2005 and 2004 financial statements is $73,000 of accrued wages owing to Mr. David Mooney, the former chief geologist for the Company. In October 2005, the Company and Mr. Mooney agreed to a settlement of $25,000, with the remaining amount of the debt, $48,000, to be forgiven.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

Trend is an exploration stage company. Trend’s primary expenditures at this stage consist of payment of various governmental fees to maintain the priority of Trend’s unpatented mining claims, payment of Trend’s debt service, payment of accounting and legal fees, and general office expenses.

Results of Operations

The Company’s operating losses for the three-month period ended December 31, 2005 totaled $498,904 as compared to a loss of $130,962 for the quarter ended December 31, 2004. The accumulated deficit since inception of the current exploration stage is $12,396,003, and Trend’s total loss since inception of the company is $12,954,507. The first quarter operating loss is due primarily to general and administrative expenses of $44,313, officer and director compensation of $140,938, exploration expenses of $7,051, consulting expenses of $14,205 and legal and professional fees of $168,433. Operating cash at the end of the quarter totaled $639,644 as compared to $113,444 for the quarter ended December 31, 2004.

Liquidity and Capital Resources

Trend’s primary, near term business objective is to raise sufficient capital to retain the Company’s current mineral properties, to explore them and acquire additional projects, and to pay Trend’s general and administrative expenses. As reflected in our accompanying financial statements, we have limited cash, negative working capital, no revenues and an accumulated deficit of $12,954,507. These factors indicate that we may be unable to continue in existence in the absence of receiving additional funding. Our operating expenses average approximately $40,000 per month, consisting of Trend’s accounting and legal fees and general and administrative expenses. The Company may also enter into payment arrangement plans with creditors which could add between $50,000 and $60,000 per month to this monthly budget figure. In that case, the Company’s monthly budget would rise to between $90,000 and $100,000 per month. Moreover, management’s plans for the next twelve months include approximately $600,000 of cash expenditures for exploration activity on the Lake Owen, Peter Lake and new Stillwater properties.

Trend estimates that approximately $1,000,000 will be required to fund its operations for the next 12 months assuming minimal exploration activities and excluding the cost of acquisitions, if any. Trend currently holds sufficient capital to continue current operations through fiscal 2006. Trend believes that it now has capital and quality projects to become more active in its exploration and is seeking additional capital to extend its operations into and through 2006.

To fund its operations, the Company intends to seek additional financing from the public or private debt or equity markets to continue its business activities. Under the Company’s Delaware certificate of incorporation, Trend has 100,000,000 authorized shares of common stock and is authorized to issue 20,000,000 shares of preferred stock. Trend currently has no preferred shares issued and outstanding. We believe that we will generate sufficient cash from the Andocollo royalty and a public or private debt or equity financing in order for the Company to continue to operate based on current expense projections and exploration plans. Nevertheless, we are unable to provide assurances that we will be successful in obtaining sufficient sources of capital. There can be no assurance that Electrum, LCM Holdings, or others will continue to advance funds to Trend or that Trend's efforts to obtain additional financing will be successful. Further, there can be no assurance that additional financing will be available on terms acceptable to the Company. If we fail to raise the necessary funds to continue operations we might be required to significantly reduce their scope or completely cease our operations.

The Company’s business plan, contingent upon raising at least $1 million to cover calendar 2006, includes the hiring of Denver-based accounting staff with greater proficiency in the mining industry; and hiring a controller to oversee the Company’s financial system and closely supervise the preparation of monthly, quarterly and annual financial information.

Off-Balance Sheet Arrangements

None.

ITEM 3.  CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Within the 90 days prior to the filing of this Quarterly Report on Form 10-QSB (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures are not effective to ensure that material information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

It should be noted, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in internal controls.

The Company evaluates its internal controls for financial reporting purposes on a regular basis. Based upon the results of these evaluations, the Company considers what revisions, improvements and/or corrective actions are necessary in order to ensure that its internal controls are effective.

During the fiscal quarter ended December 31, 2005, there have been no changes to the Company's internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting. However, since the Company’s internal controls over financial reporting did not comply with the procedures set forth in Rules 13a-15(e) or 15d-15(e) under the Exchange Act it is currently in the process of improving its internal controls and procedures.

In January 2006, the Company discovered that an asset had been classified as an expense, rather than an asset, in the financials statements for the fiscal year ending September 30, 2005. During fiscal 2005, the Company made three installment payments for the purchase of interests in DMC Cayman, Inc. Prior to the fiscal year end, the Company entered into an agreement to sell its interests in DMC Cayman, Inc. for cash that was received subsequent to the fiscal year end, thus, resulting in an account receivable and a capital gain as of September 30, 2005. Upon each payment, an exploration expense rather than a capital asset was recognized. Thus, as a result, the capital gain and the outstanding account receivable were not recognized on the financial statements as of September 30, 2005. This involved only a misclassification of accounts. Upon discovery of the misclassification, the Company restated its financial statements previously filed on Form 10-KSB for the fiscal year ended September 30, 2005.

In light of the recent restatement, the Company has begun taking actions to improve, and plans to evaluate its internal controls and certain disclosure controls and procedures. As part of this commitment, Trend’s Chief Financial Officer and Chief Executive Officer are initiating steps which include: (i) hiring new accounting staff with greater proficiency in the mining industry; and (ii) hiring a controller to oversee the Company’s financial system and closely supervise the preparation of monthly, quarterly and annual financial information.

The Company’s Chief Executive Officer and Chief Financial Officer believe that these steps, set forth in the preceding paragraph, will be sufficient to strengthen its disclosure procedures and that no other changes to the Company's disclosure controls and procedures are needed in response to the discovery of the misclassification described above.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Nothing to report at this time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock

We had 40,043,717 shares of common stock issued and outstanding as of December 31, 2005. The issuances discussed under this section are exempted from registration under Rule 506 of the Securities Act of 1933, as amended (the “Securities Act”), or Section 4(2) of the Securities Act, as indicated. All purchasers of the issued securities represented to us that they acquired the shares for investment purposes only and all stock certificates contain appropriate restrictive legends. No underwriters or brokers or dealers were involved in connection with the sales of securities referred to in this section.

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

On November 1, 2005, Trend issued 40,873 shares of common stock, to an accredited investor, as payment of interest and principal on promissory notes outstanding. The Company relied on the exemption from registration found in Section 4(2) in connection with this issuance.

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

On December 12, 2005, Trend issued 1,500,000 shares of common stock to an accredited investor for an aggregate purchase price of $150,000. The Company relied on the exemption from registration under Rule 506 in connection with this issuance.

In February 2006, Trend issued 292,795 shares of common stock, to an accredited investor, as payment of interest and principal on promissory notes outstanding. The Company relied on the exemption from registration found in Section 4(2) in connection with this issuance.

Each investor involved in the above financing transactions (other than shares issued for services) represented to us that they were an accredited investor.

The Company entered into each of the transactions described for different purposes. As discussed above, during the three months ended December 31, 2005, 7,912 shares were issued to consultants in connection with specific services rendered, 600,000 shares were issued to Trend’s directors for their services, 396,944 shares were issued as payment on promissory notes outstanding and 1,500,000 shares were issued in a the sale of shares. 2,504,856 shares were issued in the fiscal quarter ending December 31, 2005.

All shares issued in connection with the above described events were issued to existing stockholders or individuals or entities previously known to us. The investor involved in the above financing transaction represented to us that they he is an accredited investor. At the time of each issuance, Trend was not aware of any such investor having any current intent to resell Trend’s stock.

Options

None issued during the reporting period.

Warrants

None issued during the reporting period

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of December 31, 2005, the Company had entered into negotiations with certain holders of promissory notes to modify the terms thereof. The parties agreed that during the negotiation period, all payments required to be paid pursuant to the notes would be suspended. On February 17, 2006, the negotiations concluded and the parties agreed to modify certain terms of the notes. Included as part of the agreement was a confirmation whereby the noteholders agreed that as of the agreement date and during the negotiation period no default exists or existed under the terms of the notes. One noteholder was not a party to the modification. Payments to this one investor are current through the period ending December 31, 2006. The total amount in arrears to this investor is $18,775 which will be paid in cash or stock shortly.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits None.

(b) Reports on Form 8-K.

Current report on Form 8-K including items 7.01 and 9.01 filed with the Securities and Exchange Commission (the “Commission”) on October 28, 2005.

Current report on Form 8-K including items 7.01 and 9.01 filed with the Commission on November 7, 2005.

Current report on Form 8-K including items 7.01 and 9.01 filed with the Commission on December 5, 2005.

Current report on Form 8-K including items 1.01, 3.02 and 9.01 filed with the Commission on December 29, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND MINING COMPANY

Date: February 21, 2006	By:	/s/ Thomas Loucks
Thomas Loucks
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John P. Ryan
John P. Ryan
Treasurer and Chief Financial Officer (Principal Financial Officer)