Form 10KSB/A
period 2005-09-30
TREND MINING CO
filed 2006-02-23
CIK 1115954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 2

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                             For the fiscal year ended September 30, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the transition period from _______ to _________

                             Commission file number 000-31159

                              TREND MINING COMPANY
                 (Name of small business issuer in its charter)

                    Delaware                                    81-0304651
(State or other jurisdiction of incorporation or             (I.R.S. Employer
                  organization)                              Identification No.)

        5439 South Prince Street, Littleton, Colorado           80120
          (Address of principal executive offices)           (Zip Code)

Issuer's telephone number  (303) 798-7363

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class             Name of each exchange on which registered
              None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $0.01
                                (Title of Class)

         Check  whether the issuer is not required to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act. [_]

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
 No [_]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

         State issuer's revenues for its most recent fiscal year: $0 (none)

         The aggregate market value of the voting and non-voting common equity held by non-affiliates was $6,077,468 based upon the $0.229 closing price per share of Trend's common stock as quoted by the OTC Bulletin Board on January 12, 2006.

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

    Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                EXPLANATORY NOTE

         Trend Mining Company (the "Company") is filing this Amendment No. 2 on Form 10-KSB/A to amend its Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, as filed with the Securities and Exchange Commission on January 13, 2006 (the "Original 10-KSB") and amended on February 1, 2006 ("Amendment No.1"). The purpose of this Amendment No. 2 is to provide certain information as required under Item 8A, primarily to enhance our description of our disclosure controls and procedures in light of the past restatement of our financial information. This Amendment No. 2 does not otherwise update information in the Original 10-KSB and Amendment No. 1 to reflect facts or events occurring subsequent to the dates the Original 10-KSB and Amendment No. 1 were filed.

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

                              TREND MINING COMPANY
                            FORM 10-KSB ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

                                Table of Contents

                                     PART II

ITEM 8A. Controls and Procedures...............................................1


As used herein, "Trend Mining," "Trend," "we," and the "Company" refer to the Trend Mining Company.

                                     PART II

ITEM 8A.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial
Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in rules promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2005. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of September 30, 2005.

CHANGES IN INTERNAL CONTROLS

During the fiscal year ended September 30, 2005, there have been no changes to the Company's internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting. However, since the Company's internal controls over financial reporting did not comply with the procedures set forth in Rules 13a-15(e) or 15d-15(e) under the Exchange Act it is currently in the process of improving its internal controls and procedures.

In January 2006, the Company discovered that an asset had been classified as an expense, rather than an asset, in the financials statements for the fiscal year ending September 30, 2005. During fiscal 2005, the Company made three installment payments for the purchase of interests in DMC Cayman, Inc. Prior to the fiscal year end, the Company entered into an agreement to sell its interests in DMC Cayman, Inc. for cash that was received subsequent to the fiscal year end, thus, resulting in an account receivable and a capital gain as of September 30, 2005. Upon each payment, an exploration expense rather than a capital asset was recognized. Thus, as a result, the capital gain and the outstanding account receivable were not recognized on the financial statements as of September 30, 2005. This involved only a misclassification of accounts. Upon discovery of the misclassification, the Company restated its financial statements previously filed on Form 10-KSB for the fiscal year ended September 30, 2005. In light of the recent restatement, the Company has begun taking actions to improve, and plans to evaluate its internal controls and certain disclosure controls and procedures. As part of this commitment, Trend's Chief Financial Officer and Chief Executive Officer are initiating steps which include: (i) hiring new accounting staff with greater proficiency in the mining industry; and (ii) hiring a controller to oversee the Company's financial system and closely supervise the preparation of monthly, quarterly and annual financial information.

The Company's Chief Executive Officer and Chief Financial Officer believe that these steps, set forth in the preceding paragraph, will be sufficient to strengthen its disclosure procedures and that no other changes to the Company's disclosure controls and procedures are needed in response to the discovery of the misclassification described above.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TREND MINING COMPANY

Dated:  February 23, 2006    By: /s/ Thomas A. Loucks
                                 -----------------------------------------------
                             Name:  Thomas A. Loucks
                             Title: President and Chief Executive Officer