Form 10QSB
period 2006-03-31
TREND MINING CO
filed 2006-05-15
CIK 1115954

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------


                                   FORM 10-QSB

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                 For the quarterly period ended March 31, 2006

                              TREND MINING COMPANY
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



            Delaware                                  81-0304651
-----------------------------------    -----------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


                            5439 South Prince Street
                            Littleton Colorado 80120
          ------------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (303) 798-7363

                                 Not Applicable.
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)



--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No |X|

The number of shares of common stock, par value $0.01 per share, outstanding as of May 9, 2006: 40,969,669 shares

Transitional Small Business Disclosure Format (Check one):        Yes [_] No |X|


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  Balance Sheets...................................................................................2

                  Statements of Operations.........................................................................3

                  Statement of Stockholders' Equity (Deficit)......................................................4

                  Statements of Cash Flows.........................................................................12

                  Notes to the Financial Statements................................................................14

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION................................................................................39

ITEM 3.           CONTROLS AND PROCEDURES..........................................................................42


                           PART II - OTHER INFORMATION

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND
                  USE OF PROCEEDS..................................................................................43

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.................................................................45

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                              TREND MINING COMPANY

                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                                        March 31,
                                                                           2006       September 30,
                                                                        unaudited)        2005
                                                                      ------------    ------------
ASSETS

CURRENT ASSETS
   Cash                                                               $    107,066    $     64,391
   Accounts receivable                                                      63,473          42,500
   Receivable from sale of mining interest                                               1,122,975
   Prepaid expenses                                                          9,403          13,494
                                                                      ------------    ------------
     TOTAL CURRENT ASSETS                                                  179,942       1,243,360
                                                                      ------------    ------------
MINERAL PROPERTIES                                                               -               -
                                                                      ------------    ------------
PROPERTY AND EQUIPMENT, net of depreciation                                 12,425          13,027
                                                                      ------------    ------------
OTHER ASSETS

   Reclamation Bond                                                          1,000           6,500
                                                                      ------------    ------------
TOTAL ASSETS                                                          $    193,367    $  1,262,887
                                                                      ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable                                                   $    263,233    $    519,631
   Accounts payable related party                                           15,000          15,000
   Accrued expenses                                                         16,897          76,082
   Interest payable, related parties                                       255,636         209,786
   Interest payable, convertible debt                                       86,657          12,747
   Loans payable to related parties                                      1,332,857       1,692,857
   Current portion of long term convertible debt                           304,404         304,404
                                                                      ------------    ------------
     TOTAL CURRENT LIABILITIES                                           2,274,684       2,830,507
                                                                      ------------    ------------
LONG-TERM LIABILITES
   Convertible Debt                                                        461,064         290,983
                                                                      ------------    ------------
COMMITMENTS AND CONTINGENCIES                                                    -               -
                                                                      ------------    ------------
STOCKHOLDERS' DEFICIT
   Preferred stock,  $0.01 par value, 20,000,000 shares
     authorized; 0 and 0 share issued and outstanding, respectively              -               -
   Common stock,  $0.01 par value, 100,000,000 shares authorized;
     40,216,054 and 37,373,300 shares issued and outstanding,
     respectively                                                          402,160         373,733
   Additional paid-in capital                                            8,311,683       8,025,700
   Stock options and warrants                                            1,762,647       1,762,647
   Pre-exploration stage accumulated deficit                              (558,504)       (558,504)
   Accumulated deficit during exploration stage                        (12,895,287)    (11,897,099)
   Beneficial Conversion rights                                            434,920         434,920
   Other comprehensive income                                                    -               -
                                                                      ------------    ------------
     TOTAL STOCKHOLDERS' DEFICIT                                        (2,542,381)     (1,858,603)
                                                                      ------------    ------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIT                                              $    193,367    $  1,262,887
                                                                      ============    ============


         The accompanying notes are an integral part of these unaudited condensed financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                                    Period from
                                                                                                                     October 1,
                                                                                                                        1996
                                                                                                                   (Inception of
                                                    Three Months     Three Months      Six Months                   Exploration
                                                        Ended            Ended            Ended      Six Months       Stage) to
                                                      March 31,        March 31,        March 31,       Ended         March 31,
                                                        2006             2005             2006     March 31, 2005       2006
                                                     (unaudited)     (unaudited)      (unaudited)    (unaudited)    (unaudited)
                                                     ----------    ------------    ------------      ----------     -----------
REVENUES                                             $        -    $          -    $          -      $        -     $         -
                                                     ----------    ------------    ------------      ----------     -----------
EXPENSES
    Exploration expense                                  30,640          80,880          37,692          99,893       3,181,813
    General and administrative                           70,842         137,191         130,301         178,101       3,297,257
    Officers and directors compensation                  44,500          28,500         185,438          58,492       2,272,104
    Legal and professional                              153,235          70,211         320,725          81,722       1,999,124
    Depreciation                                            719           1,101           1,409           1,993          56,913
                                                     ----------    ------------    ------------      ----------    ------------
      Total Expenses                                    299,936         317,883         675,565         420,201      10,807,212
                                                     ----------    ------------    ------------      ----------    ------------
OPERATING LOSS                                         (299,936)       (317,883)       (675,565)       (420,201)    (10,807,211)
                                                     ----------    ------------    ------------      ----------    ------------
OTHER INCOME (EXPENSE)
    Dividend and interest income                          3,554             731           6,920             731          19,246
    Settlement Expense                                        -               -               -               -         (26,250)
    Gain (loss) on disposition and impairment of
      assets                                                  -               -               -               -        (175,019)
    Exchange gain (loss)                                   (167)              -            (167)              -          (6,182)
    Gain on sale of mining interest                           -               -               -               -          69,805
    (Gain) loss on investment sales                           -               -               -               -         (63,813)
    Gain on sale of internal securities                       -               -               -               -               -
    Financing expense                                  (123,498)       (287,406)       (231,975)       (287,406)     (1,953,643)
    Interest expense                                    (79,237)        (48,121)       (145,401)        (76,765)       (657,025)
    Miscellaneous income                                      -              88               -              88         (26,485)
    Forgiveness of debt                                       -          62,815          48,000          62,815         677,961
                                                     ----------    ------------    ------------      ----------    ------------
      Total Other Income (Expense)                     (199,348)       (271,893)       (322,623)       (300,537)     (2,088,075)
                                                     ----------    ------------    ------------      ----------    ------------
LOSS BEFORE INCOME TAXES                               (499,284)       (589,776)       (998,188)       (720,738)    (12,895,287)
INCOME TAXES                                                  -               -               -               -               -
NET LOSS                                               (499,284)       (589,776)       (998,188)       (720,738)    (12,895,287)
OTHER COMPREHENSIVE INCOME (LOSS)
    Change in market value of investments                     -               -               -               -               -
NET COMPREHENSIVE LOSS                               $ (499,284)   $   (589,776)   $   (998,188)     $ (720,738)   $(12,895,287)
                                                     ==========    ============    ============      ==========    ============
BASIC AND DILUTED NET LOSS PER SHARE                 $    (0.01)   $      (0.02)   $      (0.03)     $    (0.02)
                                                     ==========    ============    ============      ==========    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                      40,236,719      33,229,085      39,414,850      36,005,215
                                                     ==========    ============    ============      ==========    ============

         The accompanying notes are an integral part of these unaudited condensed financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                          Common
                                                           Stock                        Stock                  Other
                                                    -------------------   Additional  Options              Comprehensive
                                                      Number               Paid-in      and    Accumulated    Income
                                                    of Shares   Amount     Capital    Warrants   Deficit      (Loss)      Total
                                                    ---------  --------   ---------   --------  ----------   ----------  ---------
Balance, October 1, 1996                            1,754,242  $ 17,542   $ 663,218   $     -   $ (558,504)  $        -  $ 122,256
Common stock issuances as follows:
  - for cash at $0.50 per share                       200,000     2,000      98,000         -            -            -    100,000
  - for payment of liabilities and expenses at
    $0.50 per share                                    45,511       455      22,301         -            -            -     22,756
Net loss for the year ended September 30, 1997              -         -           -         -     (128,614)           -    (128,614)
                                                    ---------  --------   ---------   -------   ----------   ----------  ---------
Balance, September 30, 1997                         1,999,753    19,997     783,519         -     (687,118)           -    116,398
Issuance of common stock as follows:
  - for mineral property at $0.50 per share           150,000     1,500      73,500         -            -            -     75,000
  - for lease termination at $0.50 per share           12,000       120       5,880         -            -            -      6,000
  - for debt at $0.50 per share                        80,000       800      39,200         -            -            -     40,000
  - for cash at $0.20 per share                         7,500        75       1,425         -            -            -      1,500
  - for compensation at $0.50 per share                 9,000        90       4,410         -            -            -      4,500
Issuance of stock options for financing activities          -         -           -     2,659            -            -      2,659
Net loss for the year ended September 30, 1998              -         -           -         -     (119,163)           -   (119,163)
Change in market value of investments                       -         -           -         -            -      117,080    117,080
                                                    ---------  --------   ---------   -------   ----------   ----------  ---------
Balance, September 30, 1998                         2,258,253  $ 22,582   $ 907,934   $ 2,659   $ (806,281)  $  117,080  $ 243,974
                                                    ---------  --------   ---------   -------   ----------   ----------  ---------


         The accompanying notes are an integral part of these unaudited condensed financial statements.


                                                          TREND MINING COMPANY
                                                     (An Exploration Stage Company)
                                         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

                                                          Common
                                                           Stock                       Stock                  Other
                                                    -------------------   Additional  Options              Comprehensive
                                                      Number               Paid-in      and    Accumulated    Income
                                                    of Shares   Amount     Capital    Warrants   Deficit      (Loss)       Total
                                                    ---------  --------   ----------  -------- ------------ ----------- -----------
Balance, September 30, 1998                          2,258,253   $22,582   $  907,934   $2,659  $  (806,281)  $117,080    $243,974
Common stock issuances as follows:
  - for cash at an average of $0.07 per share          555,000     5,550       35,450        -            -          -      41,000
  - for prepaid expenses at $0.33 per share             50,000       500       16,000        -            -          -      16,500
  - for consulting services at an average of $0.20
    per share                                          839,122     8,391      158,761        -            -          -     167,152
  - for mineral property at $0.13 per share            715,996     7,160       82,470        -            -          -      89,630
  - for officers' compensation at an average of
    $0.24 per share                                    300,430     3,004       70,522        -            -          -      73,526
  - for debt,  investment and expenses at $0.30
    per share                                            9,210        92        2,671        -            -          -       2,763
  - for directors' compensation at an average of
    $0.25 per share                                     16,500       165        3,960        -            -          -       4,125
  - for rent at $0.25 per share                          1,000        10          240        -            -          -         250
  - for equipment at $0.30 per share                   600,000     6,000      174,000        -            -          -     180,000
Net loss for the year ended  September 30, 1999              -         -            -        -     (716,759)         -    (716,759)
Other comprehensive loss                                     -         -            -        -            -    (79,179)    (79,179)
                                                     ---------   -------   ----------   ------  -----------   --------    --------
Balance, September 30, 1999                          5,345,511   $53,454   $1,452,007   $2,659  $(1,523,040)  $ 37,901     $22,982
                                                     ---------   -------   ----------   ------  -----------   --------    --------

         The accompanying notes are an integral part of these unaudited condensed financial statements.


                                                          TREND MINING COMPANY
                                                     (An Exploration Stage Company)
                                         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

                                                          Common
                                                           Stock                       Stock                  Other
                                                    -------------------   Additional  Options              Comprehensive
                                                      Number               Paid-in      and    Accumulated    Income
                                                    of Shares   Amount     Capital    Warrants   Deficit      (Loss)       Total
                                                    ---------  --------   ----------  -------- ------------ ----------- -----------
Balance, September 30, 1999                        5,345,511  $ 53,454  $1,452,007  $  2,659   $(1,523,040)  $ 37,901   $    22,982
Common stock and option issuances as follows:
  - for employee, officer and director
    compensation at an average of $0.61 per share    231,361     2,314     140,446    15,820             -          -       158,580
  - for officers' and directors' compensation at
    an average of $1.19 per share                     11,500       115      13,615         -             -          -        13,730
  - for services at an average of $0.47 per share    530,177     5,302     246,333         -             -          -       251,635
  - for mineral property at $0.89 per share        1,000,000     1,000      88,000         -             -          -        89,000
  - for investments at $0.33 per share               200,000     2,000      64,000         -             -          -        66,000
  - for cash at $0.08 per share                      456,247     4,562      28,969         -             -          -        33,531
  - for cash, options and warrants                   100,000    10,000       2,414    87,586             -          -       100,000
  - for incentive fees at $0.33 per share             65,285       653      20,891         -             -          -        21,544
  - for deferred mineral property acquisition
    costs at $0.13 per share                         129,938     1,299      14,943         -             -          -        16,242
  - for modification of stockholder agreement at
    $0.60 per share                                  200,000     2,000     118,000    30,000             -          -       150,000
  - for modification of stockholder agreement              -         -       4,262    10,379             -          -        14,641
  -from exercise of options at $0.12 per share     9,962,762    99,628   1,103,016   (37,524)            -          -     1,165,120
Cash received for the issuance of common stock
  warrants for 7,979,761 shares of stock                   -         -           -    10,000             -          -        10,000
Miscellaneous common stock adjustments                    (5)        -           -         -             -          -             -
Net loss for the year ended September 30, 2000             -         -           -         -    (2,186,541)         -    (2,186,541)
Other comprehensive income (loss)                          -         -           -         -             -    (38,314)      (38,314)
                                                  ----------  --------  ----------  --------   -----------   --------   -----------
Balance, September 30, 2000                       18,232,776  $182,327  $3,296,897  $118,920   $(3,709,581)  $   (413)  $  (111,850)
                                                  ----------  --------  ----------  --------   -----------   --------   -----------


         The accompanying notes are an integral part of these unaudited condensed financial statements.

                                                          TREND MINING COMPANY
                                                     (An Exploration Stage Company)
                                         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

                                            Common                                  Bene-               Other
                                             Stock                       Stock      ficial              Compre-
                                      -------------------   Additional   Options    Conver    Accumu-   hensive
                                        Number               Paid-in     and        sions     lated     Income  Receiv-
                                      of Shares   Amount     Capital     Warrants   Rights    Deficit   (Loss)    able      Total
                                      ----------  --------  ----------  ----------  ------  ----------- -------  ------   ---------
Balance, September 30, 2000          18,232,776  $182,327  $3,296,897    $118,920      -    $(3,709,581)  $(413)      -   $(111,850)
Common stock and option
  issuances as follows:

 - for cash of $1.00 per share          192,000     1,920     190,080          -       -              -       -       -     192,000
 - for cash and consulting services
    from options for $0.39 per share     33,333       333      12,737      (3,070)     -              -       -       -      10,000
 - for services at a
    per share  average of $0.92          13,700       137      12,463          -       -              -       -       -      12,600
 - for officer and employee
    compensation at $1.13 per share       5,200        52       5,828          -       -              -       -       -       5,880
 - for payment of accrued officer's
    compensation at $1.35 per share      10,000       100      13,400          -       -              -       -       -      13,500
 - for consulting services at an
   average of $0.77 per share            45,461       455      34,247          -       -              -       -       -      34,702
 - for directors' compensation
    at $0.85  per share                  75,000       750      63,000          -       -              -       -       -      63,750
 - for modification of contract
    at $0.78 per share                    3,000        30       2,310          -       -              -       -       -       2,340
 - for interest payment on contract
    at an average of $0.80 per share     10,000       100       7,900          -       -              -       -       -       8,000
 - for mineral property expenses at
    $0.85 per share                       1,000        10         840          -       -              -       -       -         850
 - for debt at $1.00 per share          134,500     1,345     133,155          -       -              -       -       -     134,500
Options issued to officers,
 directors and employees for services         -         -           -     354,000      -              -       -       -     354,000
Warrants issued as follows:
    - for consulting services                 -         -           -     170,521      -              -       -       -     170,521
    - for loan agreements                     -         -           -     141,547      -              -       -       -     141,547
    - for extension of exercise
       period on outstanding warrant          -         -           -     608,058      -              -       -       -     608,058
Net loss for the year ended
   September 30, 2001                         -         -           -           -      -     (3,437,354)      -       -  (3,437,354)

Other comprehensive income                    -         -           -           -      -              -      413      -         413
                                      ----------  --------  ----------  ----------  ----    ------------  -------  ---- -----------
Balance, September 30, 2001           18,755,970  $187,559  $3,772,856  $1,389,976  $  -    $(7,146,935)  $    -   $  - $(1,796,543)
                                      ----------  --------  ----------  ----------  ----    ------------  -------  ---- -----------

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)


                                                        Common Stock
                                                  ------------------------
                                                                             Additional      Stock         Beneficial
                                                    Number                     Paid-in    Options and     Conversion
                                                  of Shares      Amount        Capital       Warrants       Rights
                                                  ----------   -----------   -----------   -----------    -----------
Balance, September 30, 2001                       18,755,970   $   187,559   $ 3,772,856   $ 1,389,976              -
Common stock issuances as follows: -
    - for cash at $0.10 per share                  2,500,000        25,000       225,000             -              -
    - for a note payable at $1.00 per share           25,000           250        24,750             -              -
    - for consulting fees payable at $0.55            12,536           126         6,769             -              -
      per share
    - for mineral properties at $0.70 per          1,100,000        11,000       759,000             -              -
      share
    - for services at an average of $0.49            112,500         1,125        53,625             -              -
      per share
    - for financing expense at an average
      of $0.44 per share                              82,429           824        35,369             -              -
Options issued to officers, directors and                  -             -             -        29,528              -
employees for services
Warrants issued as follows:                                -
    - for loan agreements                                  -             -             -        55,352              -
Expiration of stock options and warrants                   -             -        91,814       (91,814)             -
Interest expense forgiven by shareholders                  -             -        42,950             -              -
Net loss for the year ended September 30, 2002             -             -             -             -              -
                                                  ----------   -----------   -----------   -----------    -----------

Balance, September 30, 2002                       22,588,435       225,884     5,012,133     1,383,042              -
Common stock issuances as follows:
    - miscellaneous common stock adjustment           29,555           296             -             -              -
    - for cash at $0.10 per share                  5,500,000        55,000       495,000             -              -
    - for consulting services at an average        1,763,779        17,638       243,362             -              -
      of $0.15 per share
    - for loans payable at an average of             369,160         3,692        33,225             -              -
      $0.10 per share
    - for prior period services at an                245,000         2,450        30,550             -              -
      average of $.13 per share
    - for investments at $0.21 per share             450,000         4,500        88,668             -              -
    - to officers and directors for                1,423,156        14,231       129,025             -              -
      services at $.10 per share
    - penalty shares at $.26 per share               860,000         8,600       215,000             -              -
Change in market value of investments                      -             -             -             -              -
Net loss for the year ended September 30, 2003             -             -             -             -              -
                                                  ----------   -----------   -----------   -----------    -----------
Balance, September 30, 2003                       33,229,085   $   332,291   $ 6,246,963   $ 1,383,042    $         -
                                                  ----------   -----------   -----------   -----------    -----------

                                                                   Other
                                                  Accumulated   Comprehensive
                                                    Deficit     Income (Loss)   Receivable       Total
                                                  -----------    -----------    -----------   -----------
Balance, September 30, 2001                       $(7,146,935)  $          -   $          -   $(1,796,543)
Common stock issuances as follows: -
    - for cash at $0.10 per share                           -              -              -       250,000
    - for a note payable at $1.00 per share                 -              -              -        25,000
    - for consulting fees payable at $0.55                  -              -              -         6,895
      per share
    - for mineral properties at $0.70 per                   -              -              -       770,000
      share
    - for services at an average of $0.49                   -              -              -        54,750
      per share
    - for financing expense at an average
      of $0.44 per share                                    -              -              -        36,193
Options issued to officers, directors and                   -              -              -        29,528
employees for services
Warrants issued as follows:
    - for loan agreements                                   -              -              -        55,352
Expiration of stock options and warrants                    -              -              -             -
Interest expense forgiven by shareholders                   -              -              -        42,950
Net loss for the year ended September 30, 2002     (1,168,171)             -              -    (1,168,171)
                                                  -----------    -----------    -----------   -----------

Balance, September 30, 2002                        (8,315,106)             -              -    (1,694,046)
Common stock issuances as follows:
    - miscellaneous common stock adjustment                 -              -              -           296
    - for cash at $0.10 per share                           -              -              -       550,000
    - for consulting services at an average                 -              -              -       261,000
      of $0.15 per share
    - for loans payable at an average of                    -              -              -        36,917
      $0.10 per share
    - for prior period services at an                       -              -              -        33,000
      average of $.13 per share
    - for investments at $0.21 per share                    -              -              -        93,168
    - to officers and directors for                         -              -              -       143,256
      services at $.10 per share
    - penalty shares at $.26 per share                      -              -              -       223,600
Change in market value of investments                       -          1,800              -         1,800
Net loss for the year ended September 30, 2003       (966,958)             -              -      (966,958)
                                                  -----------    -----------    -----------   -----------
Balance, September 30, 2003                       $(9,282,064)   $     1,800    $         -   $(1,317,968)
                                                  -----------    -----------    -----------   -----------

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)


                                                        Common Stock
                                                  ------------------------
                                                                                Additional       Stock        Beneficial
                                                     Number                      Paid-in      Options and     Conversion
                                                   of Shares       Amount        Capital        Warrants         Rights
                                                 ------------   ------------   ------------   ------------    -----------
Balance, September 30, 2003                        33,229,085   $    332,291   $  6,246,963   $  1,383,042    $         -

Common stock issuances as follows:
    - for cash at $0.20 per share                   1,675,000         16,750        318,250              -              -
    - for consulting services at an average           162,500          1,625         54,800              -              -
      of $0.35 per share
    - for accounts payable at an average of           626,130          6,261        144,584              -              -
      $.24 per share
    - for investments at $0.20 per share              125,000          1,250         23,750              -              -
    - to officers and directors for                   150,000          1,500         16,500              -              -
      services at $.12 per share
Expired options & warrants                                  -              -        503,774       (503,774)             -
Options issued to officers and directors                    -              -              -         95,000              -
for services
Gain on sale of internal securities                   210,194        210,194              -              -              -
Change in market value of investments                       -              -              -              -              -
Net loss for the year ended September 30, 2004              -              -              -              -              -
                                                 ------------   ------------   ------------   ------------    -----------
Balance, September 30, 2004                        35,967,715   $    359,677   $  7,518,815   $    974,268    $         -
                                                 ------------   ------------   ------------   ------------    -----------



                                                                    Other
                                                  Accumulated   Comprehensive
                                                     Deficit     Income (Loss)     Receivable       Total
                                                 -------------    ------------    -----------   ------------
Balance, September 30, 2003                       $ (9,282,064)   $      1,800    $         -   $ (1,317,968)

Common stock issuances as follows:
    - for cash at $0.20 per share                            -               -              -        335,000
    - for consulting services at an average                  -               -              -         56,425
      of $0.35 per share
    - for accounts payable at an average of                  -               -              -        150,845
      $.24 per share
    - for investments at $0.20 per share                     -               -              -         25,000
    - to officers and directors for                          -               -              -         18,000
      services at $.12 per share
Expired options & warrants                                   -               -              -              -
Options issued to officers and directors                     -               -              -         95,000
for services
Gain on sale of internal securities                          -               -              -              -
Change in market value of investments                        -          (1,800)             -         (1,800)
Net loss for the year ended September 30, 2004        (992,688)              -              -       (992,688)
                                                 -------------    ------------    -----------   ------------
Balance, September 30, 2004                       $(10,274,752)   $          -    $         -   $ (1,421,992)
                                                 -------------    ------------    -----------   ------------

                                                        Common Stock
                                                  ------------------------
                                                                                Additional       Stock           Beneficial
                                                      Number                     Paid-in      Options and        Conversion
                                                     of Shares      Amount       Capital        Warrants           Rights
                                                    ----------   -----------    -----------    ------------      -----------
Balance, September 30, 2004                         35,967,715   $    359,677   $  7,518,815   $    974,268      $        -
Common stock issuances as follows:
    -for services at an average of $.23 per            199,585          1,996         44,591              -               -
      share
    -for financing expense at $0.345 per               210,000          2,100         70,350              -               -
      share
    -for financing expense at an average of             66,000            660         15,500              -               -
      $.24 per share
    -to officers and directors for services            634,518          6,345        139,655              -               -
      at $.23 per share
    -for convertible debt and interest                 295,482          2,955         55,669              -               -
Convertible debt issuance
    -class A warrants at $.15 per share                      -              -              -         51,577               -
    -class B warrants at $.10 per share                      -              -              -         42,248               -
    -beneficial conversion rights at $.19                    -              -              -              -          77,158
      per share
 Cancellation of warrants and beneficial                     -              -        170,983        (93,825)        (77,158)
conversion rights
 Options issued to officers and directors                    -              -              -        143,840               -
 Expiration of warrants                                      -              -         10,137        (10,137)              -
 Convertible debt issuance                                   -              -              -              -               -
     -class A warrants at an average of                      -              -              -        386,275               -
    $.15 per share
     -class B warrants at an average of                      -              -              -        183,136               -
    $.08 per share
     -beneficial conversion rights at $.19                   -              -              -        306,587               -
    per share
 Convertible debt issuance                                   -              -              -              -               -
     -class A warrants at an average of                      -              -              -         66,990               -
    $.10 per share
     -class B warrants at an average of                      -              -              -         18,275               -
    $.02 per share
     -beneficial conversion rights at $.25                   -              -              -              -         128,333
    per share
 Net loss for the year ended September 30, 2005              -              -              -              -               -
                                                    ----------   -----------    -----------    ------------      -----------
 Balance, September 30, 2005                        37,373,300        373,733      8,025,700    $ 1,762,647         434,920
                                                    ----------   -----------    -----------    ------------      -----------



                                                                    Other
                                                  Accumulated    Comprehensive
                                                    Deficit      Income (Loss)  Receivable       Total
                                                  ------------    -----------   -----------  ------------
Balance, September 30, 2004                       $(10,274,752)   $      -      $       -    $ (1,421,992)
Common stock issuances as follows:
    -for services at an average of $.23 per                  -           -              -          46,587
      share
    -for financing expense at $0.345 per                     -           -              -          72,450
      share
    -for financing expense at an average of                  -           -              -          16,160
      $.24 per share
    -to officers and directors for services                  -           -              -         146,000
      at $.23 per share
    -for convertible debt and interest                       -           -              -          58,624
Convertible debt issuance
    -class A warrants at $.15 per share                      -           -              -          51,577
    -class B warrants at $.10 per share                      -           -              -          42,248
    -beneficial conversion rights at $.19                    -           -              -          77,158
      per share
 Cancellation of warrants and beneficial                     -           -              -               -
conversion rights
 Options issued to officers and directors                    -           -              -         143,840
 Expiration of warrants                                      -           -              -               -
 Convertible debt issuance                                   -                          -               -
     -class A warrants at an average of                      -           -              -         386,275
    $.15 per share
     -class B warrants at an average of                      -           -              -         183,136
    $.08 per share
     -beneficial conversion rights at $.19                   -                          -         306,587
    per share
 Convertible debt issuance                                   -           -              -               -
     -class A warrants at an average of                      -           -              -          66,990
    $.10 per share
     -class B warrants at an average of                      -           -              -          18,275
    $.02 per share
     -beneficial conversion rights at $.25                   -           -              -         128,333
    per share
 Net loss for the year ended September 30, 2005     (2,180,851)          -              -      (2,180,851)
                                                  ------------    -----------   -----------  ------------
 Balance, September 30, 2005                      $(12,455,603)          -              -    $ (1,858,603)
                                                  ------------    -----------   -----------  ------------

                                                                     Common Stock
                                                               ------------------------
                                                                                             Additional       Stock
                                                                Number                         Paid-in     Options and
                                                              of Shares        Amount          Capital       Warrants
                                                              ----------     -----------     -----------    -----------
Balance, September 30, 2005                                   37,373,300         373,733       8,025,700    $  1,762,647
Common stock issued for convertible debt & interest              562,505           5,625          80,305               -


Common stock issued for cash at $0.10 per share                1,500,000          15,000         135,000               -
Common stock issued to officers & directors                      600,000           6,000          84,000               -
    for services at $0.15 per share
Common stock issued for services                                   7,912              79           1,721               -
Net loss for the period ended December 31, 2005
                                                              ----------     -----------     -----------    -----------
Balance, December 31, 2005                                    40,043,717         400,437       8,326,726    $  1,762,647
                                                              ----------     -----------     -----------    -----------
Common stock issued for convertible debt & interest              437,940           4,379          46,480               -
Common stock issued for financing fees @ $0.10  per share        150,000           1,500          13,500               -
Common stock issued for exploration response                      20,000             200           3,400               -
Common stock cancelled for convertible                          (435,603)         (4,356)        (78,423)              -
    debt and interest
Net loss for the period ended March, 31, 2006                          -               -               -               -
                                                              ----------     -----------     -----------    -----------
Balance, March 31, 2006                                       40,216,054         402,160       8,311,683    $  1,762,647
                                                              ----------     -----------     -----------    -----------




                                                            Beneficial                      Other
                                                           Conversion   Accumulated     Comprehensive
                                                              Rights       Deficit       Income (Loss)   Receivable       Total
                                                           -----------   -----------      -----------    -----------  ------------
Balance, September 30, 2005                                    434,920   $(12,455,603)              -              -  $ (1,858,603)
Common stock issued for convertible debt & interest                  -              -               -              -        85,930


Common stock issued for cash at $0.10 per share                      -              -               -              -       150,000
Common stock issued to officers & directors                          -              -               -              -        90,000
    for services at $0.15 per share
Common stock issued for services                                     -              -               -              -         1,800
Net loss for the period ended December 31, 2005                              (498,904)              -              -      (498,904)
                                                           -----------   ------------     -----------    -----------  ------------
Balance, December 31, 2005                                     434,920   $(12,954,507)              -              -  $ (2,029,777)
                                                           -----------   ------------     -----------    -----------  ------------
Common stock issued for convertible debt & interest                  -              -               -              -        50,859
Common stock issued for financing fees @ $0.10  per share            -              -               -              -        15,000
Common stock issued for exploration response                         -              -               -              -         3,600
Common stock cancelled for convertible                               -              -               -              -       (82,779)
    debt and interest
Net loss for the period ended March, 31, 2006                        -       (499,284)              -              -      (499,284)
                                                           -----------   ------------     -----------    -----------  ------------
Balance, March 31, 2006                                        434,920   $(13,453,791)    $         -              -  $ (2,542,381)
                                                           -----------   ------------     -----------    -----------  ------------

         The accompanying notes are an integral part of these unaudited condensed financial statements.

                              TREND MINING COMPANY
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                              Period from
                                                                                                            October 1, 1996
                                                                                                             (Inception of
                                                                                Six Months     Six Months  Exploration Stage)
                                                                                  Ended          Ended             to
                                                                                 March 31       March 31        March 31
                                                                                   2006           2005            2006
                                                                               (unaudited)    (unaudited)      (unaudited)
                                                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net gain (loss)                                                            $   (998,188)   $   (720,738)   $(12,895,287)
Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation                                                                 1,409           1,993          56,913
        Amortization of debt discount                                              216,954         293,627               -
        Gain on forgiveness of debt                                                (48,000)              -               -
        Loss (Gain) on investment sales                                                  -               -          68,969
        Gain on sales of internal securities                                             -               -               -
        Loss (Gain) on disposition and impairment of assets                              -               -         183,391
        Gain on sale of mineral property claims for securities                           -               -            (500)
        Gain on sale of mining interest                                                  -               -         (69,805)
        Gain on trade-in of property and equipment                                       -               -          (7,872)
        Gain on settlement of vendor account                                             -               -               -
        Interest expense forgiven by related parties                                     -               -               -
        Common stock issued for services and expenses                               20,400          19,810       1,285,571
        Common stock issued for payables and accrued expenses                            -           3,800         219,656
        Common stock and options issued as compensation                             90,000               -       1,211,215
        Stock options and warrants issued for financing activities                       -               -         822,257
        Common stock issued for investments                                              -               -          93,168
        Common stock and warrants issued to acquire mineral
        property options                                                                 -               -       1,114,873
        Common stock issued for interest payments                                  (14,681)              -           2,479
        Warrants issued for consulting fees                                              -               -         170,521
        Common stock issued for incentive fees                                           -               -          21,544
        Investment traded for services                                                   -               -          45,939
   Changes in assets and liabilities:
        Prepaid expenses & inventory                                                 4,091           2,948          (5,598)
        Accounts receivable                                                      1,102,003               -               -
        Accounts payable                                                          (256,399)       (153,806)        176,041
        Accounts payable - checks in excess of bank balance                              -               -                7
        Accounts payable - related party                                                 -               -               -
        Accrued expenses                                                           (11,856)         (2,900)         (9,959)
        Reclamation bond                                                             5,500               -               -
        Interest payable                                                            45,850          70,507         229,578
        Interest payable - convertible debt                                         96,398               -               -
                                                                              ------------    ------------    ------------
   Net cash used by operating activities                                           253,481        (484,759)     (7,286,899)
                                                                              ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

        Proceeds from sale of equipment                                                  -               -          37,626
        Purchase of fixed assets                                                      (807)         (2,513)        (10,830)
        Proceeds from sales of mineral property                                          -               -         223,000
        Proceeds from investments sold                                                   -               -         183,161
                                                                              ------------    ------------    ------------
   Net cash provided by investing activities                                          (807)         (2,513)        432,957
                                                                              ------------    ------------    ------------

                                                                                                     Period from
                                                                                                    October 1, 1996
                                                                                                    (Inception of
                                                                       Six Months     Six Months  Exploration Stage)
                                                                        Ended          Ended              to
                                                                      March 31        March 31         March 31
                                                                        2006            2005             2006
                                                                     (unaudited)    (unaudited)      (unaudited)
                                                                     -----------    -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments on notes payable and short-term borrowings             (360,000)             -         (734,556)
        Payments on convertible debt                                           -              -                -
        Proceeds from internal securities sale                                 -              -          210,194
        Sale of warrants for common stock                                      -              -           10,000
        Proceeds from short-term borrowings                                    -      1,245,412                -
        Sale of common stock, subscriptions                                    -              -                -
        and exercise of options                                          150,000              -        2,843,151
        Issuance of penalty shares                                             -              -          223,600
                                                                     -----------    -----------      -----------
        Net cash provided by financing activities                       (210,000)     1,245,412        2,552,389
                                                                     -----------    -----------      -----------
NET INCREASE IN CASH                                                      42,675        758,140       (4,301,551)
CASH, BEGINNING OF PERIOD                                                 64,391          8,313                -
                                                                     -----------    -----------      -----------
CASH, END OF PERIOD                                                  $   107,065    $   766,453      $(4,301,552)
                                                                     ===========    ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                     $         -    $                $         -
   Income taxes paid                                                 $         -    $                $         -
NON-CASH FINANCING AND INVESTING ACTIVITIES:
   Common stock and warrants issued to acquire mineral properties    $         -    $         -      $   344,873
   Common stock issued to acquire mineral property                   $         -    $         -      $   845,000
   Common stock issued for acquisition of mining equipment           $         -    $         -      $   180,000
   Common stock issued for services and expenses                     $    20,400    $    19,810      $ 1,265,171
   Common stock issued for investment                                $         -    $         -      $   185,168
   Common stock issued for payables and accrued expenses             $         -    $     3,800      $   219,657
   Common stock issued for incentive fees                            $         -    $         -      $    21,544
   Common stock and options issued as compensation                   $    90,000    $         -      $ 1,121,215
   Common stock and options issued for payment of convertible debt   $   136,789    $         -      $   178,253
   Common stock issued for payment of interest                       $    14,681    $         -      $    31,841
   Common stock cancelled for convertible debt                       $   (82,779)   $         -      $   (82,779)
   Stock options and warrants issued for financing activities        $         -    $    93,825      $   822,257
   Beneficial conversion rights on convertible debt                  $         -    $    77,158      $   434,920
   Warrants issued for consulting fees                               $         -    $         -      $   170,521
   Deferred acquisition costs on mining property                     $         -    $         -      $    46,242
   Purchase of equipment with financing agreement                    $         -    $         -      $    21,814
   Investments received for mineral property                         $         -    $         -      $     5,500
   Investments traded for services                                   $         -    $         -      $    45,939
   Equipment for loans payable                                       $         -    $         -      $     4,500
   Warrants issued with convertible debt                             $         -    $         -      $         -


         The accompanying notes are an integral part of these unaudited condensed financial statements.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

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


Accounting Method
-----------------

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


Outstanding options and warrants and convertible debt representing an aggregate potential conversion into 22,938,178 and 10,068,174 shares of common stock, as of March 31, 2006 and 2005, respectively, have been excluded from the calculation of diluted loss per share as they would be antidilutive.


Accounting for  Convertible  Notes and  Securities  with  Beneficial  Conversion
--------------------------------------------------------------------------------
Features
--------

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

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

Compensated Absences
--------------------

The Company's employees are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service and other factors. The Company estimates that the amount of compensation for future absences is minimal and immaterial for the periods ended March 31, 2006 and 2005. Accordingly, no liability has been recorded in the financial statements.


Comprehensive Income (Loss)
---------------------------

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Amounts are reported net of tax and include unrealized gains or losses on available for sale securities.


Derivative Instruments
----------------------

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


Historically, the Company has not entered into derivative contracts to hedge existing risks or for speculative purposes. During the periods ended March 31, 2006 and 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.


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


Employee and Non-Employee Stock Compensation
--------------------------------------------

The Company values common stock issued without restrictions to employees and non-employees for services, property and investments at the fair market value of the common stock, which is the closing price of Company stock on the day of issuance. If no trading occurred on a date of issuance, then the fair market value used is the lower of the closing prices on the first previous day or the first following day on which the Company's stock was traded. The Company may issue common stock with restrictions in these circumstances and, if it does, may issue such shares at a reasonable discount to fair market value. These stock issuances are accounted for in the statement of stockholders' equity and as expenses, if the stock was issued for services or exploration costs, and as assets, if the stock was issued for investments or real property.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

Exploration Costs
-----------------

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the periods ended March 31, 2006 and 2005 were $30,640 and $80,880, respectively. As of March 31, 2006, cumulative exploration costs expensed during the Company's exploration stage totaled $3,135,746.

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


Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial
Instruments," include cash, investment in securities available-for-sale, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2006 and 2005. Investment in securities available-for-sale is recorded at fair value at March 31, 2006 and 2005.


Going Concern
-------------

As shown in the accompanying financial statements, at March 31, 2006, the Company has limited cash, negative working capital, no revenues, incurred a net loss of $998,188 for the period ended, and has an exploration stage accumulated deficit of $12,895,287. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


The Company estimates that approximately $1,400,000 is required to fund operations of the Company for the next 12 months assuming minimal exploration activities. The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing in order for the Company to continue to operate based on current expense projections.


Impaired Asset Policy
---------------------

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

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

Investment Policies
-------------------

The Company uses the average cost method to determine the gain or loss on investment securities held as available-for-sale based upon the accumulated cost basis of specific investment accounts.


Mineral Properties
------------------

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

Recent Accounting Pronouncements
--------------------------------

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have a material impact on the Company's financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date ( with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. The Company currently reports stock issued to employees under the rules of SFAS No. 123. Therefore management expects no material impact to its financial statements from the adoption of this statement.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

Provision for Taxes
-------------------

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, and the expected future benefits of net operating loss carryforwards, tax credit and other carryforwards. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.


At March 31, 2006, the Company had net deferred tax assets, calculated at an expected rate of 34% of approximately $2,612,382 (net of a deferred tax liability of approximately $1,000) principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2006.

The tax effects of significant temporary differences and carryforwards which give rise to the Company's deferred tax assets and liabilities at December 31, 2005 and 2004, are as follows:

                                   March 31, 2006  September 30, 2005
                                     -----------       -----------
Deferred Tax Assets:
   Net operating loss carryforward   $ 2,524,000       $ 2,304,000
   Other                                  88,000            67,000
                                     -----------       -----------
                                       2,612,000         2,371,000
                                     -----------       -----------

Deferred Tax Liabilities                  (1,000)          (24,000)
                                     -----------       -----------

Valuation Allowance:
   Beginning of year                  (2,347,000)       (1,681,000)
   (Increase) decrease                  (264,000)         (666,000)
                                     -----------       -----------
   End of year                        (2,611,000)       (2,347,000)
                                     -----------       -----------

Net Deferred Tax Assets              $        --       $        --
                                     ===========       ===========

The Company's deferred tax benefits result primarily from net operating losses for which there were no currently refundable federal taxes. March 31, 2006, the Company has federal net operating loss carryforwards of approximately $7,769,000 which, if not utilized, will expire in the years 2009 through 2025.

Reclassification
----------------

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

NOTE 3 -  MINERAL PROPERTIES

The following describes the Company's significant mineral properties at March 31, 2006:

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

Andacollo Mine, Chile
---------------------

During the fourth quarter of fiscal 2005, Trend entered into negotiations to purchase 100% of Compania Minera Dayton ("CMD"), a Chilean corporation that owns and operated the Andacollo Mine in Chile. On September 20, 2005, Trend bought 30% of the corporation's shares (and effectively 30% of the aforementioned mine) while a separate group of investors purchased the remaining 70% on the same date.

The Company paid an initial $900,000 in cash for the acquisition. The Company also paid out additional related expenses for which it was to be repaid 70% by the other investors. Before the end of the year, the investor group then initiated an offer to buy Trend's 30% stake in exchange for cash of $1,122,975, a 1% net smelter returns royalty, and a 30% back-in right excercisable through April 1, 2006. At September 30, 2005 the cash portion of the purchase price had not been received by the Company. As a result of this transaction, the Company recognized a gain of $69,804. During the period ended December 31, 2005 the Company received $1,000,000 on October 6, 2005 and the remaining $122,975 on December 9, 2005.

The final operating permits were obtained on December 27, 2005 for the mine, which is expected to be fully operational by the second quarter of 2006, after which time Trend is contractually entitled to receive 1% of gold revenues from the mine in monthly installments.

Diabase Peninsula, Cree Lake Area, Saskatchewan, Canada
-------------------------------------------------------

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

Terms of the option require Trend to maintain the claim group in good standing by performing a minimum of approximately CDN $20,172 worth of field work per year. In addition, there are property payments totaling CDN $15,000, $20,000, and $30,000, respectively, in each of the first three years. Two of these payments have been made and the third is due in September 2006. Trend may exercise its right to purchase the claims for CDN $1 million any time during the first eight years of the option, at which time the property remains subject to a 3% gross royalty on any and all minerals produced.

Subsequent to the acquisition of the Diabase Peninsula Lease, Trend staked one more claim on the southwestern edge of the lease for an additional 1603 hectares (6.2 square miles), such that the aggregate area of uranium claims in the Athabasca Basin totals 4224 hectares (16.2 square miles).


In December 2004, Trend announced that it and Nuinsco Resources Limited ("Nuinsco") signed a Letter of Intent to form a 50-50 joint venture to own, operate and explore the three Cree Lake/Diabase Peninsula claims. The agreement provides that Nuinsco, at its expense, will immediately undertake an exploration program consisting of geophysical surveys and geochemical sampling to be followed by drilling. A definitive joint venture agreement was executed on September 29, 2005, under terms of which Nuinsco must maintain all three claims in good standing and must spend CDN $2 million by December of 2007 in order to earn its 50% share of the joint venture. Additionally, Nuinsco will grant to the Company 250,000 freely trading shares of Nuinsco common stock. At March 31, 2006 the value of the Nuinsco shares was $49,299 and is included in accounts receivable in the financial statements.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

Montana Properties
------------------

In January 2005, Trend announced that it signed a letter of intent to form a 50-50 joint venture with Aurora Metals Limited ("Aurora"). The agreement provides, that Trend will explore for platinum group metals on portions of an Aurora claim known as the "Stillwater Intrusive Complex" in Montana." Trend will be the operator during the exploration stage and will earn 50% in the project by spending $2 million over next 5 years. Additionally, Trend issued 50,000 shares of its common stock on commencement of the agreement. Also, Trend must issue 20,000 shares and fund $20,000 in the first year, and $20,000 in cash or stock each year thereafter until it has spent the agreed upon sum of $2 million, at which time the 50-50 joint venture will be formed. At March 31, 2006, the Company has spent approximately $270,000 on the project.

Wyoming Properties
------------------

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

At March 31, 2006, the Company has begun exploration of this property.

Peter Lake, Saskatchewan, Canada
--------------------------------

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

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

At March 31, 2006, the Company has begun exploration of this property. The Company commenced exploration at Peter Lake in 2005 and at March 31, 2006 continues to hold the property in hopes of finding a joint venture partner.

Nevada Properties
-----------------

At March 31, 2006, the Company retains a 1.5% net smelter returns royalty interest in the Pyramid Mine, which consists of five unpatented lode mining claims within the Walker Indian Reservation near Fallon, Nevada, but has abandoned all other projects in the state of Nevada.

NOTE 4 -  CAPITAL STOCK

Preferred Stock
---------------

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

Common Stock
------------

On March 28, 2001, the Company completed its reincorporation in Delaware. Under its amended certificate of incorporation, Trend authorized the issuance of 100,000,000 shares of common stock with a par value of $0.01 per share. Each holder of common stock is entitled to one vote for each share of common stock held on all matters as to which holders of common stock are entitled to vote. Except for and subject to those preferences, rights, and privileges expressly granted to the holders of classes of stock at the time outstanding having prior rights, and series of preferred stock, the holders of common stock shall have exclusively all other rights of stockholders of the Company, including, but not limited to, the right to receive dividends, and in the event of any distribution of assets upon the dissolution and liquidation of the Company, the right to receive ratably and equally al of the assets of the Company remaining after the payment to the holders of preferred stock of the specific amounts, if any, which they are entitled to receive.

During the year ended September 30, 2005, the Company issued 199,585 shares of common stock valued at $46,587 for accounts payable and services, 634,518 shares of common stock valued at $146,000 for director, officer and employee compensation, 276,000 shares of common stock valued at $88,610 for financing expenses and 295,482 shares of common stock valued at $55,669 for convertible debt. Of these shares 600,000 were issued under the 2000 Equity Incentive Plan (see Note 5).

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

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

On December 6, 2005, the Company sold in private placement, 1,500,000 shares of the Company's common stock for $0.10 per share, or $150,000.

During the quarter ended March 31, 2006, the Company issued 437,940 shares of common stock valued at $50,859 for payment on convertible debt, 150,000 shares of common stock valued at $15,000 for financing fees, 20,000 shares of common stock valued at $3,600 for exploration expense, and cancelled 435,603 shares of common stock valued at $82,779 that had paid convertible debt.


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

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------


------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
                                                        Common      Additional    Total                Number    Value of
                     Issue      Number of   Price per   Stock       Paid-in       Total    Number of     of      Options/
                      Date         Shares    Share      Amount      Capital       Amount   Options    Warrants   Warrants
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Balance, October
  1, 1996                       1,754,242        $ -      $17,542   $663,218    $680,760                             $ -
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------

CS for Cash         3/25/1997     200,000        0.50       2,000     98,000     100,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Payment of
liabilities and
expenses            9/30/1997      45,511         0.5         455     22,301      22,756
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Balance September
  30, 1997                      1,999,753                  19,998    783,518     803,516
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Mineral
property            7/23/1998     150,000        0.50       1,500     73,500      75,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         7/23/1998       7,500         0.2          75      1,425       1,500
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Lease
termination         7/23/1998      12,000         0.5         120      5,880       6,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Debt         7/23/1998      80,000         0.5         800     39,200      40,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
OPT for Financing   9/24/1998                                                               180,000                  2,659
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for
Compensation        9/30/1998       9,000         0.5          90      4,410       4,500
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------

------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Balance September
  30, 1998                      2,258,253                  22,583    907,933     930,516    180,000                  2,659
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------

------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Debt,
investment and
expenses            10/12/1998      9,210        0.30          92      2,671       2,763
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Equipment    10/30/1998    600,000         0.3       6,000    174,000     180,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         11/28/1998      5,000         0.2          50        950       1,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Officers'
compensation        12/31/1998     30,858        0.44         309     13,191      13,500
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Directors'
compensation        1/25/1999      16,500        0.25         165      3,960       4,125
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Officers'
compensation        1/31/1999       8,572        0.35          86      2,914       3,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Officers'
compensation        3/31/1999      24,000        0.25         240      5,760       6,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            3/31/1999       6,000        0.25          60      1,440       1,500
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            4/30/1999      32,000        0.28         320      8,640       8,960
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Officers'
compensation        4/30/1999      12,000        0.28         120      3,240       3,360
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            5/31/1999      73,333        0.25         733     17,600      18,333
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            6/30/1999      34,353        0.25         344      8,244       8,588
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Officers'
compensation        6/30/1999      50,000        0.16         500      7,500       8,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            6/30/1999      95,833        0.16         958     14,375      15,333
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------


------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
                                                        Common      Additional    Total                Number    Value of
                     Issue      Number of   Price per   Stock       Paid-in       Total    Number of     of      Options/
                      Date         Shares    Share      Amount      Capital       Amount   Options    Warrants   Warrants
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            7/6/1999        5,000        0.25          50      1,200       1,250
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
OPT for Financing
activities          7/22/1999                                                                50,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Mineral
property option     7/27/1999     715,996        0.13       7,160     82,471      89,631
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         7/29/1999      33,333        0.15         333      4,667       5,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            7/30/1999     146,603        0.12       1,466     16,126      17,592
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            7/31/1999     133,697        0.12       1,337     14,707      16,044
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Officers'
compensation        7/31/1999      41,667        0.12         417      4,583       5,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         8/4/1999       16,667        0.15         167      2,333       2,500
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Rent         8/9/1999        1,000        0.25          10        240         250
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
OPT for Financing   8/13/1999
activities                                                                                  100,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         8/15/1999      50,000        0.05         500      2,000       2,500
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            8/17/1999       5,000        0.25          50      1,200       1,250
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         8/17/1999     100,000        0.05       1,000      4,000       5,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         8/26/1999     100,000         0.1       1,000      9,000      10,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            8/31/1999     159,750        0.25       1,598     38,341      39,938
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Prepaid
expenses            9/10/1999      50,000        0.33         500     16,000      16,500
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         9/10/1999      50,000         0.1         500      4,500       5,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         9/13/1999     200,000        0.05       2,000      8,000      10,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            9/30/1999      80,053        0.26         801     20,013      20,814
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Officers'
compensation        9/30/1999     133,333        0.26       1,333     33,334      34,667
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            9/30/1999      67,500        0.26         675     16,875      17,550
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Balance
  September 30,
  1999                          5,345,511                  53,455  1,452,009   1,505,464    330,000                  2,659
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            10/4/1999      50,000        0.26         500     12,500      13,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         10/22/1999     25,000         0.2         250      4,750       5,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            10/31/1999    273,675        0.31       2,737     82,103      84,840
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Officers'
compensation        11/30/1999     52,694        0.31         527     15,807      16,334
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            11/30/1999      4,327        0.31          43      1,298       1,341
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS, OPT & WAR for
Cash                12/31/1999  1,000,000       0.012      10,000      2,414      12,414  8,108,000   6,250,000     87,586
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            12/31/1999      1,200        0.35          12        408         420
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            1/4/2000       15,000        0.28         150      4,050       4,200
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Investments  1/15/2000     200,000        0.33       2,000     64,000      66,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Incentive
fees                1/17/2000      65,285        0.33         653     20,891      21,544
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
OPT Expiration      1/22/2000                                                                -50,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
                                                        Common      Additional    Total                Number    Value of
                     Issue      Number of   Price per   Stock       Paid-in       Total    Number of     of      Options/
                      Date         Shares    Share      Amount      Capital       Amount   Options    Warrants   Warrants
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         1/25/2000      14,286        0.35         143      4,857       5,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash from
options             2/22/2000   1,000,000       0.142      10,000    131,900     141,900  -1,000,000                 -1,900
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS & OPT for
Employees'
compensation        2/25/2000      16,667        0.66         167     10,833      11,000     33,333                  3,070
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            2/29/2000      10,000        0.72         100      7,100       7,200
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Mineral
property            3/24/2000      50,000        1.03         500     51,000      51,500
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash from
options             3/27/2000   2,500,000       0.142      25,000    329,750     354,750  -2,500,000                 -4,750
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            3/31/2000      75,000        0.81         750     60,000      60,750
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Officers'
compensation        3/31/2000       3,000        0.81          30      2,400       2,430
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Mineral
property            4/4/2000       50,000        0.75         500     37,000      37,500
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS & OPT for        4/11/2000     150,000         0.7       1,500    103,500     105,000     67,000                 12,750
Directors'
compensation
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Deferred
mineral property
acquisition costs   5/8/2000      129,938       0.125       1,299     14,943      16,242
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            5/15/2000       9,975        0.63         100      6,184       6,284
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         6/26/2000     416,961       0.056       4,170     19,361      23,531
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS & WAR for
Modification of
stockholder
agreement           6/26/2000     200,000         0.6       2,000    118,000     120,000                200,000     30,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
OPT & WAR for
Modification of
stockholder
agreement           6/27/2000                                                             1,729,762   1,729,761     14,641
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash from
options             6/29/2000   1,597,588       0.064      15,976     86,740     102,716  -1,597,588                 -2,716
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Officers'
compensation        6/30/2000       9,000        0.81          90      7,185       7,275
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            6/30/2000       1,000         0.7          10        690         700
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
OPT Agreement
Modification        7/7/2000                                                                -127,500
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash from
options             7/14/2000      10,000         0.3         100      2,900       3,000     -10,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash from
options             7/21/2000   1,800,000       0.122      18,000    201,060     219,060  -1,800,000                -12,060
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash from
options             7/26/2000     650,000       0.122       6,500     72,605      79,105    -650,000                 -4,355
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Officers'
compensation        7/31/2000       3,000        1.24          30      3,690       3,720
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash from
options             8/1/2000       50,000        0.15         500      7,000       7,500     -50,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash from
options             8/1/2000       50,000         0.3         500     14,500      15,000     -50,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash from
options             8/14/2000      90,000       0.122         900     10,053      10,953     -90,000                   -603
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash from
options             8/24/2000   1,000,000       0.122      10,000    111,700     121,700  -1,000,000                 -6,700
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
                     Issue                              Common      Additional    Total                Number    Value of
                     Issue      Number of   Price per   Stock       Paid-in       Total    Number of     of      Options/
                      Date         Shares    Share      Amount      Capital       Amount   Options    Warrants   Warrants
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Directors'
compensation        8/25/2000       1,500           1          15      1,485       1,500
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash from
options             8/31/2000      15,000         0.3         150      4,350       4,500     -15,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Officers'
compensation        8/31/2000       1,000        1.13          10      1,120       1,130
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash from
options             9/22/2000   1,200,174       0.122      12,002    134,720     146,722  -1,200,174                 -8,702
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            9/22/2000      90,000        1.45         900     72,000      72,900
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Officers'
compensation        9/30/2000       6,000        1.35          60      8,040       8,100
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Cash for Warrants   9/30/2000                                                                                       10,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS/ WAR Adjustment  9/30/2000          -5
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------

Balance September
  30, 2000                     18,232,776                 182,328   3,296,897   3,479,225     127,833  8,179,761     118,920
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash from
options             10/10/2000     33,333        0.39         333     12,737      13,070     -33,333                 -3,070
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            10/15/2000     10,000        1.15         100     11,400      11,500
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Officers'
compensation        10/31/2000      3,000         1.3          30      3,870       3,900
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
WAR for
Consulting
services            11/1/2000                                                                           250,000    123,775
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Employees'
compensation        12/6/2000       2,200         0.9          22      1,958       1,980
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         12/20/2000    100,000           1       1,000     99,000     100,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
WAR for
Consulting
services            12/31/2000                                                                          180,000     46,746
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            1/2/2001       10,000        1.35         100     13,400      13,500
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         1/11/2001      47,000           1         470     46,530      47,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            1/11/2001       3,407           1          34      3,373       3,407
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            1/23/2001         604         1.1           6        658         664
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         1/24/2001      25,000           1         250     24,750      25,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
WAR for Loan
agreements          2/1/2001                                                                            285,000     76,551
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         2/6/2001       20,000           1         200     19,800      20,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
services            2/6/2001          483           1           5        478         483
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Directors'
compensation        2/23/2001      75,000        0.85         750     63,000      63,750
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
OPT for Director,
officer and
employee
compensation        2/23/2001                                                             1,200,000                354,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
WAR for Loan
agreements          3/12/2001                                                                            50,000     13,430
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
WAR Extension of
exercise period     3/12/2001                                                                                      608,058
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for
Modification of
contract            3/22/2001       3,000        0.78          30      2,310       2,340
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
                                                        Common      Additional    Total                Number    Value of
                     Issue      Number of   Price per   Stock       Paid-in       Total    Number of     of      Options/
                      Date         Shares    Share      Amount      Capital       Amount   Options    Warrants   Warrants
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Interest
payments            4/3/2001        5,000        0.83          50      4,100       4,150
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Consulting
Services            4/13/2001         967        0.98          10        938         948
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Mineral
Property Expense    5/11/2001       1,000        0.85          10        840         850
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
WAR for Loan
agreement           7/1/2001                                                                            185,000      45,079
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Services     7/31/2001      40,000        0.73         400     28,800      29,200
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Interest     8/8/2001        5,000        0.77          50      3,800       3,850
payments
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
WAR Attached to
note                8/16/2001                                                                            90,000       6,487
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Services     8/28/2001       3,700         0.3          37      1,063       1,100
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Loans        8/31/2001      92,000           1         920     91,080      92,000
Payable
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Loans
Payable             9/28/2001      42,500           1         425     42,075      42,500
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Options Expired                                                                             -319,700
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------

Balance September              18,755,970                 187,559  3,772,857   3,960,416     974,800  9,219,761
  30, 2001                                                                                                       1,389,976
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------

------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Note
Payable             10/8/2001      25,000           1         250     24,750      25,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Payable      10/24/2001     12,536        0.55         126      6,769       6,895
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
WAR for Loan
agreements          11/1/2001                                                                           129,445       9,876
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
WAR Cancelled       11/15/2001                                         2,750       2,750               -275,000      -2,750
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Financing
expense             1/25/2002      64,429        0.45         644     28,349      28,993
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Interest Expense
forgiven by
shareholders        1/30/2002                                         42,950      42,950
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
WAR Issued          1/30/2002                                                                           180,000      21,660
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Financing
expense             2/8/2002       18,000         0.4         180      7,020       7,200
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Services     2/8/2002       60,000         0.4         600     23,400      24,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Services     2/22/2002      20,000         0.4         200      7,800       8,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
OPT for Director,
officer and
employee
compensation        3/12/2002                                                                307,800                 29,528
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Options Expired     3/12/2002                                         59,063      59,063    -196,863                -59,063
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Mineral
properties          3/20/2002   1,100,000         0.7      11,000    759,000     770,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Services     5/12/2002      32,500         0.7         325     22,425      22,750
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
WAR for Loan
agreements          6/30/2002                                                                           113,413      23,816
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
WAR Expired         6/30/2002                                         30,001      30,001               -200,000     -30,001
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Options Expired     7/19/2002                                                                -12,500
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         9/30/2002   2,500,000         0.1      25,000    225,000     250,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------

------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------

Balance September
  30, 2002                     22,588,435                 225,884  5,012,134   5,238,018   1,073,237  9,167,619   1,383,042
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------

------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
                                                        Common      Additional    Total                Number    Value of
                     Issue      Number of   Price per   Stock       Paid-in       Total    Number of     of      Options/
                      Date         Shares    Share      Amount      Capital       Amount   Options    Warrants   Warrants
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Misc. Common
Stock               ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Adjustment          10/1/2002      29,555        0.01         296                    296
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         10/31/2002  4,550,000         0.1      45,500    409,500     455,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Services     10/31/2002    683,000        0.12       6,830     78,490      85,320
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         11/12/2002    600,000         0.1       6,000     54,000      60,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         12/4/2002     100,000         0.1       1,000      9,000      10,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         1/14/2003     250,000         0.1       2,500     22,500      25,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Investments  1/14/2003     450,000        0.21       4,500     88,668      93,168
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Note
payable             1/14/2003     369,160         0.1       3,692     33,224      36,916
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Services     1/14/2003     280,687        0.14       2,807     35,792      38,599
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Services     4/1/2003      142,592        0.21       1,426     28,574      30,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Services     4/11/2003     150,000        0.17       1,500     24,000      25,500
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Services     9/15/2003     400,000        0.14       4,000     53,841      57,841
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Director,
officer and
employee
compensation        9/15/2003   1,350,656         0.1      13,507    122,149     135,656
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Services     9/30/2003     425,000        0.15       4,250     60,091      64,341
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Financing
costs               9/30/2003     860,000        0.26       8,600    215,000     223,600
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------

Balance September
  30, 2003                     33,229,085                 332,291  6,246,963   6,579,253   1,073,237  9,167,619   1,383,042
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash          5/6/2004     250,000         0.2       2,500     47,500      50,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash          5/6/2004     250,000         0.2       2,500     47,500      50,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash          5/7/2004     550,000         0.2       5,500    104,500     110,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash          5/7/2004     250,000         0.2       2,500     47,500      50,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         5/10/2004      50,000         0.2         500      9,500      10,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         5/11/2004     157,500         0.2       1,575     29,925      31,500
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         5/11/2004      17,500         0.2         175      3,325       3,500
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Investment   5/13/2004     125,000         0.2       1,250     23,750      25,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         5/18/2004      50,000         0.2         500      9,500      10,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         5/18/2004      45,000         0.2         450      8,550       9,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash         5/18/2004       5,000         0.2          50        950       1,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for services     5/26/2004     140,000        0.35       1,400     47,600      49,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Director,
officer and
employee
compensation         6/3/2004     180,000         0.2       1,800     34,200      36,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Services      6/9/2004      22,500        0.33         225      7,200       7,425
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Accounts
Payable             8/20/2004      13,630         0.2         136      2,626       2,762
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Accounts
Payable             8/20/2004     160,000         0.2       1,600     30,400      32,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Services     8/20/2004     150,000         0.2       1,500     28,500      30,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Accounts
Payable             8/20/2004      26,500        0.25         265       6361        6626
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Accounts
Payable             8/20/2004      60,000        0.25         600     14,307      14,907
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Accounts
Payable             8/20/2004      20,000        0.25         200      4,800       5,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Accounts
Payable             8/20/2004     166,000        0.25        1660     39,890      41,550
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Cash          9/9/2004      50,000         0.2         500      9,500      10,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Options issued to
officer and
director                                                                                   1,000,000                 95,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
                                                        Common      Additional    Total                Number    Value of
                     Issue      Number of   Price per   Stock       Paid-in       Total    Number of     of      Options/
                      Date         Shares    Share      Amount      Capital       Amount   Options    Warrants   Warrants
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Expired options
and warrants                                                         503,774     503,774    -873,237   -299,445    -503,774
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Gain on sale of
internal
securities                                                           210,194     210,194
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Balance September
  30, 2004                     35,967,715                $359,677  $7,518,815 $7,878,492   1,200,000  8,868,174    $974,268
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Accounts
Payable             11/11/2004     10,000        0.38         100      3,700       3,800
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Warrants for
convertible debt    12/8/2004                                                                           750,000      93,825
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Options for
officer and
director
compensation         12/31/04                                                                100,000                 19,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for services      1/3/2005      50,000        0.23         500     11,000      11,500
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Expired warrants       1/9/05                                          6,300       6,300                -90,000      -6,300
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Warrants for
convertible debt    1/27/2005                                                                         5,200,000     515,274
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Cancelled
warrants for
convertible debt    1/27/2005                                                                          -750,000     -93,825
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for services     2/23/2005      37,500        0.22         375      7,935       8,310
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for services     2/25/2005       2,500        0.20          25        450         500
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Warrants for
convertible debt    3/22/2005                                                                           450,000      54,137
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for financing
costs                4/1/2005     210,000        0.32       2,100     70,350      72,450
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Expired warrants       6/9/05                                          3,837       3,837                -40,000      -3,837
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Options for
officer and
director
compensation          6/30/05                                                                200,000                 38,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Director,
officer and
employee
compensation         7/1/2005     600,000        0.23       6,000    132,000     138,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Options granted
 for officer and
director
compensation          7/11/05                                                                650,000                 86,840
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Warrants for
convertible debt    7/28/2005                                                                         1,400,002      85,265
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Director,
officer and
employee
compensation        7/30/2005      17,817        0.22         178      3,822       4,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Accounts
Payable             8/15/2005      23,108        0.24         231      5,419       5,650
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Financing
Expenses            8/15/2005      66,000        0.24         660     15,500      16,160
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Director,
officer and
employee
compensation        8/30/2005      16,701        0.24         167      3,833       4,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for
convertible debt     9/1/2005     295,482        0.20       2,955     55,669      58,624
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for services      9/2/2005      76,477        0.22         765     16,062      16,827
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Balance September
  30, 2005                     37,373,300                $373,733  $8,025,700 $8,399,433   2,150,000  14,738,176 $1,762,647
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS for Director,
  and Officer
  compensation      12/31/05      600,000  .15              6,000     84,000      90,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS issued for cash  12/06/05    1,500,000  .10             15,000    135,000     150,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS issued for
  convertible debt  12/31/05      562,505  .15              5,625     80,305      85,930
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
                                                        Common      Additional    Total                Number    Value of
                     Issue      Number of   Price per   Stock       Paid-in       Total    Number of     of      Options/
                      Date         Shares    Share      Amount      Capital       Amount   Options    Warrants   Warrants
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS issued for
  services          11/21/05        7,912  .23                 79       1721        1800
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Balance at
  12/31/05                     40,043,717                $400,437  $8,326,726 $8,727,163   2,150,000  14,738,176 $1,762,647
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS issued for
  convertible debt  01/01/06       65,556  .10                656      6,771       7,427
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS issued for
   expense          01/03/06       20,000  .18                200      3,400       3,600
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------

CS issued for
  convertible debt  01/04/06       48,012  .11                480      5,262        5742
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS issued for
  convertible debt  01/31/06       35,118  .1624              351      5,352       5,703
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS issued for
  convertible debt  02/01/06       61,678  .1520              617      5,551       6,168
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS issued for
  convertible debt  02/03/06       39,009  .1452              390       5274       5,664
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Expired warrants    02/21/06                                                                          -3,241,669
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS issued for
  convertible debt  03/01/06       93,099  .10                930      8,379       9,309
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS issued for
  convertible debt  03/03/06       49,871  .1133              498      4,722       5,220
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS cancelled for
  convertible debt  03/29/06     -435,603                   -4356     -78423     -82,779
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS issued for
  convertible debt  03/31/06       45,657  .1232              456      5,169       5,625
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
CS issued for
  financing fees    03/31/06      150,000  .10              1,500     13,500      15,000
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------
Balance at 3/31/06             40,216,054                $402,161  $8,311,684 $8,713,842   2,150,000  11,496,507  1,762,647
------------------- ---------- ----------- ----------- ----------- ---------- ----------- ----------- ---------- -----------

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


On February 23, 2001, the Company's shareholders approved the adoption of the 2000 Equity Incentive Plan and the reservation of 5,000,000 shares of common stock for distribution under the plan. These shares and options to acquire those shares may be granted to the Company's employees, directors and consultants. The plan will terminate on January 4, 2011. The exercise price of options granted under this plan may not be less than the fair market price on the date of grant and in some cases not less than 110% of the fair market price. The terms, vesting schedule, transfer restrictions and expiration dates are to be determined by the Company's board of directors. See Note 6 for shares issued under the plan.


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

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------


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


As of March 31, 2006 and 2005, Tigris and Electrum own approximately 15% of the Company's outstanding common stock and, assuming that Electrum exercises its warrants and that the Company has issued no other shares, would own approximately 31% of the Company's resultant (fully diluted) outstanding common stock.


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

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

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

Other Issuances

During the year ended September 30, 2004 the Company granted 1,000,000 options with a strike price of $0.37 to an officer and director. The Company also granted 200,000 options to a consultant with a strike price of $0.80 per share. These options vest as follows: 700,000 shares vested immediately, 100,000 shares vested on December 31, 2004, 200,000 vested on June 30, 2005, and 200,000 will vest on June 30, 2006.

During the year ended September 30, 2005, the Company granted 1,000,000 options to two officers with a strike price of $0.37 per share. These options vest as follows: 650,000 vested immediately, 200,000 will vest on July 11, 2006, and 150,000 will vest on July 11, 2007.

For the six month period ended March 31, 2006, there were no common stock issuances due to the exercise of warrants. In accordance with SFAS 123, the Company utilizes the Black Scholes fair value model to value all option and warrant grants.

No options or warrants were granted during the six months ended March 31, 2006.

Following is a summary of stock options for the six months ended March 31, 2006:


                                                                                                        Weighted
                                                                                        Number          Average
                                                                                        of Shares       Exercise Price


Outstanding at October 1, 2005                                                            2,200,000    $  0.37
Granted                                                                                           -          -
Exercised                                                                                         -          -
Expired                                                                                           -          -
                                                                                          ---------    -------
Outstanding at March 31, 2006                                                             2,200,000    $  0.37
                                                                                          =========    =======
Options exercisable at March 31, 2006                                                     1,650,000    $  0.39
                                                                                          =========    =======
     Weighted average fair value of options granted at March 31, 2006                                        -
                                                                                          =========    =======
     Total compensation costs related to non-vested stock options as of March 31, 2006                 $84,760
                                                                                          =========    =======
     Weighted average period of nonvested stock options as of March 31, 2006                           6 months

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

Following is a summary of warrants outstanding at March 31, 2006:

          Number of Warrants                        Strike Price           Expiration Date

                7,954,761                                $  0.40               9/30/2006

                  150,000                                $  1.00               1/30/2007

                  520,000                                $  1.00               9/30/2007

                  113,413                                $  1.00               5/31/2007

                1,733,333                                $  0.50               1/27/2010

                  825,002                                $  0.50               1/27/2010

                  200,000                                $  0.50               3/22/2010
----------------------------------------
              11,496,509
========================================


NOTE 6 -  RELATED PARTY TRANSACTIONS

Calumet Mining Company
----------------------

The Company sold its Pyramid Mine claims on November 12, 2001 to Calumet Mining Company (aka Western Goldfields, Inc.), a related party, for 50,000 (25,000 post-split) shares of common stock of Calumet Mining Company, which were valued at $500. The Company retained a 1.5% net smelter return production royalty interest in the Pyramid Mine. See Notes 3 and 8. At the time of the transaction, the two companies shared common board members and officers.

Notes Payable - Shareholders
----------------------------

The following is a listing of loan amounts (all of which are unsecured) due to related parties (all of whom are shareholders of Trend Mining Company) and the dates that these loans were made to the Company:

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

                                                                                        March 31,
                                                                       ---------------------------------------------
                                                                               2006                     2005
Name                                         Date                             Amount                   Amount
                                                                       ---------------------     -------------------

Electrum LLC                                   11/6/2000               $             35,000       $          35,000
                                               12/4/2000                            100,000                 100,000
                                              12/18/2000                             50,000                  50,000
                                               1/26/2001                             50,000                  50,000
                                               3/15/2001                             50,000                  50,000
                                               4/10/2001                             50,000                  50,000
                                                5/4/2001                             50,000                  50,000
                                                6/4/2001                             50,000                  50,000
                                                7/3/2001                             85,000                  85,000
                                               1/31/2002                            150,000                 150,000
                                                                       ---------------------     -------------------
                                                                                    670,000                 670,000
                                                                       ---------------------     -------------------

LCM Holdings, LLC                             10/26/2001                             50,000                  50,000
                                               11/1/2001                             10,000                  10,000
                                              11/15/2001                             30,000                  30,000
                                              11/28/2001                             29,445                  29,445
                                                5/7/2002                             60,000                  60,000
                                               5/22/2002                             35,000                  35,000
                                               6/14/2002                             18,412                  18,412
                                                                       ---------------------     -------------------
                                                                                    232,857                 232,857
                                                                       ---------------------     -------------------

Berger                                         8/28/2001                             90,000                  90,000
                                               10/2/2001                             10,000                  10,000
                                                                       ---------------------     -------------------
                                                                                    100,000                 100,000
                                                                       ---------------------     -------------------

Buchanan                                        1/8/2002                             30,000                  30,000
                                                                       ---------------------     -------------------

Loucks                                          7/1/2005                            100,000                       -
                                               7/14/2005                             50,000                       -
                                               7/15/2005                            300,000                       -
                                               8/15/2005                            150,000
                                                01/02/06                           -300,000                       -
                                                                       ---------------------     -------------------
                                                                                    300,000                       -
                                                                       ---------------------     -------------------

Wu                                              08/15/05                             31,000
                                                10/26/05                            -31,000                       -
                                                                       ---------------------     -------------------
                                                                                          0                       0
                                                                       ---------------------     -------------------

NW Exploration                                  08/15/05                             29,000
                                                10/26/05                            -29,000                       -
                                                                       ---------------------     -------------------
                                                                                          0                       0
                                                                       ---------------------     -------------------
Total notes payable -
shareholders                                                            $          1,332,857               1,032,857
                                                                       =====================     ==================

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

The loans from Electrum, LCM Holdings, Berger and Buchanan bear interest at 10% per annum and are due upon the Company's completion of a private equity placement and concurrently and proportionally with any amounts repaid to Electrum or any others having provided loan facilities of this type to the Company.

The loans from Mr.  Loucks,  Mr. Wu, and NW  Exploration (a Company owned by Mr.
Wu) bear interest at 8% per annum and are due on demand. During the fourth quarter of 2005, the Company issued to Mr. Loucks and Mr. Wu 60,000 and 6,000 shares of common stock, respectively, as a financing fee for the loans. Subsequent to September 30, 2005, the amounts owing to Mr. Wu and NW Exploration were repaid in full. During the quarter ended March 31, 2006, $300,000 was paid to Mr. Loucks as partial payment on the outstanding loan.

Investments
-----------

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

Employment Agreements
---------------------

In July 2000, the Company entered into an employment agreement with Mr. John Ryan, the then chief financial officer, secretary and treasurer of the Company, under which Mr. Ryan was to receive 3,000 shares per month of Trend common stock as compensation for his services. When Mr. Ryan resigned in December 2000, this agreement was terminated. In July 2001, Mr. Ryan was again designated as the Company's chief financial officer, secretary and treasurer. A revised employment agreement was reached in September 2002 where Mr. Ryan receives $3,000 per month, which amount was augmented to $4,000 per month in July of 2005. Mr. Ryan took stock in lieu of cash for July and August 2005, and then the Company reverted to paying Mr. Ryan in cash on September 1, 2005. If the Company is unable to pay the salary in cash, then Mr. Ryan has the option to receive $4,000 worth of the Company's common stock at the prevailing rate of which shares are or were most recently sold by the Company. As of March 31, 2006 and 2005, respectively, $16,000 and $0 were owed to Mr. Ryan under this agreement.


In January 2003, the Company issued 35,000 shares of common stock to Mr. Michael Sharratt, a director of the Company, for services rendered under an agreement with the Company.

The president and chief executive officer, Thomas Loucks has been employed by the Company for the past year. Although there was no formal agreement, the Company has paid Mr. Loucks $6,500 per month, through September 2005 when his salary increased to $10,000 per month.

On November 1, 2005, the Company entered into an employment agreement with Mr. Thomas Loucks, the president and chief executive officer, for a term of one year, which can be extended each year for a period of one year. Mr. Loucks was paid at an annual rate of $120,000 per year, or $10,000 per month, through December 31, 2005, when the Board increased his salary to $130,000 per year effective January 1, 2006.

Other Related Party Transactions
--------------------------------

In March 2005, Mr. Ryan personally paid on behalf of the Company consulting fees owed to an outside consultant. The Company has recorded that amount in "accounts payable, related parties" in the financial statements.

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


The following is a summary of property, equipment, and accumulated depreciation.

                                                                    March 31,                     March 31,
                                                                      2006                           2005
                                                                ------------------            -------------------
         Furniture, Equipment, and Vehicles                         $ 39,549                     $  39,902
         Less: Accumulated Depreciation                              (27,124)                      (32,751)
                                                                ------------------            -------------------
                                                                   $  12,425                     $   7,151
                                                                ==================            ===================

 NOTE 8 - CONVERTIBLE DEBT

2004 Convertible Bridge Loans
-----------------------------

On December 8, 2004, the Company sold, in anticipation of a larger subsequent offering, three year notes in the amount of $250,000 which are convertible into common shares of the Company at the rate of one share for each $0.30 of principal and interest. In addition, the note holders received warrants which allow them to purchase an additional 750,000 common shares of the company at varying prices between $0.25 and $0.50 per share. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike prices of $0.25 and $0.50; risk free interest rate of 5%; expected lives of one to five years; and expected volatility of 78% with no dividends expected to be issued. The value of the warrants totaled $93,825 at the issuance date and were recorded on the balance sheet as a debt discount. Additionally, the conversion feature of the notes resulted in a beneficial conversion amount of $77,158.

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

2005 - Convertible Debt
-----------------------

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

In addition to the warrants issued to the investors, the Company also issued to Ghillie Finanz, Class A and Class B warrants and paid them approximately $169,000 in cash as a finders fee in relation to the convertible debentures. The Class A warrants allow for the purchase of up to 650,000 shares of the Company's common stock at an exercise price of $0.50 per share and Class B warrants allow for the purchase of up to 650,000 shares of common stock at an exercise price of $0.25 per share. The Class A warrants have a maturity of five years and the Class B warrants expire 120 days after the Company files a registration statement registering the shares issuable upon conversion of the notes and exercise of the warrants. The value of the warrants and financing fees paid are being amortized over the life of the convertible debt and the amortized amounts are included in financing expenses in the financial statements.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------


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

In July 2005, the Company completed a private placement of secured, convertible promissory notes in the amount of $350,000. As part of this offering, the Company issued promissory notes due on January 28, 2008, bearing interest at a rate per annum equal to the "prime rate," plus 3% percent but not less than 10%, with principal and interest payable monthly starting July 1, 2005. The promissory notes are convertible into shares of the Company's common stock at a rate of one share for each $0.30 of principal and interest outstanding. Additionally, the Company issued two series of warrants (Class A and Class B) with the promissory notes. The Class A warrants allow for the purchase of up to 466,667 shares of the Company's common stock at an exercise price of $0.50 per share and Class B warrants allow for the purchase of up to 583,333 shares of common stock at an exercise price of $0.25 per share. The Class A warrants have a maturity of five years and the Class B warrants expire 120 days after the Company files a registration statement registering the shares issuable upon conversion of the notes and exercise of the warrants.

In addition to the warrants issued to the investors, the Company also issued to Ghillie Finanz, Class A and Class B warrants and paid them approximately $45,000 in cash as a finders fee in relation to the convertible debentures. The Class A warrants allow for the purchase of up to 175,001 shares of the Company's common stock at an exercise price of $0.50 per share and Class B warrants allow for the purchase of up to 175,001 shares of common stock at an exercise price of $0.25 per share. The Class A warrants have a maturity of five years and the Class B warrants expire 120 days after the Company files a registration statement registering the shares issuable upon conversion of the notes and exercise of the warrants. The value of the warrants and financing fees paid are being amortized over the life of the convertible debt and the amortized amounts are included in financing expenses in the financial statements.

NOTE 9 -  COMMITMENTS AND CONTINGENCIES

As of March 31, 2006, the Company has paid $234,375 in principal, and $155,498 in interest on these notes in cash and common stock. At March 31, 2006 the Company is showing the principal value of the debt, less the unamortized debt discounts of approximately $765,498 as the carrying value of the debt. The Company has accrued approximately $27,708 of accrued interest related to these notes as of March 31, 2006.

Lease Agreement
---------------

In July 2005 the company entered into a lease agreement for one year for office facilities in Littleton, Colorado. The office lease requires monthly payments of $2,100 and expires June 30, 2006. During the year ended September 30, 2005, the Company paid $6,300, with an additional $18,900 payable under terms of the lease.

 In August 2004, the Company relocated to Colorado, and entered into a lease agreement for office facilities in Littleton. The office lease required monthly payments of $1,153 and expires July 31, 2005. During the quarter ended March 31, 2006 and 2005, the Company paid approximately $2,300 and $11,530, respectively, under the terms of the lease.

                              TREND MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

Consulting Agreements
---------------------

See Note 6 for related party consulting agreements.

Mineral Properties
------------------

In order to retain its Peter Lake Claims in Saskatchewan, Canada, the Company had to fulfill exploration commitments totaling by December of 2004. At September 30, 2005 the Company had fulfilled the commitments and retained its claim. Additionally, the claims are revalidated for the prior year and extended for the coming year.


Legal Proceedings
-----------------

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

On August 24, 2005, a complaint was filed against the Company in the United States District Court for the Eastern District of New York, seeking $52,500 in legal fees, under Section 16(b) of the Securities Exchange Act of 1934, which were allegedly incurred in connection with the Company's recovery of alleged short-swing trading profits from an insider of the Company. The case was dismissed with prejudice on or about November 29, 2005, pursuant to a compromise and settlement under which the Company paid plaintiff the sum of $26,250. The Company has included the settlement in "accounts payable" on the balance sheet and recorded the expense as "settlement expense" on the statements of operations at September 30, 2005. The outstanding balance was paid on November 15, 2005

NOTE 10 -  CONCENTRATION

The Company has significantly relied on Mr. Thomas Kaplan and various associated entities of Mr. Kaplan, as well as Mr. Howard Schraub and various associated entities, for operating capital.

NOTE 11 -  FORGIVENESS OF DEBT
Included in the September 30, 2005 and 2004 financial statements is $73,000 of accrued wages owing to Mr. David Mooney, the former chief geologist for the Company. In October 2005, the Company and Mr. Mooney agreed to a settlement of $25,000, with the remaining amount of $48,000 to be forgiven.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

         We make forward-looking statements in this report, in other materials we file with the SEC or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in this Item 2, "Management's Discussion and Analysis or Plan of Operation," regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would" and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended and in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and precious metals market specifically, legislative or regulatory changes that affect us, including changes in healthcare regulation, the availability of working capital, competition within the mining industry, and other risk factors. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. (There also are other such factors that we do not describe, generally, because currently we do not perceive them to be material that could cause actual results to differ materially from our expectations.) Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements; and the variances may be material. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

General

Trend is an exploration stage company. Trend's primary expenditures at this stage consist of payment of various governmental fees to maintain the priority of Trend's unpatented mining claims, payment of Trend's debt service, payment of accounting and legal fees, and general office expenses.


RESULTS OF OPERATIONS

Exploration Expense

Our exploration expense for the three months ended March 31, 2006 and 2005 were $30,640 and $80,880, respectively. Our exploration expense for the six months ended March 31, 2006 and 2005, were 37,692 and 99,893, respectively.

General and Administrative Expense

Our general and administrative expense for the three months ended March 31, 2006 and 2005 were $70,842 and $137,191, respectively. Our general and administrative expense for the six months ended March 31, 2006 and 2005, were 130,301 and 178,101, respectively.

Officers and Directors Compensation Expense

Our officers and directors compensation expense for the three months ended March 31, 2006 and 2005 were $44,500 and $28,500, respectively. Our officers and directors compensation expense for the six months ended March 31, 2006 and 2005, were 185,438 and 58,492, respectively.

Legal and Professional Fees

Our legal and professional fees for the three months ended March 31, 2006 and 2005 were $153,235 and $70,211, respectively. Our legal and professional fees for the six months ended March 31, 2006 and 2005, were 320,725 and 81,722, respectively.

Net Loss

Our net loss for the three-month period ended March 31, 2006 totaled $499,284 as compared to a loss of $589,776 for the quarter ended March 31, 2005. Our net loss for the six months ended March 31, 2006 and 2005, were 998,188 and 720,738, respectively. The accumulated deficit since inception of the current exploration stage is $12,895,287, and Trend's total loss since inception of the company is $13,453,791.

Operating cash at the end of the quarter totaled $107,066.


LIQUIDITY AND CAPITAL RESOURCES

Trend's primary, near term business objective is to raise sufficient capital to retain the Company's current mineral properties, to explore them and acquire additional projects, and to pay Trend's general and administrative expenses. As reflected in our accompanying financial statements, we have limited cash, negative working capital, no revenues and an accumulated deficit of $12,895,287. These factors indicate that we may be unable to continue in existence in the absence of receiving additional funding. Our operating expenses average approximately $70,000 per month, consisting of Trend's accounting and legal fees and general and administrative expenses. The Company may also enter into payment arrangement plans with creditors which could add between $50,000 and $60,000 per month to our monthly expenses. In that case, the Company's monthly budget will be between $120,000 and $130,000 per month. Moreover, management's plans for the next twelve months include approximately $600,000 of cash expenditures for exploration activity on the Stillwater, Lake Owen and Cree Lake properties.

Trend estimates that approximately $1,400,000 may be required to fund its operations for the next 12 months assuming minimal exploration activities and excluding the cost of acquisitions, if any. Trend currently does not hold sufficient capital to continue current operations through fiscal 2006, however, we are currently in negotiations for a financing that will provide funds to continue operations through fiscal 2006. Trend believes that it now has quality projects to become more active in its exploration and is seeking additional capital to extend its operations through 2007.

To fund its operations, over the next twelve months the Company must raise additional funds from the public or private debt or equity markets to continue its business activities. We currently anticipate funds from a private placement expected to close in May 2006. Moreover, several companies have expressed an interest in leasing the Lake Owen project from Trend, which would reduce Trend's working capital obligations while simultaneously advancing one of Trend's projects.

Under the Company's Delaware certificate of incorporation, Trend has 100,000,000 authorized shares of common stock and is authorized to issue 20,000,000 shares of preferred stock. Trend currently has no preferred shares issued and outstanding. We believe that we will generate sufficient cash from the Andacollo royalty and a public or private debt or equity financing in order for us to continue to operate based on current expense projections and exploration plans. Nevertheless, we are unable to provide assurances that we will be successful in obtaining sufficient sources of capital. There can be no assurance that Electrum, LCM Holdings, or others will continue to advance funds to Trend or that Trend's efforts to obtain additional financing will be successful. Further, there can be no assurance that additional financing will be available on terms acceptable to the Company. If we fail to raise the necessary funds to continue operations, we might be required to significantly reduce or completely cease our operations.


The Company's business plan, contingent upon raising at least $1 million to cover calendar 2006, includes (1) the hiring of Denver-based accounting staff with greater proficiency in the mining industry; and (2) hiring a controller to oversee the Company's financial system and closely supervise the preparation of monthly, quarterly and annual financial information.

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

During the fiscal quarter ended March 31, 2006, there have been no changes to the Company's internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting. However, since the Company's internal controls over financial reporting did not comply with the procedures set forth in Rules 13a-15(e) or 15d-15(e) under the Exchange Act it is currently in the process of improving its internal controls and procedures.

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

In light of the restatement, the Company began taking actions to improve, and plans to continuously evaluate its internal controls and certain disclosure controls and procedures. As part of this commitment, Trend's Chief Financial Officer and Chief Executive Officer are initiating steps which include: (i) hiring new accounting staff with greater proficiency in the mining industry; and
(ii) hiring a controller to oversee the Company's financial system and closely supervise the preparation of monthly, quarterly and annual financial information.

The Company's Chief Executive Officer and Chief Financial Officer believe that these steps, set forth in the preceding paragraph, will be sufficient to strengthen its disclosure procedures and that no other changes to the Company's disclosure controls and procedures are needed in response to the discovery of the misclassification described above.

                           PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock
------------

         We had 40,216,054 shares of common stock issued and outstanding as of March 31, 2006. The issuances discussed under this section are exempted from registration under Rule 506 of the Securities Act of 1933, as amended (the "Securities Act"), or Section 4(2) of the Securities Act, as indicated. All purchasers of the issued securities represented to us that they acquired the shares for investment purposes only and all stock certificates contain appropriate restrictive legends. No underwriters or brokers or dealers were involved in connection with the sales of securities referred to in this section.

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

         In January 2006, we issued 20,000 shares of common stock to Aurora Metals (BVI) Limited as payment pursuant to the joint venture agreement with Aurora. The Company relied on the exemption from registration found in Section 4(2) in connection with this issuance.

         On January 4, 2006, we issued 48,012 shares of common stock, to an accredited investors as payment of interest and principal on promissory notes outstanding. The Company relied on the exemption from registration found in
Section 4(2) in connection with this issuance.

         In February 2006, Trend issued 292,795 shares of common stock, to an accredited investor, as payment of interest and principal on promissory notes outstanding. The Company relied on the exemption from registration found in
Section 4(2) in connection with this issuance.

         On February 2, 2006, we issued 35,118 shares of common stock, to an accredited investors as payment of interest and principal on promissory notes outstanding. The Company relied on the exemption from registration found in
Section 4(2) in connection with this issuance.

         In March 2006, we issued 141,207 shares of common stock, to an accredited investors as payment of interest and principal on promissory notes outstanding. The Company relied on the exemption from registration found in
Section 4(2) in connection with this issuance.

         On March 3, 2006, we issued 39,009 shares of common stock, to an accredited investors as payment of interest and principal on promissory notes outstanding. The Company relied on the exemption from registration found in
Section 4(2) in connection with this issuance.

         Each investor involved in the above transactions represented to us that they were an accredited investor.

         As discussed above, during the three months ended March 31, 2006, 20,000 shares were issued as payment under a joint venture agreement and 556,141 shares were issued as payment on promissory notes outstanding. 576,141 shares were issued in the fiscal quarter ending March 31, 2006.

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

None issued during the reporting period

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit   Description

31.1      Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002

31.2      Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002

32.1      Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002

32.2      Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TREND MINING COMPANY

Date:  May 15, 2006

                                   By:    /s/ Thomas A. Loucks
                                          --------------------------------------
                                          Thomas A. Loucks
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


                                   By:    /s/ John P. Ryan
                                          --------------------------------------
                                          John P. Ryan
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial Officer)