Form 10QSB
period 2006-06-30
TREND MINING CO
filed 2006-08-21
CIK 1115954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

TREND MINING COMPANY
(Exact name of small business issuer as specified in its charter)

Delaware	81-0304651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5439 South Prince Street Littleton Colorado 80120
(Address of principal executive offices)

Issuer’s telephone number: (303) 798-7363

Not Applicable.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ྑ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ྑ No ☒

The number of shares of common stock, par value $0.01 per share, outstanding as of August 11, 2006: 48,386,978 shares

Transitional Small Business Disclosure Format (Check one):
Yes ྑ No ☒

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TREND MINING COMPANY
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,
	2006	September 30,
	(unaudited)	2005
ASSETS

CURRENT ASSETS
Cash	$633,491	$64,391
Accounts receivable	28,785	42,500
Receivable from sale of mining interest	-	1,122,975
Prepaid expenses	5,000	13,494
TOTAL CURRENT ASSETS	667,276	1,243,360

MINERAL PROPERTIES	-	-

PROPERTY AND EQUIPMENT, net of depreciation	11,748	13,027

OTHER ASSETS
Available for sale securities	60,034	-
Reclamation Bond	1,000	6,500
TOTAL OTHER ASSETS	61,034	6,500

TOTAL ASSETS	$740,058	$1,262,887

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$316,741	$519,631
Accounts payable, related parties	15,000	15,000
Accrued expenses	8,897	76,082
Interest payable, related parties	272,332	209,786
Interest payable, convertible debt	11,009	12,747
Loans payable to related parties	1,132,857	1,692,857
Current portion of long-term debt	289,616	304,404
TOTAL CURRENT LIABILITIES	2,046,452	2,830,507

LONG-TERM DEBT, net of current portion	-	290,983

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 47,298,827 and 37,373,300 shares issued and outstanding, respectively	472,988	373,733

Additional paid-in capital	8,950,611	8,025,700
Stock options and warrants	2,164,703	1,762,647
Beneficial conversion rights	1,036,602	434,920
Pre-exploration stage accumulated deficit	(558,504)	(558,504)
Accumulated deficit during exploration stage	(13,390,328)	(11,897,099)
Accumulated other comprehensive income	17,534	-
TOTAL STOCKHOLDERS' DEFICIT	(1,306,394)	(1,858,603)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$740,058	$1,262,887

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2006 (unaudited)	Three Months Ended June 30, 2005 (unaudited)	Nine Months Ended June 30, 2006 (unaudited)	Nine Months Ended June 30, 2005 (unaudited)	Period from October 1, 1996 (inception of Exploration Stage) to June 30, 2006 (unaudited)
REVENUES
Royalty Income	$71,846	$-	$71,846	$-	$71,846

EXPENSES
Exploration expense	22,378	48,088	66,869	147,981	3,210,990
General and administrative	64,011	50,177	173,277	136,371	3,340,234
Consulting	34,365	74,201	55,399	167,372	55,399
Officers and directors compensation	109,220	32,000	294,658	89,000	2,381,324
Legal and professional	162,765	26,482	483,491	108,428	2,161,890
Depreciation	677	668	2,086	2,661	57,590
Total Expenses	393,416	231,616	1,075,780	651,813	11,207,427

OPERATING LOSS	(321,570)	(231,616)	(1,003,934)	(651,813)	(11,135,581)

OTHER INCOME (EXPENSE)
Dividend and interest income	3,421	3,660	10,341	4,479	22,667
Settlement expense	-	-	-	-	(26,250)
Gain (loss) on disposition and impairment of assets	-	-	-	-	(175,019)
Gain on sale of mining interest	-	-	-	-	69,805
Gain (loss) on investment sales	-	-	-	-	(63,813)
Financing expense	(108,477)	(142,945)	(340,452)	(436,572)	(2,062,120)
Interest expense	(63,201)	(56,850)	(208,602)	(127,395)	(720,226)
Exchange gain (loss)	-	-	(167)	-	(6,182)
Miscellaneous income	1,585	-	1,585	-	28,430
Forgiveness of debt	-	-	48,000	62,815	677,961
Total Other Income (Expense)	(166,672)	(196,135)	(489,295)	(496,673)	(2,254,747)

LOSS BEFORE INCOME TAXES	(488,242)	(427,741)	(1,493,229)	(1,148,486)	(13,390,328)

INCOME TAXES	-	-	-	-	-

NET LOSS	(488,242)	(427,751)	(1,493,229)	(1,148,486)	(13,390,328)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain on available for sale securities	10,735	-	17,534	-	17,534

NET COMPREHENSIVE LOSS	$(477,507)	$(427,751)	$(1,475,695)	$(1,148,486)	$(13,372,794)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$0.01	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	44,703,056	36,275,218	41,188,522	36,100,771

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Stock Options and Warrants	Beneficial Conversion Rights	Accumulated Deficit	Other Comprehensive Income (Loss)	Total

Balance, September 30, 2005	37,373,300	$373,733	$8,025,700	$1,762,647	$434,920	$-12,455,603	$0	$-1,858,603

Common stock issued for convertible debt & interest	562,505	5,625	80,305					85,930

Common stock issued for cash at $0.10 per share	1,500,000	15,000	135,000					150,000

Common stock issued to officers & directors for services at $0.15 per share	600,000	6,000	84,000					90,000

Common stock issued for services	7,912	79	1,721					1,800

Net loss for the period ended December 31, 2005						-498,904		(498,904)
Balance, December 31, 2005	40,043,717	400,437	8,326,726	1,762,647	434,920	-12,954,507	0	-2,029,777

Common stock issued for convertible debt & interest	437,940	4,379	46,480					50,859

Common stock issued for financing fees @ $0.10 per share	150,000	1,500	13,500					15,000

Common stock issued for exploration expense	20,000	200	3,400					3,600

Common stock cancelled for convertible debt and interest	(435,603)	(4,356)	(78,423)					(82,779)

Net loss for the period ended March, 31, 2006						-506,083		(506,083)
Balance, March 31, 2006	40,216,054	402,160	8,311,683	1,762,647	434,920	-13,460,590	0	-2,549,180

Common stock issued for convertible debt & interest	6,947,773	69,478	626,778					696,256

Common stock issued for services	5,000	50	450					500

Common stock issued for compensation	80,000	800	7,200					8,000

Common stock issued for financing fees	50,000	500	4,500					5,000

Stock options issued for consulting				14,768				14,768

Stock options vested for officers & directors compensation				64,720				64,720

Convertible debt issuance
-class A warrants at $.17 per share				312,830				312,830
-class B warrants at $.25 per share				9,738				9,738
-beneficial conversion rights at $.10 per share					601,682			601,682

Unrealized gain on available for sale securities							17,534	17,534

Net loss for the period ended June 30, 2006						-488,242		(488,242)

Balance, June 30, 2006	47,298,827	$472,988	$8,950,611	$2,164,703	$1,036,602	$-13,948,832	$17,534	$-1,306,394

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2006 (unaudited)	Nine Months Ended June 30, 2005 (unaudited)	Period from October 1, 1996 (Inception of Exploration Stage) to June 30, 2006 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,493,229)	$(1,148,486)	$(13,390,328)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,086	2,661	57,590
Amortization of debt discount	325,431	369,372	822,863
Loss on investment sales	-	-	68,969
Loss on disposition and impairment of assets	-	-	183,391
Gain on sale of mineral properties	-	-	(70,305)
Gain on trade-in of property and equipment	-	-	(7,872)
Gain on forgiveness of debt	(48,000)	(62,815)	(249,581)
Interest expense forgiven by shareholders	-	-	20,848
Common stock issued for services and expenses	5,900	87,010	1,271,071
Common stock issued for payables	-	3,800	219,656
Common stock and options issued as compensation	162,720	-	1,283,935
Stock options and warrants issued for financing activities	15,000	-	837,257
Common stock issued for investments	-	-	93,168
Common stock and warrants issued to acquire mineral property options	-	-	1,114,873
Warrants issued for consulting fees	14,768	-	185,289
Common stock issued for incentive fees	-	-	21,544
Investment traded for services	-	-	45,939
Common stock issued for payment of interest	-	-	17,160
Changes in assets and liabilities:
Accounts payable	(202,890)	(81,848)	244,558
Accrued expenses	(19,185)	(4,162)	(17,288)
Accounts receivable	(28,785)	-	(71,285)
Prepaid Expenses & Inventory	8,494	(24,088)	(1,195)
Purchase Deposits	-	(300,000)	-
Reclamation Bond	5,500	(6,500)	(1,000)
Interest payable	179,872	112,610	376,347
Net cash used by operating activities	(1,072,318)	(1,052,446)	(6,944,396)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	-	-	37,626
Proceeds from sale of mineral property	1,122,975	-	1,345,975
Purchase of furniture and equipment	(807)	(3,162)	(56,883)
Purchase of mineral property	-	-	(1,011,395)
Proceeds from investments sold		-	183,161
Net cash used by investment activities	1,122,168	-	498,484

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and short-term borrowings	(560,000)	(81,250)	(934,556)
Proceeds from internal securities sale	-	-	210,194
Sale of warrants for common stock	-	-	10,000
Proceeds from borrowings	1,025,000	1,245,412	4,819,157
Financing fees	(95,750)	-	(95,750)
Sale of common stock, subscriptions and exercise of options	150,000	-	2,843,151
Issuance of penalty shares	-	-	223,600
Net cash provided by financing activities	519,250	1,164,162	7,075,796

NET INCREASE IN CASH	569,100	108,554	629,884

CASH, BEGINNING OF PERIOD	64,391	8,313	3,607

CASH, END OF PERIOD	$633,491	$116,867	$633,491

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$28,730	$-	$196,410
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock and warrants issued to acquire mineral properties	$-	$-	$344,873
Common stock issued to acquire mineral property	$-	$-	$845,000
Common stock issued for acquisition of mining equipment	$-	$-	$180,000
Common stock issued for services and expenses	$5,900	$87,010	$1,271,071
Common stock issued for investment	$-	$-	$185,168
Common stock issued for payables and accrued expenses	$-	$3,800	$219,656
Common stock issued for incentive fees	$-	$-	$21,544
Common stock and options issued as compensation	$162,720	$-	$1,283,935
Common stock and options for payment of convertible debt	$-	$-	$41,464
Stock options and warrants issued for financing activities	$134,064	$93,825	$956,321
Beneficial conversion rights on convertible debt	$631,202	$77,158	$1,066,122
Warrants issued for consulting fees	$14,768	$-	$185,289
Deferred acquisition costs on mining property	$-	$-	$46,242
Purchase of equipment with financing agreement	$-	$-	$21,814
Investments received for mineral property	$-	$-	$5,500
Investments traded for services	$-	$-	$45,939
Equipment for loans payable	$-	$-	$4,500
Warrants for convertible debt	$-	$-	$654,676
Common stock and options for payment of interest	$-	$-	$17,160

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Trend Mining Company (formerly Silver Trend Mining Company) (“the Company” or “Trend”) was incorporated on September 7, 1968 under the laws of the State of Montana for the purpose of acquiring, exploring and developing mining properties. From 1984 to late 1996, the Company was dormant. In November 1998, the Company changed its focus to exploration for platinum and palladium related metals primarily in North America. In February of 1999, the Company changed its name to Trend Mining Company to better reflect the Company’s change of focus and diversification into platinum group metals. In 2004, the Company further diversified into uranium properties although actual exploration has not yet commenced. The Company conducts operations primarily from its offices in Littleton, Colorado. The Company has a September 30 fiscal year-end.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Therefore, these interim unaudited financial statements should be read in conjunction with the Company’s audited annual financial statements and notes included in Form 10-KSB for the year ended September 30, 2005.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented.

Operating results for the three and nine months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.

Employee and Non-Employee Stock Compensation

The Company values common stock issued without restrictions to employees and non-employees for services, property and investments at the fair market value of the common stock, which is the closing price of Company stock on the day of issuance. If no trading occurred on a date of issuance, then the fair market value used is the lower of the closing prices on the first previous day or the first following day on which the Company’s stock was traded. The Company may issue common stock with restrictions and in these circumstances may issue such shares at a reasonable discount to fair market value. These stock issuances are accounted for in the statement of stockholders’ equity and as expenses, if the stock was issued for services or exploration costs, and as assets, if the stock was issued for investments or real property.

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the periods ended June 30, 2006 and 2005 were $66,869 and $147,981, respectively. As of June 30, 2006, cumulative exploration costs expensed during the Company’s exploration stage totaled $3,210,990.

Exploration Stage Activities

The Company has been in the exploration stage since October 1, 1996, when the Company emerged from a period of dormancy. The Company is primarily engaged in the acquisition and exploration of mineral properties. Should the Company locate a commercially viable reserve, the Company would expect to actively prepare the site for extraction. The Company’s accumulated deficit prior to the exploration stage was $558,504.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006

Going Concern

As shown in the accompanying financial statements, at June 30, 2006, the Company has limited cash, negative working capital, minimal revenues, incurred a net loss of $1,493,229 for the nine months then ended, and has an exploration stage accumulated deficit of $13,390,328. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company estimates that approximately $1,000,000 is required to fund operations of the Company for the next 12 months assuming minimal exploration activities, or $1,400,000 if the Company wishes to retain its interest at the Stillwater project. Additional cash in the amount of approximately $240,000 per year would be required if the Company has to service its convertible debt with cash in lieu of stock. The Company’s management believes that it will be able to generate sufficient cash from public or private debt or equity financing in order for the Company to continue to operate based on current expense projections.

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

Reclassification

Certain accounts in prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.

NOTE 3 - MINERAL PROPERTIES

The following describes the Company’s significant mineral properties at June 30, 2006:

Andacollo Mine, Chile

During the fourth quarter of 2005, Trend entered into negotiations to purchase 100% of Compania Minera Dayton (“CMD”), a Chilean corporation that owns and operates the Andacollo Mine in Chile. On September 20, 2005, Trend bought 30% of the corporation’s shares (and effectively 30% of the aforementioned mine) while a separate group of investors purchased the remaining 70% on the same date.

The Company paid an initial $900,000 in cash for the acquisition. The Company also paid out additional related expenses for which it was to be repaid 70% by the other investors. Before the end of the year, the investor group bought Trend’s 30% stake in exchange for cash of $1,122,975, a 1% net smelter returns royalty, and a 30% back-in right excercisable through April 1, 2006. The Company received the cash portion of the purchase price during the quarter ended December 31, 2005. As a result of this transaction, the Company recognized a gain of $69,804 and retains a 1% net smelter returns royalty. The Company did not exercise the 30% back-in right.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006

The final operating permits for the mine were obtained on December 27, 2005, and it became fully operational during the second quarter of 2006. Trend is contractually entitled to receive 1% of gold revenues from the mine in monthly installments, subject to a 35% Chilean withholding tax. Since the commencement of gold production, Trend has recognized $36,846 of royalty income.

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

In December 2004, Trend announced that it and Nuinsco Resources Limited (“Nuinsco”) signed a Letter of Intent to form a 50-50 joint venture to own, operate and explore the three Cree Lake/Diabase Peninsula claims. The agreement provides that Nuinsco, at its expense, will immediately undertake an exploration program consisting of geophysical surveys and geochemical sampling to be followed by drilling. A definitive joint venture agreement was executed on September 29, 2005, under terms of which Nuinsco must maintain all three claims in good standing and must spend CDN $2 million by December of 2007 in order to earn its 50% share of the joint venture. Additionally, during the quarter ended June 30, 2006, Nuinsco granted to the Company 212,500 freely trading shares of Nuinsco common stock.

Montana Properties

In January 2005, Trend announced that it signed a letter of intent to form a 50-50 joint venture with Aurora Metals Limited (“Aurora”). The agreement provides that Trend will explore for platinum group and base metals on portions of Aurora claims known as the “Stillwater Intrusive Complex” in Montana. Trend will be the operator during the exploration stage and will earn 50% in the project by spending $2 million over the ensuing 5 years. Additionally, Trend issued 50,000 shares of its common stock on commencement of the agreement. Further, Trend issued 20,000 shares and paid $20,000 on the first anniversary and must pay $20,000 in cash or stock each year thereafter until it has spent the agreed upon sum of $2 million, at which time the 50-50 joint venture will be formed. At June 30, 2006, the Company has spent approximately $317,000 on the project.

Wyoming Properties

In September 1999, the Company entered into an option agreement with General Minerals Corporation (“GMC”) to acquire the Lake Owen Project located in Albany County, Wyoming. The agreement with GMC entitled the Company to receive 104 unpatented mining claims in exchange for 715,996 shares of common stock, $40,000 in cash to be paid in four quarterly payments of $10,000, and $750,000 in exploration expenditure commitments to be incurred over a three-year option period. In May 2000, the Company issued an additional 129,938 shares of common stock under this agreement for the acquisition of the Lake Owen Project.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006

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

In August, 2005, the Company commenced exploration of this property with ground magnetic surveys, and during the winter of 2005-2006 it was approached by RMP Resources, a private company, with a proposal for a lease agreement. Effective June 1, 2006, the Company entered into a lease agreement with RMP Resources whereby RMP must spend $200,000 in the twelve months following June 2, 2006, and $500,000 annually thereafter, subject to a minimum of $5 million, to acquire the property after which it will owe a 3% net smelter returns royalty to Trend.

Peter Lake, Saskatchewan, Canada

The Company holds mining claims in the Peter Lake Domain of northern Saskatchewan. The Peter Lake Domain is recognized to host known occurrences of copper-nickel and platinum-palladium mineralization. During the summer of 2005, the Company executed a broad reconnaissance program to search for extractable concentrations of such mineralization. The Company’s position at Peter Lake evolved as follows:

In August 2000, the Company staked five claims comprising about 26,253 hectares (101 square miles). In 2002, the Company allowed these claims to lapse and subsequently restaked them plus one additional claim comprising 5,543 hectares (21 square miles).

In October of 2004 the Company expanded its Peter Lake Project by acquiring 3 claims: An approximate two square miles near Ant Lake, 3.5 square miles at Swan Lake, and 13 square miles at Seahorse Lake. In March of 2006, the Company allowed one of the 2002 claims to lapse, such that now the Company holds 7 claims for a total of 14,781 hectares (141 square miles). The Company will be required to spend approximately CDN$177,000 in 2006 to retain these claims.

At August 1, 2004, the Company had begun exploration of this property, launched a comprehensive reconnaissance geological program in June of 2005, and, at June 30, 2006, the Company continues to hold the property but is seeking a joint venture partner due to the high expense of operating in the high Canadian latitudes.

Nevada Properties

At June 30, 2006, the Company retains a 1.5% net smelter returns royalty interest in the Pyramid Mine, which consists of five unpatented lode mining claims within the Walker Indian Reservation near Fallon, Nevada.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 4 - COMMON STOCK, OPTIONS, AND WARRANTS

The following table discloses the Company’s stock and equity transactions during the nine months ended June 30, 2006. The following abbreviations are used in the table: CS for common stock; OPT for options; and WAR for warrants.

	Issue Date	Number of Shares	Price per Share	Common Stock Amount	Additional Paid-in Capital	Total Amount	Number of Options	Number of Warrants	Value of Options/ Warrants
Balance September 30, 2005		37,373,300		$373,733	$8,025,700	$8,399,433	2,200,000	14,738,176	$1,762,647
CS for Director, and Officer compensation	12/31/05	600,000.15		6,000	84,000	90,000
CS issued for cash	12/06/05	1,500,000.10		15,000	135,000	150,000
CS issued for convertible debt	12/31/05	562,505.15		5,625	80,305	85,930
CS issue d for services	11/21/05	7,912.23		79	1721	1800
Balance at 12/31/05		40,043,717		$400,437	$8,326,726	$8,727,163	2,200,000	14,738,176	$1,762,647
CS issued for convertible debt	01/01/06	65,556.1133		657	6771	7,428
CS issued for expense	01/03/06	20,000.18		200	3400	3600
CS issued for convertible debt	01/04/06	48,012.11		480	5,262	5742
CS issued for convertible debt	01/31/06	35,118.1624		351	5,352	5,703
CS issued for convertible debt	02/01/06	61,678.1520		617	5551	6,168
CS issued for convertible debt	02/03/06	39,009.1452		390	5274	5,664
Expired warrants	02/21/06							-3,241,669
CS issued for convertible debt	03/01/06	93,099.10		930	8,379	9,309
CS issued for convertible debt	03/03/06	49,811.1133		498	4,722	5,220
CS cancelled for convertible debt	03/29/06	-435,603		-4356	-78423	-82,779
CS issued for convertible debt	03/31/06	45,657.1232		456	5,169	5,625
CS issued for financing fees	03/31/06	150,000.10		1,500	13,500	15,000
Balance at 3/31/06		40,216,054		$402,160	$8,311,683	$8,713,843	2,200,000	11,496,509	$1,762,647

CS issued for convertible debt	04/01/06	92,448.10		925	8,320	9,245
CS issued for convertible debt	04/01/06	41,073.136		411	5,175	5,586
CS issued for convertible debt	05/01/06	447,266.10		4,473	40,254	44,727
CS issued for convertible debt	05/05/06	5,579,029.10		55,790	502,113	557,903
CS for Director, officer and employee compensation	05/30/06	80,000.10		800	7,200	8,000

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006

Issue Date	Number of Shares	Price per Share	Common Stock Amount	Additional Paid-in Capital	Total Amount	Number of Options	Number of Warrants	Value of Options/ Warrants
Options issued for compensation	05/08/06					125,000		14,768
CS issued for investor relations	05/30/06	5,000.10	50	450	500
CS issued for convertible debt	06/01/06	461,380.10	4,614	41,524	46,138
Warrants for convertible debt	06/13/06						9,225,000	322,568
CS issued for services	06/14/06	50,000.10	500	4,500	5,000
CS issued for convertible debt	06/15/06	326,577.10	3,265	29,392	32,657
Options vested for officer and director compensation	06/30/06							64,720

Balance at 6/30/06		47,298,827	$472,988	$8,950,611	$9,423,599	2,325,000	20,721,509	$2,164,703

Following is a summary of stock options for the nine months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2005	2,200,000	$0.37
Granted	125,000	0.26
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2006	2,325,000	$0.37

Options exercisable at June 30, 2006	2,175,000	$0.35
Weighted average fair value of options granted at June 30, 2006		$-
Total compensation costs related to non-vested stock options as of June 30, 2006		$20,040
Weighted average period of nonvested stock options as of June 30, 2006		12 months

Following is a summary of warrants outstanding at June 30, 2006:

Number of Warrants	Strike Price	Expiration Date
7,954,761	$0.40	9/30/2006
150,000	$1.00	1/30/2007
520,000	$1.00	9/30/2007
113,413	$1.00	5/31/2007
1,733,333	$0.50	1/27/2010
825,002	$0.50	1/27/2010

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006

Number of Warrants	Strike Price	Expiration Date
200,000	$0.50	3/22/2010
4,100,000	$0.17	06/13/2011
5,125,000	$0.25	06/13/2011
20,721,509

NOTE 5 - RELATED PARTY TRANSACTIONS

Loans Payable

The following is a listing of loan amounts (all of which are unsecured) due to related parties (all of whom are shareholders of Trend Mining Company) and the dates that these loans were made to the Company:

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006

Name	Date	June 30, 2006 Amount
Electrum LLC	11/6/2000	$35,000
	12/4/2000	100,000
	12/18/2000	50,000
	1/26/2001	50,000
	3/15/2001	50,000
	4/10/2001	50,000
	5/4/2001	50,000
	6/4/2001	50,000
	7/3/2001	85,000
	1/31/2002	150,000
		670,000

LCM Holdings, LLC	10/26/2001	50,000
	11/1/2001	10,000
	11/15/2001	30,000
	11/28/2001	29,445
	5/7/2002	60,000
	5/22/2002	35,000
	6/14/2002	18,412
		232,857

Berger	8/28/2001	90,000
	10/2/2001	10,000
		100,000

Buchanan	1/8/2002	30,000

Loucks	7/1/2005	100,000
	7/14/2005	50,000
	7/15/2005	300,000
	8/15/2005	150,000
	01/02/06	-300,000
	05/30/06	-100,000
	06/19/06	-100,000

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006

		100,000

Wu	08/15/05	31,000
	10/26/05	-31,000
		0

NW Exploration	08/15/05	29,000
	10/26/05	-29,000
		0

Total notes payable - shareholders		$1,132,857

The loans from Electrum, LCM Holdings, Berger and Buchanan bear interest at 8% per annum and are due upon the Company’s completion of a private equity placement and concurrently and proportionally with any amounts repaid to Electrum or any others having provided loan facilities of this type to the Company.

The loans from Mr. Loucks, Mr. Wu, and NW Exploration (a Company owned by Mr. Wu) bear interest at 10% per annum and are due on demand. During the fourth quarter of 2005, the Company issued to Mr. Loucks and Mr. Wu 60,000 and 6,000 shares of common stock, respectively, as a financing fee for the loans. During the quarter ended December 31, 2005, the amounts owing to Mr. Wu and NW Exploration were repaid in full. During the quarter ended March 31, 2006, $300,000 was paid to Mr. Loucks as partial payment on the outstanding loan. During the quarter ended June 30, 2006, $200,000 was paid to Mr. Loucks as partial payment on the outstanding loan.

Employment Agreements

In July 2001, the Company entered into an employment agreement with Mr. John Ryan and he was designated as the Company’s chief financial officer, secretary and treasurer. As of September 2002, Mr. Ryan received $3,000 per month, which amount was augmented to $4,000 per month in July of 2005. Mr. Ryan took stock in lieu of cash for July and August 2005, and then the Company reverted to paying Mr. Ryan in cash on September 1, 2005. If the Company is unable to pay the salary in cash, then Mr. Ryan has the option to receive $4,000 worth of the Company’s common stock at the prevailing rate of which shares are or were most recently sold by the Company. As of June 30, 2006 and 2005, respectively, $8,000 and $0 were owed to Mr. Ryan under this agreement.

Although initially there was no formal agreement, the Company paid Mr. Loucks, the president and chief executive officer, $6,500 per month, through September 2005 when his salary increased to $10,000 per month, and his salary was again increased to $10,833 per month in January of 2006.

On November 1, 2005, the Company entered into an employment agreement with Mr. Loucks for a term of one year, which can be extended each year for a period of one year and which is self-amending if his salary rate changes such as it did in January of 2006.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 6 - CONVERTIBLE DEBT

2006 - Convertible Debt

On June 13, 2006, Trend Mining Company (the “Company”) entered into a Subscription Agreement (the “Subscription Agreement”) with certain accredited investors, as listed on the signature page therein, one of whom is a beneficial holder of more than 10% of the Company’s outstanding shares of common stock. The Subscription Agreement provides for the issuance and sale of $1,025,000 of convertible promissory notes (each a “Note” and collectively, the “Notes”) of the Company convertible into shares of its common stock at a conversion price of $0.10 per share. If the aggregate principal amount of the Notes is converted, the Company will issue approximately 10,250,000 shares of its common stock. The Notes will be amortized over a thirty-two (32) month period beginning October 13, 2006 and accrue interest at the minimum rate of 10% per annum over a thirty-six (36) month period, beginning on the date of the Subscription Agreement. Commencing October 13, 2006, four months after the date of the Subscription Agreement, principal and interest under the Notes will be payable monthly in cash or shares of the Company’s common stock.

Provided an Event of Default, as defined in the Notes, has not occurred, the Company has the option of prepaying the principal amount of each Note, in whole or in part, by paying a sum of money to the holder equal to one hundred twenty percent (120%) of the principal amount, together with any accrued but unpaid interest thereon and any and all other sums due, accrued or payable under the Note, the Subscription Agreement, the Warrants, as defined below, and any other agreements delivered together or in connection with the Subscription Agreement. Following the occurrence and continuance of an Event of Default, the annual interest rate on the Note will be automatically increased by five percent (5%), and all outstanding obligations under the Note, including any unpaid interest, will continue to accrue interest from the date of such Event of Default until such Event of Default is cured or waived.

Pursuant to the Subscription Agreement, the Company is also obligated to issue Class A Warrants and Class B Warrants (collectively, the “Warrants”) to purchase shares of its common stock. If all of the Warrants are exercised, the Company will issue approximately 9,225,000 shares of its common stock. The Class A Warrants are exercisable for five years at an exercise price of $0.17 per share. The Class B Warrants are exercisable until the one hundred twentieth (120th) day following the effective date of the registration statement providing for the resale of the shares issuable upon conversion of the Notes and exercise of the Warrants, and may be exercised at a price of $0.25 per share.

As part of the Subscription Agreement, the Company has agreed to use its best efforts to file a registration statement providing for the resale of the shares issued upon conversion of the Notes and exercise of the Warrants. Because the sale contemplated by the Subscription Agreement is limited to accredited investors and is for an aggregate purchase price of $1,025,000, the sale is exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and Regulation D of the Securities Act.

At June 30, 2006, the net carrying value of the debt is $0 since the principal value of the debt equals the unamortized debt discounts.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In May, 2002, one of the Company’s vendors, obtained a judgment to collect $18,574 due under a rental lease agreement for office space the Company chose to vacate. The judgment bears included interest at 18% until paid in full. Included in the accounts payable balance as of September 30, 2005 and June 30, 2006 is approximately $32,000 related to this judgment.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006

On August 24, 2005, a complaint was filed against the Company in the United States District Court for the Eastern District of New York, seeking $52,500 in legal fees, under Section 16(b) of the Securities Exchange Act of 1934, which were allegedly incurred in connection with the Company’s recovery of alleged short-swing trading profits from an insider of the Company. The case was dismissed with prejudice on or about November 29, 2005, pursuant to a compromise and settlement under which the Company paid plaintiff the sum of $26,250. The Company recorded the expense as “settlement expense” on the statements of operations at September 30, 2005. The outstanding balance was paid on November 15, 2005.

NOTE 8 - FORGIVENESS OF DEBT

Included in the September 30, 2005 financial statements is $73,000 of accrued wages owing to Mr. David Mooney, the former chief geologist for the Company. In October 2005, the Company and Mr. Mooney agreed to a settlement of $25,000, and the remaining amount of $48,000 was forgiven.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this report, in other materials we file with the SEC or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in this Item 2, “Management’s Discussion and Analysis or Plan of Operation,” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and precious metals market specifically, legislative or regulatory changes that affect us, including changes in healthcare regulation, the availability of working capital, competition within the mining industry, and other risk factors. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. (There also are other such factors that we do not describe, generally, because currently we do not perceive them to be material that could cause actual results to differ materially from our expectations.) Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements; and the variances may be material. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

General

Trend is an exploration stage company. Trend’s primary expenditures at this stage consist of payment of various governmental fees to maintain the priority of Trend’s unpatented mining claims, payment of Trend’s debt service, payment of accounting and legal fees, and general office expenses.

Results of Operations

Exploration Expense

Our exploration expense was $22,378 for the three months ended June 30, 2006 and $48,088 for the three months ended June 30, 2005. Our exploration expense was $66,869 for the nine months ended June 30, 2006 and $147,981 for the nine months ended June 30, 2005.

General and Administrative Expense

Our general and administrative expense was $64,011 for the three months ended June 30, 2006 and $50,177 for the three months ended June 30, 2005. Our general and administrative expense was $173,277 for the nine months ended June 30, 2006 and $136,371 for the nine months ended June 30, 2005.

Officers and Directors Compensation Expense

Our officers and directors compensation expense was $109,220 for the three months ended June 30, 2006 and $32,000 for the three months ended June 30, 2005. Our officers and directors compensation expense was $294,655 for the nine months ended June 30, 2006 and $89,000 for the nine months ended June 30, 2005.

Legal and Professional Fees

Our legal and professional fees were $162,765 for the three months ended June 30, 2006 and $26,482 for the three months ended June 30, 2005. Our legal and professional fees were $483,491 for the nine months ended June 30, 2006 and $108,428 for the nine months ended June 30, 2005.

Net Loss

Our net loss for the three-month period ended June 30, 2006 totaled $477,507 as compared to a loss of $427,751 for the quarter ended June 30, 2005. Our net loss was $1,475,695 for the nine months ended June 30, 2006 and $1,148,486 for the nine months ended June 30, 2005. The accumulated deficit since inception of the current exploration stage is $13,390,328, and Trend’s total loss since inception of the company is $13,948,832.

Operating cash at the end of the quarter totaled $633,491.

Liquidity and Capital Resources

Trend’s primary, near term business objective is to raise sufficient capital to retain the Company’s current mineral properties, to explore them and acquire additional projects, and to pay Trend’s general and administrative expenses. As reflected in our accompanying financial statements, we have limited cash, negative working capital, no revenues and an accumulated deficit of $13,948,832. These factors indicate that we may be unable to continue in existence in the absence of receiving additional funding. Our operating expenses average approximately $80,000 per month or almost $1,000,000 per year, consisting of Trend’s accounting and legal fees and general and administrative expenses. The Company must service convertible debts and, if such payments had to be made in cash, such payments could add approximately $40,000 per month to our monthly expenses. In that case, the Company’s monthly budget will be approximately $120,000 per month. Moreover, management’s plans for the next twelve months include approximately $400,000 of cash expenditures for exploration activity on the Stillwater project.

Trend estimates that approximately $1,400,000 - and possibly as much as $1,800,000 if debt service is not handled with common stock - may be required to fund its operations for the next 12 months assuming minimal exploration activity to hold Stillwater and excluding the cost of acquisitions, if any. However, Trend currently does not hold sufficient capital to continue its current operations through fiscal 2006. Trend is currently in negotiations for an upcoming private placement financing that will provide additional funds to do so. Trend believes that it now has capital and quality projects to become more active in its exploration and is seeking additional capital to extend its operations through 2007.

To fund its operations, over the next twelve months the Company must raise additional funds from the public or private debt or equity markets to continue its business activities. We currently anticipate a financing in the form of a private placement projected to close in the near-term. Moreover, the Company may be able to sell its royalty in the Andacollo gold mine in the near future, which would raise capital without issuing equity.

Under the Company’s Delaware certificate of incorporation, Trend has 100,000,000 authorized shares of common stock and is authorized to issue 20,000,000 shares of preferred stock. Trend currently has no preferred shares issued and outstanding. We believe that we will generate sufficient cash from the Andacollo royalty and a public or private debt or equity financing in order for us to continue to operate based on current expense projections and exploration plans. Nevertheless, we are unable to provide assurances that we will be successful in obtaining sufficient sources of capital. There can be no assurance that Electrum, LCM Holdings, or others will continue to advance funds to Trend or that Trend’s efforts to obtain additional financing will be successful. Further, there can be no assurance that additional financing will be available on terms acceptable to the Company. If we fail to raise the necessary funds to continue operations, we might be required to significantly reduce or completely cease our operations.

The Company’s business plan, contingent upon raising at least $1.4 million to cover calendar 2007, includes (1) the hiring of Denver-based accounting staff with greater proficiency in the mining industry; and (2) hiring a controller to oversee the Company’s financial system and closely supervise the preparation of monthly, quarterly and annual financial information.

Off-Balance Sheet Arrangements

None.

ITEM 3.  CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Within the 90 days prior to the filing of this Quarterly Report on Form 10-QSB (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that material information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

It should be noted, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in internal controls.

During the fiscal quarter ended June 30, 2006, there have been no changes to the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

On April 1, 2006, we issued an aggregate of 133,521 shares of common stock, to accredited investors as payment of interest and principal on promissory notes outstanding. We relied on the exemption from registration found in Section 4(2) of the Securities Act in connection with this issuance.

On May 1-5, 2006, we issued an aggregate of 6,026,295 shares of common stock, to accredited investors as payment of interest and principal on promissory notes outstanding. We relied on the exemption from registration found in Section 4(2) of the Securities Act in connection with this issuance.

On June 1-15, 2006, we issued an aggregate of 787,957 shares of common stock, to accredited investors as payment of interest and principal on promissory notes outstanding. The Company relied on the exemption from registration found in Section 4(2) of the Securities Act in connection with this issuance. In addition, we issued 80,000 shares to a Director/Officer in lieu of cash compensation, issued 5,000 shares to a consulting firm for investor relations services, and we issued 50,000 shares to an accredited investor for investor relations services.

On June 13, 2006, Trend issued and sold $1,025,000 of convertible promissory notes of the Company convertible into shares of its common stock at a conversion price of $0.10 per share to accredited investors, one of whom is a beneficial holder of more than 10% of Trend’s outstanding Common Stock. Trend is also obligated to issue Class A Warrants and Class B Warrants (collectively, the “Warrants”) to purchase shares of its Common Stock to the purchasers of the above promissory notes. If all of the Warrants are exercised, the Company will issue approximately 9,225,000 shares of its Common Stock. The Class A Warrants are exercisable for five years at an exercise price of $0.17 per share. The Class B Warrants are exercisable until the one hundred twentieth (120th) day following the effective date of the registration statement providing for the resale of the shares issuable upon conversion of the Notes and exercise of the Warrants, and may be exercised at a price of $0.25 per share. Trend relied on the exemption from registration under Rule 506 of the Securities in connection with this issuance.

Each investor involved in the above transactions represented to us that they were an accredited investor.

All shares issued in connection with the above described events were issued to existing stockholders or individuals or entities previously known to us. At the time of each issuance, Trend was not aware of any such investor having any current intent to resell Trend’s stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our annual meeting of stockholders was held April 19, 2006 for the purpose of: (1) electing directors to serve for the next annual meeting and until their successors are elected; and (2) approving an amendment to our 2000 Equity Incentive Plan. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. Stockholders passed all proposals. The final vote on the proposals was recorded as follows:

Proposal 1: (there were no broker non-votes on this proposal)

Director	Votes For	Votes Withheld
J. Michael Sharett	24,343,953	142,700
Jeffrey Christianson	24,456,453	30,2000
Thomas Loucks	24,406,318	80,335
John P. Ryan	24,393,918	92,735
Ishiung J. Wu	24,456,453	30,200

Proposal 2:

Amendments to our 2000 Equity Incentive Plan were approved to (a) increase the aggregate number of shares of our common stock authorized for issuance under this plan, and available for grant as incentive stock options, from 5,000,000 shares to 8,000,000 shares, and (b) comply with Section 409A of the Internal Revenue Code of 1968, as amended. The amendment was approved by the following vote:

“For”	“Against”	“Abstain”	Broker Non-Votes
6,302,864	70,150	148,229	0

ITEM 6. EXHIBITS

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

TREND MINING COMPANY

Date: August 18, 2006	By:	/s/ Thomas A. Loucks
Thomas A. Loucks
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John P. Ryan
John P. Ryan
Treasurer and Chief Financial Officer
(Principal Financial Officer)