Form 10KSB
period 2006-09-30
TREND MINING CO
filed 2007-01-16
CIK 1115954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

State issuer’s revenues for its most recent fiscal year: $169,398

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $4,856,375 based upon the $0.11 closing price per share of Trend’s common stock as quoted by the OTC Bulletin Board on December 29, 2006.

The number of shares common stock, par value $0.01, issued and outstanding at December 29, 2006 was 54,831,011 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits filed with Trend’s prior registration statements and period reports under the Securities Exchange Act 1934 are incorporated herein by reference.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

WARNING CONCERNING FORWARD LOOKING STATEMENTS

This annual report on form 10-KSB for the year ended September 30, 2006 contains forward looking statements. These include statements regarding Trend’s intent, belief or expectations, or the intent, belief or expectations of Trend’s directors or Trend’s officers with respect to:

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

Also, whenever we use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict” or similar expressions, we are making forward looking statements. Actual results may differ materially from those contained in or implied by the forward looking statements as a result of various factors. Such factors include, without limitation:

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

These unexpected results could occur due to many different circumstances, some of which are beyond Trend’s control, such as changes in regulations and changes in the capital markets or the economy generally. For further details, please see “Risks Related to our Business” in “Item 1. Description of Business” in this annual report.

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

i

TREND MINING COMPANY
FORM 10-KSB ANNUAL REPORT
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

As used herein, “Trend Mining,” “Trend,” “we,” and the “Company” refer to the Trend Mining Company.

ii

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

Trend is an exploration company and has been engaged since 1998 in the acquisition and exploration of diverse metal properties, primarily in the United States and Canada. During the period 2004-2005, the Company commenced uranium exploration activities in Canada, entered into an agreement to explore for platinum group metals and other metals at Stillwater, Montana, and acquired a 1% Net Smelter Returns gold royalty interest in Chile. Trend’s plan is to acquire and explore mineral properties that have sufficient merit and potential to subsequently vend them to larger companies. Trend does not intend to be an operating miner in the near term. Rather, we seek to create passive interests in high quality projects which become managed by other, larger firms. Currently, we control exploration properties which are prospects for copper-nickel, platinum-palladium, and uranium mineralization in Saskatchewan, Montana and Wyoming. At present, none of our exploration projects is known to contain commercially viable ore reserves, and none of our exploration properties is in production. Consequently, we have no current source of significant operating income or cash flow. We have acquired a royalty on a Chilean gold mine which commenced commercial production of gold bullion during the second calendar quarter of 2006, which is currently paying us approximately $20,000 per month after tax. Our present business objectives for the near term are to focus on raising sufficient capital to retain and advance our mineral properties.

Our principal executive offices are located at 5439 South Prince Street, Littleton, Colorado 80120, and our telephone number is (303) 798-7363.

TREND’S EXPLORATION PROCESS

Trend’s exploration program is designed to acquire projects of merit that could attract a larger partner. To do so, we will explore, develop, and evaluate such exploration properties, and then vend them if merited, or abandon them. We need to balance our capital requirements so that we have sufficient funds on hand to maintain our existing projects, to evaluate and advance them with appropriate exploration programs, and also to maintain additional funds to take on new projects when such opportunities are deemed appropriate.

As more fully described below, we have formulated specific exploration plans for our exploration projects at Stillwater, Montana such that we plan to continue to operate at Stillwater in order to enhance its value before finding a partner. As to the other exploration projects, these have already been joint ventured or leased out to others. For example, Diabase Peninsula (uranium) is being explored by our partner, Nuinsco Resources, and Lake Owen (platinum group metals, iron titanium and vanadium) is being explored by RMP Resources. We are marketing our Peter Lake project although we have spent sufficient funds on this project to hold some of the claims for another year.

Phase One of exploration normally begins with recognition that a property has merit, acquisition of rights to explore said property, and then follow up consisting of detailed geologic mapping and sampling of the rocks to verify if they contain anomalous concentrations of metals indicative of mineral potential. If, after a preliminary evaluation, a project still has apparent potential, considerable sums of money may be spent in the first phase to determine from surface geology and assaying of surface rocks whether the subsurface is worth testing; geochemical surveys will contribute to such elevated costs, but we may embark on geophysical surveys to learn more about the subsurface before drilling. Careful interpretation of the data collected from the various tests would then be used to determine whether further exploration is warranted.

Phase Two of an exploration program may involve an initial examination of the subsurface and three dimensional characteristics of the mineralization target. This phase is intended to identify either the extent of any near surface mineralization, or the location and extent of subsurface, blind targets, and usually involves limited drill testing. None of our properties have reached the second phase. Once potentially economic mineralization has been encountered, Phase Three entails detailed infill drilling and sampling aimed at precisely defining depth, width, length, tonnage and grade so as to ascertain the economic potential of the deposit.

The magnitude of our exploration budget for existing projects as well as business development, will vary from project to project depending on the size of the project, its remoteness or accessibility, the quality and quantity of existing information, and the cost of appropriate next steps in advancing any given project. By way of example, it may cost well over $160,000 for a reconnaissance program at Peter Lake, where we control a very large claim block (approximately 57 square miles) over geologically attractive and yet very remote and underexplored ground. Fees required to hold all of this ground for another year to 2007 would cost us an equivalent amount. In contrast, we spent approximately $9,000 for ground magnetic studies at Lake Owen because of its accessibility (along with approximately $78,000 in additional expenses for Bureau of Land Management holding fees, county filing fees, and related expenses).

Our ability to maintain and develop our mineral properties fully depends on our ability to raise sufficient capital to continue to fund our planned activities. Should we not be able to raise such capital, we will have to reevaluate whether we can continue to (1) pay the fees and costs of maintaining our property positions, and/or (2) undertake our planned exploration work.

COMPETITION

We compete with other exploration and mining companies to acquire and maintain favorable land positions. Our method of competition in this regard is to protect the properties we own by complying with regulations and staying current on all fee requirements relating to our properties.

LICENSE AND ROYALTY AGREEMENTS

We own a 1% net smelter returns royalty on the Andacollo gold mine in Chile which was taken off of care and maintenance and placed back into commercial production in April, 2006. We began receiving royalties on this property during the third quarter of fiscal 2006.

We own a 1.5% net smelter return royalty on the Pyramid project, an exploration property consisting of five unpatented mining claims in Churchill County, Nevada which we sold to Western Goldfields, Inc. in August 2002 and which claims are now controlled by Consolidated Goldfields. We also own a 2.5% net smelter returns royalty on patented mining claims located north of Anchorage, Alaska, that are owned by the Rae Wallace Company, a former subsidiary. As of November 1, 2006, we have not received any revenue as a result of these royalties.

GOVERNMENT COMPLIANCE

Our activities are subject to extensive federal, state/provincial and local regulations in both the United States and Canada. These statutes regulate the mining of and exploration for mineral properties, and also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of our properties, the extent of which cannot be predicted. Also, permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays, depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. We are not presently aware of any specific material environmental constraints affecting our properties that would preclude the economic development or operation of any specific property.

If we become more active on our United States or Canadian properties, it is reasonable to expect that compliance with environmental regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties.

Our primary, near term cost of compliance with applicable environmental laws during exploration is likely to arise in connection with the reclamation of drill holes and access roads. Drill holes typically can be reclaimed for nominal costs. For example, the Bureau of Land Management (“BLM”), an agency of the U.S. Department of Interior, has promulgated surface management regulations which govern drill hole and access road reclamation on BLM lands. Similar regulations can be expected to be complied with on our lands which are on U.S. Forest Service lands, or state property for which we have been issued mineral licenses, as well as Canadian mining claims.

Costs for reclaiming roads for access and drill programs can become expensive, but to date our programs have been small and helicopter-supported, obviating the need for access roads. However, should we mount larger programs, such costs could vary from a few hundred to a few thousand dollars per drill hole site. Whereas roads will not be built until our exploration programs are more advanced, drill road reclamation costs will vary according to the amount of road construction, which we cannot estimate at this time. Once a plan of exploration has been submitted and where drill holes or access roads will be undertaken, we will be required to post reclamation bonds. It is difficult to estimate what the cost of such bonds will be, since the bonding requirements are unique to the proposed exploration plan. However, it is a reasonable assumption that in some circumstances these bonds may be a significant percentage of the exploration costs.

WEATHER

Our properties are located in the northern United States and Canada, and thus weather may play a role in the cost of implementing an exploration program. In the United States, our properties are located in National Forests, where access roads are often poorly maintained. With high rainfall, for example, there may be some chance of washouts occurring on roads, which could prevent access to some of, or portions of, the properties. Forest fires could lead to government agencies’ restricting or even closing access to our properties such as they did at Stillwater in 2006. Such closures would prevent us from undertaking planned exploration programs and require those programs to be postponed. Harsh winter conditions may preclude planned winter access of our properties and/or reduce the effective summer field season. In Canada, mild winter conditions could preclude us from performing winter work programs where such programs depend upon a winter freeze up of lakes to provide access to the property (especially for drilling purposes).

EMPLOYEES

We have one full time employee, our President & CEO, Thomas Loucks.

ITEM 2. DESCRIPTION OF PROPERTY

Location maps for the Company projects may be found at the end of this section. Certain terms used in this section are defined in the glossary, also found at the end of this section.

We currently hold a 1% Net Smelter Returns royalty interest on an operating gold mine in Chile, own two PGE projects in Wyoming (currently leased out) and Saskatchewan, are acquiring a 50% interest in a third PGE-and-base metals project located at Stillwater, Montana, and hold a joint venture interest in a uranium project in Saskatchewan, Canada.

Property (1)	Location	Acres	Work Performed	Calendar 2007 Exploration Budget (2)	Ownership / Interest
Stillwater (3)	Stillwater, Montana	1,400	$135,000 diamond drilling program.	$640,000	0%

Lake Owen (4)	Wyoming	12,020	$15,000 magnetic survey and field geology.	RMP budgeted $200,000	100%

Peter Lake (5)	Saskatchewan, Canada	14,781 ha or 36,500 ac	2005 Geological recon- naissance ($US117,000), claim group expanded ($US88,000).	$Nil	100%

Cree Lake (6)	Saskatchewan, Canada	4,224 ha or 10,438 ac	Acquired September 2004 - October 2004. Effective December 2004, Nuinsco Resources became operator and earned a 50% interest. Identified uranium targets and performed follow-up drilling during fiscal year 2005 worth $US 360,000.	Nuinsco Resources budgeted $C 1 million for 2006	100%

Ancadollo, Chile	Andacollo, Chile	1,200 ha or 2,965 ac	Evaluation and acquisition.	Not relevant.	1% royalty

Total		29,401		$640,000

(1)
Our United States and Saskatchewan property interests are in the form of lode mining claims. At Lake Owen and at Peter Lake, we control 100% of the mineral rights to our unpatented claims. At Cree Lake, we lease one unpatented mining claim, own two others, and claims owned by our partner, Nuinsco Resources, fall within an area of influence and thus will be subject to our joint venture agreement. At Stillwater, we are spending money to earn a 50% interest in both patented and unpatented mining claims leased by Aurora Metals (BVI) Limited (“Aurora”) from an underlying third party. At Andacollo, we own no claims but hold a royalty interest in all claims belonging to the mining operation. The viability of unpatented mining claims is dependent upon inherent uncertainties and conditions which relate to:

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

e.	Possible conflicts with other claims not determinable from descriptions of record.

(2)	Our exploration budget will be funded from debt and equity financings.

(3)
We may acquire a 50% interest in Aurora’s Stillwater project by spending $2 million over 5 years beginning January 1, 2005. We have spent approximately $368,000 in qualifying expenditures to date and thus have not yet vested any interest in the Stillwater project. Our 2006 program was plagued by forest fires and then snow, such that we will underspend the work requirement for calendar 2006. The Company has informed Aurora that it has declared Force Majeure relating to the 2006 work program. To maintain our right to earn 50% in this project, the Company must have spent a cumulative $500,000 by December 31, 2006, and thus we may add the deficiency of $140,000 to next year’s commitment of $500,000.

(4)
Effective June 1, 2006, Trend has leased the Lake Owen project to RMP Resources, a private company which has become operator of the project. RMP must spend $200,000 over the 12 month period June 1, 2006-May 31, 2007 to keep the project. As long as RMP’s lease is effective, Trend will have no further costs related to this project.

(5)
Trend is attempting to market Peter Lake and find a partner to explore it. The 2005 work program resulted in Trend being able to hold much of the property for another year without having to spend more. Trend does not expect to spend exploration funds at Peter Lake.

(6)
At Cree Lake/Diabase Peninsula, Nuinsco is operator and has paid all costs totaling in excess of $CDN 1 million through May, 2006 and thus has vested its 50% interest. Trend is not currently funding its 50% of this program, and thus technically Trend’s ownership interest will dilute as Nuinsco spends new funds. However, should Nuinsco make a discovery, Trend can recapture its 50% interest by reimbursing Nuinsco for all of Trend’s unpaid expenditures plus a 40% one time penalty whenever Nuinsco determines to take the project into development.

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

In Saskatchewan, the Company holds its mineral interests by unpatented mining claims as well, but maintenance of such mining claims depends upon conducting annual work programs or paying an equivalent fee at the present rate of $C12/hectare commencing the second year of tenure following acquisition of the claim. Each claim has an anniversary date depending on when it was staked, and work can be grouped among contiguous claims as long as each such grouping is less than 10,000 hectares.

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

The table below details the annual fees and any work commitments required to retain title to each of the Company’s properties (for Cree Lake, the fees documented below pertain only to claims we directly controlled):
PROPERTY	FEDERAL FEES		COUNTY FEES		PROVINCIAL FEES $C		ASSESSMENT WORK $US
Stillwater	$8,875	(1)	$	nil		N.A.	N.A.
Lake Owen (2)	N.A.			N.A.		N.A.	N.A.
Peter Lake (3)	N.A.			N.A.	$	C177,372	$159,064
Cree Lake (4)	N.A.			N.A.	$	C50,688	$45,456
Andacollo	N.A.			N.A.		N.A.	N.A.
Total	$8,875			nil	$	C228,060	$204,520

(1)	Plus $675/month in calendar 2006 - and $1,102.50 thereafter - until Trend earns its 50% interest, --in advance minimum royalty payments to underlying owners.

(2)	Lake Owen was leased by RMP Resources effective June 1, 2006, and there will be no further liability as long as they maintain their lease in good standing.

(3)	Trend will either find a partner for Peter Lake and/or spent sufficient funds in 2006 to hold most of the property for 2007.

(4)	The Cree Lake obligation will be satisfied by our partner, Nuinsco.

INSURANCE

Because Trend’s properties are either exploration stage projects or royalty interests, the Company does not currently carry insurance on any of its properties on an ongoing basis. We normally purchase liability insurance during drilling programs .

STILLWATER PROJECT, MONTANA

In February, 2005, the Company and Aurora Metals (BVI) Limited entered into a joint venture agreement to explore for platinum group metals (“PGM” mineralization) as well as copper and nickel on certain claims covering portions of the Stillwater layered intrusive complex in Montana. Trend immediately took control of the project and has been operator of the exploration program on these claims since that time.

Layered intrusions such as Stillwater are known for hosting PGM mineralization, chrome, iron, copper-nickel and other metals in certain favorable layers of the massive rock body, and Stillwater itself is best known as the location of the largest platinum-palladium mining operations located outside of the Bushveld complex - a similar suite of rocks - in South Africa. Operated by Stillwater Mining Company (“SMC”), the Stillwater operation produces at an annual rate of approximately 800,000 ounces (combined platinum and palladium) per year. Our claims lie adjacent to SMC’s operations.

Under the terms of the joint venture agreement, we are the operator during the exploration phase of the venture and can earn 50% in the project by spending $2 million over 5 years, beginning January 1, 2005. Pursuant to the agreement, we committed to spend $100,000 during the first year, $400,000 during the second year and $500,000 during each of the remaining three years. Under the agreement, we also paid to Aurora 50,000 shares of our common stock on February 17, 2005; $20,000 cash and 20,000 shares on January 2, 2006; and we are obligated to pay Aurora an additional $20,000 in cash or stock on subsequent anniversary dates until we have spent a total of $2 million including work expenditures. Once we have paid Aurora the $2 million under the Agreement, a 50-50 joint venture company will be formed by the two companies to operate and further develop the project. The Trend-Aurora arrangements are subject to terms of two underlying agreements with the original claim owners.

Through September 30, 2006, we have spent $368,000 in qualifying work expenditures for a total paid to Aurora of $385,000. We intend to spend at least $640,000 during the calendar year 2007.

Location and Access

Mining claims belonging to the Trend-Aurora Joint Venture at Stillwater lie approximately 90 miles west-southwest of Billings or 45 miles southwest of Columbus, Montana.

Title Status

The Stillwater property we lease consists of portions of 60 unpatented and 17 patented mining claims covering approximately 1,400 acres. Because we are acquiring 50% of certain claims, we reimburse Aurora Metals only for holding costs related to the claims in which we can acquire a 50% interest, or approximately 59% of the total land package. We may acquire a 50% interest in the Stillwater project, owned by Aurora Metals, by spending $2,000,000 over 5 years. However, we do not currently own any interest in the Stillwater project. The lease will expire on January 1, 2010 unless we earn an interest in the joint venture.

We do not own any plant or equipment relating to the project. If such plant and equipment is needed, we will procure the equipment from third party contractors. The portable drills that we contracted for this property use diesel fuel. All other equipment uses power produced by generators.

Exploration History

The Stillwater Complex is a large layered intrusive rock body which hosts a number of deposits and occurrences of platinum, palladium, copper, nickel, chrome, and minor gold mineralization. The producing Stillwater mine is the world’s largest producer, according to Stillwater’s annual report, of platinum and palladium outside South Africa and produces approximately 800,000 ounces of these metals annually. Exploration in the district dates back over 100 years and most of the district was acquired by the Mouat family, ranchers and farmers who lived nearby. Stillwater became a site of chromite production during World War II, and then, in the 1970s and 1980s, there was extensive exploration on claims owned mostly by the Mouats but conducted by Anaconda Copper Corporation, Johns-Manville, Chevron Resources and others to locate the horizon where mineralization similar to that in South Africa could occur. Johns-Manville and Chevron wound up with the now-producing horizon and Anaconda came away with similar ground with potential not only for platinum and palladium but also for copper, nickel and chrome. Anaconda was subsequently acquired by ARCO and exited the minerals business, but the Anaconda mining claims have been handed down over the past 20 years through a chain of related junior companies and are now held by Aurora. Most of the patented and unpatented mining claims held by Aurora, and the portions we now lease from Aurora, are leased from descendants of the original Mouat family. The ground we are exploring hosts known deposits of copper-nickel mineralization as well as occurrences of platinum and palladium. We do not lease the historic chromite workings.

Between 1966 and 1979, Anaconda explored nickel-copper-cobalt occurrences at the Mouat Mine area on ground we now lease. The most extensively drilled resource was the Mouat nickel-copper deposit where 126 core holes were drilled on a 100-foot by 100-foot grid, totaling 108,600 feet, followed by 1,547 feet of exploratory development.

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

During the summer of 2005, Trend had become operator and completed three diamond drill holes on this property. The first hole, MV05-1, designated to test the historic Mouat nickel-copper resource, was lost in alluvium and landslide material before it could encounter bedrock. The third hole, MV05-3, targeted PGM mineralization in the NYE Basin east of the Mouat resource but was terminated when we realized it had passed beneath the target. The second hole, MV05-2 (TD 600 feet), was targeting the source of a geophysical anomaly which could signify potential for associated platinum-palladium mineralization. The hole intersected prospective mineralogy (magnetite (>10%) and olivine) at depths of 300-350 feet. All three areas warrant further work.

During the winter of 2005-2006, we retained Derry, Michener, Booth, & Wahl to calculate a manual estimate of the Mouat mineralization and to advise Trend whether the mineralization warrants serious follow-up. DMBW’s February estimate suggests a potentially viable project at today’s nickel and copper price levels.

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

Exploration Plans

In fiscal year 2006, we intended to spend an estimated $500,000 on a drilling, sampling, and exploration program to continue the search for larger concentrations of copper, nickel, platinum and palladium. This program was foreclosed first by forest fires and finally by drifts of snow. The 2007 program will require expenditures of $640,000 and is planned to involve a re-examination and new drilling within the recognized Mouat resources or possible extensions, thereto. In addition, if re-examination of historical evaluations of the Mouat nickel-copper resource demonstrates that the deposit could be viable at today’s metal prices, we may escalate work at Stillwater to incorporate a second, simultaneous but larger effort on the Mouat. However, because this property is without any known reserves, all programs are exploratory in nature.

LAKE OWEN, WYOMING

Effective June 1, 2006, Trend leased the Lake Owen project to RMP Resources, a private company. RMP must spend $5 million to vest its ownership interest, after which Trend will receive a 3% net smelter returns royalty. RMP will pay Trend $35,000 in advance minimum royalties per year prior to earning in as well as undertaking to pay all underlying BLM and County filing fees. Minimum annual work commitments for 2006-2007 will total $200,000, escalating to $350,000 in 2007-2008 and $500,000 per year thereafter.

Location and Access

The Lake Owen platinum group metals and magnetite property is located in Albany County, Wyoming, in the Medicine Bow-Routt National Forest. It was expanded in 1999 when Trend staked the adjoining Albany claims; henceforth, these projects are jointly referred to as “Lake Owen.” The Lake Owen property is approximately 40 miles southwest of Laramie, Wyoming.

Title Status

We hold the Lake Owen and adjoining Albany properties by 601 unpatented mining claims. The project was acquired in March 2002 from predecessors in interest and remains subject to a 4% net profits interest royalty covering these claims. This property has cost us a cumulative total of $2,413,960 through September 30, 2006, net of RMP’s $35,000 payment on signing its lease.

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

During 2004, Trend commissioned Pincock, Allen, & Holt (“PAH”) in Denver to conduct a bench study to determine whether the Company’s existing drill and surface data suggested potential for economic iron-titanium-vanadium mineralization. Results of this study were mixed but not altogether discouraging; whereas the Bushveld’s beds of essentially pure magnetite are economic, the limited Chevron data indicated grades of 12% magnetite. At levels of 12% magnetite, PAH believes that a mining operation could break even, but there would be no further revenues to repay capital investment or generate a return on investment. We now hope that RMP may pursue both PGM exploration as well as searching for smaller zones of higher grade magnetite which might support a stand alone mining operation. However, because there are no known reserves on this property, present plans are exploratory in nature.

During 2005, Trend initiated ground magnetic geophysical surveys over the property in an effort to understand where higher grade concentrations of magnetite might occur (with, in turn, potential for higher grade concentrations of ilmenite and vanadium), and also to better understand the structure of the layered intrusion in order to better understand the locus of potential PGE mineralization. These studies were continued into fiscal 2006.

RMP Resources leased the property from Trend in June of 2006 and have not yet reported on results of their work this season.

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

Four separate zones of anomalous platinum group metals mineralization and at least two zones of magnetite mineralization have been identified at Lake Owen by mapping and airborne geophysical surveys, respectively. The upper PGM zone has been traced for about six miles along strike. The middle PGM zone is about 1,500 feet stratigraphically below the upper zone, while the lower PGM zone is situated approximately 5,500 feet stratigraphically below the upper zone. Surface geochemical sampling identified one additional PGM zone, although the outcrop exposure in this fourth zone is limited and the extent of the anomaly has not yet been defined. Trend initiated but, prior to leasing the project to RMP Resources, had not completed geophysical surveys relating to the magnetic anomalies in direct respect to magnetite mineralization.

Exploration Plans

Effective June 1, 2006, Trend has leased the Lake Owen project to RMP Resources as described above. RMP must spend $200,000 on Trend’s claims in the coming twelve months and expects to conduct surface geological studies as well as a thorough examination of the Chevron drill core, all of which is in Trend’s possession. We hope and anticipate that new drilling at the project will commence in 2007.

DIABASE PENINSULA, CREE LAKE AREA, SASKATCHEWAN, CANADA

The Athabasca Basin is the locus for intensive uranium exploration activity by both junior exploration companies and large uranium producers. In September of 2004, we entered into a program to explore for uranium in Saskatchewan by acquiring exploration rights in the Cree Lake area of the Athabasca Basin, and subsequently we announced in October and December that we acquired additional lands located farther to the southwest along the same mineralized trend. We also announced on December 14, 2004 that Nuinsco Resources Limited had entered into an agreement to earn 50% in our interests by spending $C 1 million over three years and taking over the day to day management of the exploration of these claims. Nuinsco expended this amount by May of 2006 and vested its interest.

Our land position covers Diabase Peninsula and adjacent acreage located along the western margin of Cree Lake. The claim block is situated along the contact of the Mudjatik and Virgin River Domains, two geological provinces in northern Saskatchewan. This contact zone is manifested by the graphite-bearing Cable Bay Shear Zone, a major structure believed to control the location of important uranium occurrences in this area of the Athabasca Basin. Diabase Peninsula - and our land position - is known to contain hydrothermally altered boulders of sandstone as well as being characterized by geophysical anomalies suggestive of a graphitic conductor at depth. Both the altered boulders and the conductor are considered to be typical signs of potential uranium mineralization.

Location and Access

The Diabase Peninsula uranium property is located along the western shore of Cree Lake, approximately 570 kilometers (350 miles) due north of Saskatoon. The property is accessible only by floatplane or helicopter.

Title Status

The Diabase Peninsula property consists of eight mining claims covering 18,646 hectares (72 square miles). The central three mining claims cover 4,224 hectares (16 square miles), two of which we own outright and one of which was leased in October 2004 from a Canadian individual. The two claims owned by us require a minimum work commitment (or government fee in lieu of work) of $C30,516 ~($US 27,366) per year. The claim that we leased was staked in 2001 and carries a minimum work commitment (or fee) of $C20,172 ($US18,090) per year. Going forward, Nuinsco will conduct the exploration on the three claims. Regardless of what Nuinsco spends on claims staked by Nuinsco, Nuinsco will be obligated to cover the annual work commitment for Trend’s two claims and the third claim we lease for a total of $C50,688 (~$US45,456). Under terms of the agreement, the five claims which were staked by Nuinsco fall within a 10 kilometer area of influence and thus any mineralization found on Nuinsco’s claims will belong to the joint venture, but any expenditures made on Nuinsco claims will not apply to the work commitment required on our three claims.

Terms of the Diabase Peninsula Lease required that, in addition to the work commitment or government fee, we were to make payments to the owner of $C15,000, $C20,000, and $C30,000, respectively, in cash or stock, on September 2 of each of the first three years. We have made all three payments. We may exercise our right to purchase the claim for $C 11 million any time during the first eight years of the option, at which time the claim remains subject to a 3% gross royalty on any and all minerals produced. Under the terms of the Nuinsco agreement, Nuinsco has become obligated to maintain the lease and, to offset the payments to the underlying owner, Nuinsco paid us 212,500 shares of Nuinsco common stock, net of 15% Canadian withholding taxes. This lease expires on September 2, 2012.

This property has cost us a cumulative total of approximately $83,250 through September 30, 2006. The value of the Nuinsco shares at September 30, 2006, was $US 71,550, such that the Company’s net basis in the project at September 30, 2006, was $US 11,700.

Exploration History

The Athabasca Basin of Saskatchewan is the premier uranium exploration district in the world because its uranium deposits are extremely high grade, a full order of magnitude greater than all other types of deposits1 . Such deposits occur at the paleo-horizon (unconformity) between underlying Proterozoic basement rocks and overlying sandstones of the Athabasca Formation. The basement rocks often contain structures and horizons bearing graphite, which in turn are believed to control uranium deposition and may also serve as a guide to such mineralization during geophysical prospecting from the surface.

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

1 Saskatchewan Geological Survey, 2003, Geology and Mineral and Petroleum Resources of Saskatchewan, Miscellaneous Report 2003-7, p. 78 and 84.

Geology and Mineralization

The claim block is situated along the contact of the Mudjatik and Virgin River Domains, two important geological provinces in Saskatchewan. The contact zone between these domains is manifested by the graphite-bearing Cable Bay Shear Zone, a major structure which it is believed could control the location of important uranium occurrences in this area of the Athabasca Basin.

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

Exploration Plans

Nuinsco completed both ground and airborne geophysical programs as well as geochemical prospecting during 2005 designed to identify uranium targets for drilling mainly in 2006. According to Nuinsco, results of geochemical and geophysical programs were very encouraging in that concordant anomalies were found in each survey, reinforcing the merits of drilling. The normal mode of operation in northern Saskatchewan, in remote areas such as Cree Lake, is to drill in winter so that heavy equipment may be mobilized over winter roads and frozen lakes. Drilling commenced in December 2005. Drilling expenditures resulted in Nuinsco’s vesting its 50% interest during the second calendar quarter of 2006. Nuinsco proposed a $C 1 million budget for the balance of 2006, and Trend declined to participate. Nuinsco has not yet proposed a budget for 2007, but has announced that it plans a significant drilling program. Our reason for declining to participate is that, as attractive as this target is, it represents very expensive and high risk exploration, and, in the event that Nuinsco makes a discovery, Trend will have a one time opportunity to regain our 50% interest by repaying the expenditures we otherwise would have made plus paying a 40% penalty.

PETER LAKE, SASKATCHEWAN, CANADA

The Peter Lake Domain is recognized to host known occurrences of copper-nickel and platinum-palladium mineralization. This area, including our claim block, was the scene of a major federal/provincial geological research program designed to support mineral exploration during the 2001-2005 period. Trend visited with Geological Survey of Canada and Saskatchewan Geological Survey geologists, geophysicists, and geochemists in the field during their 2004 program and then, during the summer of 2005, we executed a broad reconnaissance program to search for extractable concentrations of platinum group metals, copper, nickel, and gold mineralization.

Location and Access

The property is located immediately west of Reindeer Lake in northern Saskatchewan, Canada, approximately 190 miles north/northeast from La Ronge. There are no roads to Peter Lake, and thus access is primarily by float plane and then on foot or by canoe.

Title Status

The Peter Lake property now consists of seven mining claims covering 14,781 hectares (~36,500 acres or ~57 square miles) This property has cost Trend a total of $US205,700 in exploration, staking expenses, and recording fees through September 30, 2006. Saskatchewan has an incentive program whereby a variable amount of expended funds is refunded, depending on the number of companies applying for the program. In 2005-2006 we received refunds totaling $9,850, thereby bringing our cost basis down to $195,850.

Our position at Peter Lake evolved as follows:

In August 2000, we staked five claims comprising about 26,253 hectares (101 square miles) in northern Saskatchewan. In 2002, we allowed these claims to lapse and subsequently restaked them plus one additional claim comprising 5,543 hectares (21 square miles).

In October of 2004, we recognized that important sites of potential mineralization lay slightly west of its existing claim block. Trend expanded its Peter Lake Project by acquiring 3 claims. Because we had not spent sufficient funds in 2004 to hold all of its earlier claims, and because of competitor activity adjacent to Trend’s northeastern most claims, we paid a fee in lieu of work to hold one of its early claims, staked four new claims, and let the remainder of the earliest claims lapse. At this point, Trend held eight claims comprising 20,324 hectares (~50,220 acres or ~78 square miles).

Assessment work based on the 2005 field program was used to hold all but one of the claims such that at September 30, 2006, Trend holds seven claims at Peter Lake comprising 14,781 hectares (~36,500 acres or ~57 square miles). We continue to try to market the project to potential joint venture partners. In the absence of any partnership, four of Trend’s claims totaling 9,929 hectares will lapse in August of 2007 and the remainder will lapse in January of 2008.

Exploration History

The Peter Lake claims control a portion of the Peter Lake Domain, a geologic province which is known to host the second largest mafic layered intrusive complex in North America; in turn, this suite of rocks is recognized to host known occurrences of copper-nickel and platinum-palladium mineralization. In 1982, exploration geologists from a number of mining and oil companies discovered copper, nickel, platinum, and palladium in grab samples from trenches widely located over a strike length of approximately 81 miles. However, while individual showings are rich enough to be considered economic, in and of themselves, none have yet proven sufficiently extensive to contain a resource with potentially extractable mineralization. Thus, this property is without any known reserves and any plans or programs for this property are exploratory in nature. Our reconnaissance exploration program during 2005 covered much of our claim group and resulted in initial follow-up of some of Trend’s known prospective ground as well as follow-up of occurrences previously identified by others.

Geology and Mineralization

The Peter Lake complex, with a length of 180 kilometers (approximately 112 miles) and a width of 30 kilometers (approximately 19 miles), is the second largest layered intrusive complex in North America, after the Duluth Gabbro. The geology is often obscured by tundra, muskeg, and forest cover, but nevertheless the area is recognized for its copper-nickel-platinum-palladium potential, based upon both the local geology which is favorable for this type of mineralization and also upon the scattered but attractive occurrences of these metals. So much so, in fact, that in the past four years there has been a joint venture between the Geological Survey of Canada and the Saskatchewan Geological Survey to spend several million dollars (CDN) on the belt of rocks which centers over Trend’s claims. The information gathered by this program was released in May, 2005, and we were able to benefit from the many geophysical maps released in order to guide the 2005 summer exploration program.

Exploration Plans

Our broad reconnaissance program in 2005 expended $130,000 in direct expenditures. Trend’s geological studies, including mapping and surface sampling, served to highlight both the potential of the ground as well as the high cost of exploring it. We conducted no field work in fiscal year 2006 and plan no field work in fiscal year 2007. We hope that the results of our focused 2005 field work will entice a strong industry partner to join the program and fund it going forward.

Andacollo, Chile

During the fourth quarter of 2005, Trend entered into negotiations to purchase 100% of Compania Minera Dayton (“CMD”), a Chilean corporation that owns and operates the Andacollo Mine in Chile. On September 20, 2005, Trend bought 30% of the corporation’s shares (and effectively 30% of the aforementioned mine) while a separate group of investors purchased the remaining 70% on the same date.

We paid an initial $900,000 in cash for the acquisition. We also paid out additional related expenses for which it was to be repaid 70% by the other investors. Before the end of the year, the investor group bought Trend’s 30% stake in exchange for cash of $1,122,975, a 1% net smelter returns royalty, and a 30% back-in right exercisable through April 1, 2006. We received the cash portion of the purchase price during the quarter ended December 31, 2005. As a result of this transaction, we recognized a gain of $69,804 and retains a 1% net smelter returns royalty. We did not exercise the 30% back-in right.

The final operating permits for the mine were obtained on December 27, 2005, and it became fully operational during the second quarter of 2006. Trend is contractually entitled to receive 1% of gold revenues from the mine in monthly installments, subject to a 35% Chilean withholding tax. Since the commencement of gold production, Trend has recognized $134,398 of gross royalty income through September 30, 2006.

LOCATION MAPS

Figure 1. Stillwater Project, Montana and Lake Owen, Wyoming

Figure 2. Diabase Peninsula, Cree Lake Area, Saskatchewan, Canada

NORTHWEST TERRITORIES
Uranium City
Fond du Lac
Stone Rapids
REINDEER LAKE
CREE LAKE
Southend
MANITOBA
La Ronge
ALBERTA
SASKATCHEWAN
Pierceland
Meadow Lake
Prince Albert
Lloydminster
Melfort
North Battleford
Wakaw
Saskatoon
Foam Lake
Rosetown
Watrous
Yorkton
Regina
Swift Current
Moose Jaw
Maple Creek Hills
Weyburn
Estevan
CANADA
USA
0
200 km

Figure 3. Andacollo, Chile

PACIFIC OCEAN
BAY OF COQUIMBO
LA SERENA
RUTA 41
COQUIMBO
TO EL INDIO MINE
WATER WELLS
EL PEÑON
RUTA D-51
RUTA 5
RUTA 43
MAITENCILLO
LA COLORADA
ANDACOLLO
N-6690000
N-6670000
N-6650000
E-280.000
E-300.000
PERU
BOLIVIA
MAR DE CHILE
ARGENTINA
SANTIAGO
MAIN ROADS
RAVINE (WATER COURSE)
RAILROAD TRACKS
WATER PIPELINE
AIRPORT
HIGH VOLTAGE POWER LINE
DAYTON PROPERTY

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

EXCHANGE RATE - $C/$US: Many of the Company’s expenses occur in Canadian dollars. Where obligations are cited herein, the Canadian obligation will be quoted and then translated into US currency at the rate prevailing on or about September 30th, 2006: $C1.1151 per US dollar.

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

RISKS RELATED TO OUR BUSINESS

We have had no production history since the 1980s. As such we do not know if we will ever generate revenues. If we do not, you may lose your investment.

While we were incorporated in 1968, we have no history of producing minerals. We have not developed or operated a mine since the 1980’s, and we have no operating history upon which an evaluation of our future success or failure can be made. We currently have no mining operations of any kind. Our ability to achieve and maintain profitable mining operations is dependent upon a number of factors, including:

•	our ability to locate an economically feasible mineral property; and

•	our ability to either attract a partner to operate, or to successfully build and operate mines, processing plants and related infrastructure ourselves.

We are subject to all the risks associated with establishing new mining operations and business enterprises. We may not successfully locate potential mining properties, establish mining operations or profitably produce platinum group or other metals at any of our properties. As such, we do not know if we will ever generate revenues. If we do not generate revenues, you may lose your investment in our common stock.

We have a history of losses which we expect to continue into the future. If we do not begin to generate revenues or find alternate sources of capital, we will either have to suspend or cease operations, in which case you will lose your investment.

As an exploration company that has no production history, we continue to incur losses and expect to incur losses in the future. As of September 30, 2006, we had an accumulated deficit during our exploration stage of $ 14,565,727, and a pre-exploration stage deficit of $558,504. We may not achieve or sustain profitability in the future. If we do not begin to generate revenues or find alternate sources of capital, we will either have to suspend or cease operations, in which case you will lose your investment.

Because we are an exploration stage company, we are sensitive to risks inherent in the mining industry, we may have to suspend or cease operations in which case you will lose your investment.

As an exploration stage company, our work is highly speculative and involves unique and greater risks than are generally associated with other businesses. We cannot know if our properties contain commercially viable ore bodies or reserves until additional exploration work is done and an evaluation based on such work concludes that development of and production from the ore body is technically, economically and legally feasible. We are subject to all of the risks inherent in the mining industry, including, without limitation, the following:

•
Success in discovering and developing commercially viable quantities of minerals is the result of a number of factors, including the quality of management, the interpretation of geological data, the level of geological and technical expertise and the quality of land available for exploration;

•
Exploration for minerals is highly speculative and involves substantial risks, even when conducted on properties known to contain significant quantities of mineralization, and most exploration projects do not result in the discovery of commercially mineable deposits of ore;

•
Operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change and are becoming more stringent and costly to comply with;

•
A large number of factors beyond our control, including fluctuations in metal prices and production costs, inflation, the proximity and liquidity of precious metals and energy fuels markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection, and other economic conditions, will affect the economic feasibility of mining;

•
Substantial expenditures are required to establish proven and probable ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities; and

•
If we proceed to the development stage of a mining operation, our mining activities could be subject to substantial operating risks and hazards, including metal bullion losses, environmental hazards, industrial accidents, labor disputes, encountering unusual or unexpected geologic formations or other geological or grade problems, encountering unanticipated ground or water conditions, cave-ins, pit-wall failures, flooding, rock falls, periodic interruptions due to forest fires, inclement weather conditions, blizzards, or other unfavorable operating conditions and other acts of God. Some of these risks and hazards are not insurable or may be subject to exclusion or limitation in any coverage which we obtain or may not be insured due to economic considerations.

As a result of all of these factors, we may run out of money, in which case we will have to suspend or cease operations which could result in the loss of your investment.

Our future activities could be subject to environmental laws and regulations which may materially adversely affect our future operations in which case our operations could be suspended or terminated and you could lose your investment.

We, like other exploration companies operating worldwide, are subject to a variety of federal, provincial, state and local statutes, rules and regulations in several countries designed:

•	to protect the environment, including the quality of the air and water in the vicinity of exploration, development and mining operations;

•	to remediate the environmental impacts of those exploration, development and mining operations;

•	to protect and preserve wetlands and endangered species; and

•	to mitigate negative impacts on certain archeological and cultural sites.

We are required to obtain various governmental permits to conduct exploration at our properties. Obtaining the necessary governmental permits is often a complex and time-consuming process involving numerous U.S. or Canadian federal, provincial, state, and local agencies. The duration and success of each permitting effort is contingent upon many variables not within our control. In the context of permitting, including the approval of reclamation plans, we must comply with known standards, existing laws, and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and the interpretation of the laws and regulations implemented by the permitting authority. Currently, three or four months are generally required to obtain the necessary permits required to conduct small-scale drilling operations. The failure to obtain certain permits or the adoption of more stringent permitting requirements could have a material adverse effect on our business, operations, and properties in that we may not be able to proceed with our exploration program which will result in the loss of your investment.

Federal legislation and implementing regulations adopted and administered by the U.S. Environmental Protection Agency, Forest Service, Bureau of Land Management, Fish and Wildlife Service, Mine Safety and Health Administration, and other federal agencies, and legislation such as the Federal Clean Water Act, Clean Air Act, National Environmental Policy Act, Endangered Species Act, and Comprehensive Environmental Response, Compensation, and Liability Act, have a direct bearing on U.S. exploration, development and mining operations. For example, Bureau of Land Management regulations applicable to activities and operations on unpatented mining claims make small-scale (disturbing less than 5 acres of surface) exploration activities more expensive, by requiring bonding in the amount of 100% of the anticipated reclamation costs. The enactment of these regulations will make the process for preparing and obtaining approval of a plan of operations much more time consuming, expensive, and uncertain. New plans of operation will be required to (i) include detailed baseline environmental information, and (ii) address how detailed reclamation performance standards will be met. In addition, all activities for which plans of operation are required will be subject to a new standard of review by the Bureau of Land Management, which must make a finding that the conditions, practices or activities do not cause substantial irreparable harm to significant scientific, cultural, or environmental resource values that cannot be effectively mitigated. Due to the uncertainties inherent in the permitting process, and particularly as a result of the enactment of the new regulations, we cannot be certain that we will be able to timely obtain required approvals for proposed activities at any of our properties in a timely manner, or that our proposed activities will be allowed at all.

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

Compliance with statutory environmental quality requirements described above may require significant capital outlays, significantly affect our earning power, or cause material changes in our intended activities. Environmental standards imposed by federal, state, or local governments may be changed or become more stringent in the future, which could materially and adversely affect our proposed activities. As a result of these matters, our operations could be suspended or cease entirely, in which case you could lose your investment.

Title to our mineral properties may be defective. If our title is defective we will not be able to explore for mineralized material. This could cause us to cease operations or terminate operations in their entirety in which case you will lose your investment.

The interests in our properties located in the United States are generally in the form of unpatented mining claims, with a few exceptions, such as the Stillwater project. Unpatented mining claims are unique property interests, in that they are subject to the paramount title of the United States of America and rights of third parties to uses of the surface and to minerals within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to matters such as:

•	The existence and sufficiency of a discovery of valuable minerals, required under the U.S. 1872 Mining Law to establish and maintain a valid unpatented mining claim;

•	Proper posting and marking of boundaries in accordance with the 1872 Mining Law and applicable state statutes;

•	Whether the minerals discovered were properly locatable as a lode claim or a placer claim;

•	Whether sufficient annual assessment work has been timely and properly performed; and

•	Possible conflicts with other claims not determinable from descriptions of record.

The validity of an unpatented mining claim also depends on (1) the claim having been located on unappropriated federal land open to appropriation by mineral location, which is the act of physically going onto the land and making a claim by putting stakes in the ground, (2) compliance with the 1872 Mining Law and applicable state statutes in terms of the contents of claim location notices or certificates and the timely filing and recording of the same, and (3) timely payment of annual claim maintenance fees (and the timely filing and recording of proof of such payment). In the absence of a discovery of valuable minerals, the ground covered by an unpatented mining claim is open to location by others unless the owner is in actual possession of and diligently working the claim. We are diligently working and are in actual possession of all our properties. The unpatented mining claims we own or control may be invalid or the title to those claims may not be free from defects. In addition, the validity of our claims may be contested by the federal government or challenged by third parties. If any of the foregoing occur, we may not be able to proceed with our exploration program. This means that our operations could be suspended or terminate in which case you will lose your investment.

Future legislative and administrative changes to the mining laws could prevent us from exploring our properties which could result in termination of our operations and a loss of your investment.

New laws and regulations, amendments to existing laws and regulations, administrative interpretation of existing laws and regulations, or more stringent enforcement of existing laws and regulations, could have a material adverse impact on our ability to conduct exploration, development, and mining activities. For example, during the 1999 legislative session, legislation was considered in the U. S. Congress which proposed a number of modifications to the Mining Law of 1872, which governs the location and maintenance of unpatented mining claims and related activities on federal land. Among these modifications were proposals which would have imposed a royalty on production from unpatented mining claims, increased the cost of holding and maintaining such claims, and imposed more specific reclamation requirements and standards for operations on such claims. None of these proposed modifications was enacted into law, but the same or similar proposals could be enacted by Congress in the future. In addition, as discussed above, the Bureau of Land Management finalized revised federal regulations which govern surface activities (including reclamation and financial assurance requirements) on unpatented mining claims (other than those located in a National Forest, which are governed by separate, but similarly stringent, Forest Service regulations). Those regulations are more stringent than past regulations, and may result in a more detailed analysis of, and more challenges to, the validity of existing mining claims; will impose more complex permitting requirements earlier in the exploration process; and will be more costly and time-consuming to comply with than existing previous regulations. Further, the new regulations could cause us to terminate our operations and you could lose your investment. Any change in the regulatory structure making it more expensive to engage in mining activities could cause us to cease operations, resulting in a loss of your entire investment.

Use of the surface of our unpatented mining claims is subject to regulation, the cost of compliance with which could prohibit us from proceeding with exploration.

Any activities which we conduct on the surface of our unpatented mining claims are subject to compliance with and may be constrained or limited by Bureau of Land Management or Forest Service surface management regulations (in addition to the environmental and other statutes and regulations discussed above). In addition, there are limits to the uses of the surface of unpatented mining claims, particularly for the types of facilities which would be ancillary to our mining operations, and both the Bureau of Land Management and the Forest Service have some degree of discretion in allowing the use of federal lands that might adjoin any of our unpatented mining claims for surface activities which we would need for exploration, development and mining operations. For example, in the past the Forest Service considered adoption of a “Roadless Initiative” which would have prohibited the construction of new roads or the re-construction of existing roads in 43 million acres of inventoried roadless areas within the National Forest System. All of our Wyoming and Montana properties (Lake Owen and Stillwater Spruce Mountain, and Albany) are located in the National Forest and may be impacted by such “Roadless Initiatives.” As a result, there can be no guarantee that we will be able to obtain the access necessary to conduct required exploration, development or ultimately mining activities on those properties. In addition, to the extent we progress towards the development of a mine at any of our properties, there may not be sufficient surface land available for the ancillary facilities necessary to develop the mine. Compliance with the foregoing regulations could be expensive, causing us to not develop certain areas.

We are insured against losses from our exploration programs when they involve the use of heavy equipment such as drill programs, but not for general reconnaissance. In the latter instance, if we are sued for damages as a result of our activities we may not be able to defend against such suits or have funds available to pay any judgment rendered against us.

We insure our exploration programs when heavy equipment is used, such as drill rigs. In other instances such as general reconnaissance programs, we do not insure against most commercial losses or liabilities which may arise from our exploration and other activities. Even if we obtain additional insurance in the future, we may not be insured against all losses and liabilities which may arise from our activities, either because such insurance is unavailable or because we have elected not to purchase such insurance due to high premium costs or for other reasons. Therefore, if a proceeding is initiated or a judgment is rendered against us, we may have to cease operations due to our inability to pay for such legal expenses or judgment.

We may not be able to raise the funds necessary to explore our mineral properties. If we are unable to raise such additional funds, we will have to suspend or cease operations in which case you will lose your investment.

We estimate that approximately $1,400,000 will be required to fund our operations for the next 12 months assuming minimal exploration activities and excluding the cost of acquisitions. Please see “Management’s Plan of Operation”.

We will need to seek additional financing to complete our exploration of any target properties. Sources of such external financing include future debt and equity offerings, and possible joint ventures with another exploration or mining company. Additional financing may not be available on terms acceptable to us. The failure to obtain such additional financing could have a material adverse effect on our results of operations and financial condition. We may not be able to secure the financing necessary to retain all of our property interests our properties or to sustain exploration activities in the future. If we cannot raise the necessary money to explore our properties, we will have to suspend or cease operations and you could lose your investment.

We have one full-time employee and are dependent on our directors, officers and third-party contractors.

We have one full time employee and rely heavily on the personal efforts and abilities of our officers and directors, most of whom devote less than all of their time and efforts to our operations. Because these individuals work for us only part-time, instances may occur where the appropriate individuals are not immediately available to provide solutions to problems or address concerns that arise in the course of our conducting our business and thus adversely affect our business. The loss of any one of these individuals could adversely affect our business. We do not maintain insurance on any of our officers or directors. We may not be able to hire and retain such personnel in the future.

Because the price of metals fluctuate, if the price of metals for which we are exploring decreases below a specified level, it may no longer be profitable to explore for those metals and we will cease operations.

Prices of metals are determined by some of the following factors:

•	expectations for inflation;

•	the strength of the United States dollar;

•	global and regional supply and demand; and

•
political and economic conditions and production costs in major metals producing regions of the world, particularly Russia and South Africa in the case of platinum group metals, Canada and Russia in the case of nickel, and the Pacific Rim countries and Africa in the case of copper.

The aggregate effect of these factors on metals prices is impossible for us to predict. In addition, the prices of platinum group metals are sometimes subject to rapid short-term and/or prolonged changes because of speculative activities. The current demand for and supply of platinum group metals affect platinum group metal prices, but not necessarily in the same manner as current supply and demand affect the prices of other industrial metals. The supply of platinum group metals primarily consists of new production from mining. If the prices of platinum group metals are, for a substantial period, below our foreseeable cost of production, we could cease operations and you could lose your entire investment. If the prices of nickel and copper become depressed by competitors bringing on sufficient new mines to meet increased global demand, then our projects may become uneconomic.

The probability of an individual prospect having reserves, as defined under the Securities Act Industry Guide 7, is extremely remote.

“Material reserves” is defined under Securities Act Industry Guide 7 as “that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.” The probability that an individual prospect will have material reserves, is extremely remote. There is a probability that all of our interests in prospects will not contain any material reserves and that all our exploration expenses may not be recovered.

The receipt of our gold royalty is subject to production risks and fluctuations in the price of gold.

The royalty payments that we receive from the Andacollo gold mine in Chile are subject to production risks and fluctuations in gold prices. Production risks include the particular attributes of the deposit, such as size, grade and proximity to infrastructure, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, land slides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in the operation of mines and the conduct of exploration programs.

We receive a royalty based on the price of gold when the gold is refined, approximately one month after it is produced at the mine. The gold is mined in Chile, transformed into dore (impure gold-silver bars), and transported from the mine by Johnson Matthey, a reputable refiner which takes possession of the gold at the mine itself from which point it is insured. Several weeks go by between the pouring of the gold at the mine, and the refining and pricing of it at Johnson Matthey’s refinery in Salt Lake City, Utah. We do not hedge against gold prices so our royalty is dependent on the price of gold at the time of refining. If gold prices drop significantly our royalty will correspondingly decrease and, if prices decreased enough for the mining operation to become uneconomic, then the Operator would cease mining and there could be no royalty payments at all.

ITEM 3. LEGAL PROCEEDINGS

In May, 2002 one of our vendors obtained a judgment to collect $18,574 due under a rental lease agreement for office space we chose to vacate. The judgment bears included interest at 18% until paid in full. Included in the accounts payable balance as of September 30, 2006 is approximately $37,860 related to this judgment.

On August 24, 2005, a complaint was filed against us in the United States District Court for the Eastern District of New York, seeking $52,500 in legal fees, under Section 16(b) of the Securities Exchange Act of 1934, which were allegedly incurred in connection with our recovery of alleged short-swing trading profits from an insider of the Company. The case was dismissed with prejudice on or about November 29, 2005, pursuant to a compromise and settlement under which we paid the plaintiff the sum of $26,250. We recorded the expense as “settlement expense” on the statements of operations at September 30, 2005. The outstanding balance was paid on November 15, 2005.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market for the Company’s Common Stock

The Company’s common stock trades under the symbol TRDM.OB on the Over-the-Counter Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc. Following is information regarding the high and low bid prices for the Company’s common stock for each fiscal quarter during the last two fiscal years and all subsequent quarters.

Quarter Ended	High Bid Quotation (1)	Low Bid Quotation (1)
December 31, 2004	$0.33	$0.23
March 31, 2005	$0.36	$0.205
June 30, 2005	$0.31	$0.19
September 30, 2005	$0.28	$0.20
December 31, 2005	$0.21	$0.11
March 31, 2006	$0.25	$0.14
June 30, 2006	$0.44	$0.14
September 30, 2006	$0.15	$0.10
December 31, 2006	$0.19	$0.06
March 31, 2007 (through January 12, 2007)	$0.13	$0.10

(1)	These quotations are from the OTC Bulletin Board and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

As of December 29, 2006, there were 904 holders of record of our common stock.

Dividends

There have been no cash dividends declared on our common stock since our company was formed. Dividends are declared at the sole discretion of the Company’s board of directors. It is not anticipated that any dividends will be declared for the foreseeable future on the Company’s common stock.

Equity Compensation Plan Information

As of the date of this report, the Company has no compensation plans under which Trend’s equity securities may be issued which have not been approved by Trend’s stockholders.

The following table provides a summary, as of September 30, 2006, of Trend’s stockholder-approved, 2000 Equity Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,125,000	$0.33	5,875,000	(1)
Equity compensation plans not approved by security holders	—	N/A	—
Total	2,125,000		5,875,000

(1)
Trend’s 2000 Equity Incentive Plan was adopted by Trend’s stockholders in February 2001 and amended in March 2006. 8,000,000 shares are authorized for issuance pursuant to equity awards under Trend’s 2000 Equity Incentive Plan, as amended. Under Trend’s 2000 Equity Incentive Plan, as amended, the Company grants restricted stock and options to Trend’s officers (and may grant them to employees and consultants in the future), subject to vesting requirements. In addition, under this plan, Trend’s directors receive grants of options and common stock as part of their annual compensation for serving as Trend’s directors.

Recent Sales of Unregistered Securities

On November 10, 2005, we issued 7,912 shares of common stock in lieu of cash compensation for $1,800 worth of consulting services rendered by a director. We relied on the exemption from registration found in Section 4(2) in connection with this issuance.

In November 2005, we issued 100,000 shares of our common stock to each member of our board of directors as compensation for board service. We relied on the exemption from registration found in Section 4(2) in connection with this issuance.

On December 12, 2005, we issued 1,500,000 shares of common stock to an accredited investor for an aggregate purchase price of $150,000. We relied on the exemption from registration under Rule 506 in connection with this issuance.

In April 2006, Trend issued 150,000 shares to Howard Schraub as a $15,000 finder’s fee in connection with the December 2005 financing. We relied on the exemption from registration found in Section 4(2) in connection with this issuance.

In January 2006, pursuant to a joint venture agreement with Aurora, we issued 20,000 shares of our common stock. We relied on the exemption from registration found in Section 4(2) in connection with this issuance.

In May 2006, Trend issued 5,000 shares to J. Lyons as a $500 finder’s fee in connection with the December 2005 financing. We relied on the exemption from registration found in Section 4(2) in connection with this issuance.

In June 2006, we completed a private placement to accredited investors of convertible promissory notes in the aggregate amount of $1,025,000. Additionally, we issued two series of warrants (Class A and Class B) with the promissory notes. The Class A warrants allow for the purchase of up to 4,100,000 shares of our common stock and the Class B warrants allow for the purchase of up to 5,125,000 shares of our common stock. In relation to the convertible debt, three stockholders were paid commissions totaling $133,500. The commissions were paid in the form of $23,750 in cash, issuance of 375,000 common shares valued at $37,500, and a $72,000 reduction of the balance of a promissory note. We relied on the exemption from registration found in Section 4(2) in connection with this issuance.

In May and September 2006, Trend issued an aggregate of 163,334 shares of common stock to John P. Ryan in lieu of $18,000 salary owed. We relied on the exemption from registration found in Section 4(2) in connection with this issuance.

On August 18, 2006, we entered into an Amendment (the “Amendment”) amending the terms of certain loan agreements (the “Loans”) between Electrum, LLC, LCM Holdings LDC, the Estate of Lillian Berger, and Larry Buchanan (each a “Lender,” and collectively, the “Lenders”), and Trend. Certain Lenders are either controlled by or affiliated with Thomas Kaplan, our largest beneficial shareholder. The Loans are convertible into units (each a “Unit” and collectively, the “Units”), each consisting of one share of our common stock and a warrant to purchase one share of common stock. The Amendment effected the following changes: (1) extension of the maturity dates of the Loans, $940,638.09 in the aggregate, to August 17, 2008, (2) reduces the conversion price of the Loans to $0.21 per Unit, (3) reduction of the warrant exercise price to $0.25 per share, (4) extension of the expiration dates of all warrants currently held by Electrum, LLC and LCM Holdings LDC (the “Extended Warrants”), which represent rights to purchase an aggregate of 7,063,174 shares of our Common Stock, by three years, and (5) reduction of the exercise price of the Extended Warrants to $0.25 per share. Each Lender converted the interest payable on the Loans attributed to him or it, as applicable, as of September 30, 2006, into shares of Common Stock at a price of $0.10 per share. Pursuant to this conversion, we issued 2,699,920 shares of Common Stock.

In the fiscal year ended September 30, 2006, Trend issued an aggregate of 8,994,508 shares of common stock, all to accredited investors, as payment of interest and principal on promissory notes outstanding. We relied on the exemption from registration found in Section 4(2) in connection with this issuance.

Each investor involved in the above financing transactions represented to us that they were an accredited investor.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995. This section contains forward looking statements. Forward looking statements are only expressions of Trend’s present expectations and intentions. Forward looking statements are not guaranteed to occur and they may not occur. You should not place undue reliance upon forward looking statements. You should read these cautionary statements as being applicable to all forward looking statements wherever they appear. Trend assumes no obligation to update the forward looking statements or the reasons why actual results could differ from those projected in the forward looking statements to reflect events or circumstances after the date hereof.

OVERVIEW

Trend is a diversified minerals company engaged in exploration for base and precious metals. Trend's properties include its royalty interest in the producing Andacollo gold mine in Chile, the advanced stage Mouat nickel-copper deposit in Montana, and a portfolio of uranium, PGM, and base metal exploration projects in the United States and Canada.  As an exploration company, Trend’s major expenditures consist of payment of governmental fees to maintain the priority of Trend’s unpatented mining claims, payment of Trend’s debt service, payment of accounting and legal fees, and general office expenses, the aggregate of which typically outweigh monies spent on exploration programs. Until the Company or one of its partners advances one of Trend’s interests to the point where it generates substantial revenues, Trend will continue to need to raise funds in the financial markets to fund its ongoing exploration efforts. To that end, Trend’s principal vehicles for attracting new equity capital are its advanced stage nickel-copper deposit at Stillwater, Montana - where Trend is the operator, and its stake in an unconformity-type uranium play in the Athabasca Basin of Saskatchewan, where recent exploration results have been fairly positive and Trend’s operating partner has announced a major drilling program for 2007.

Our principal mineral property interests are set forth below:

Property	Commodity	Status	TRDM interest
Andacollo, Chile	Gold	Producing	1% NSR royalty
Stillwater, Montana	Ni, Cu, PGMs	Advanced exploration	Option to own 50%
Diabase Peninsula, Saskatchewan	Uranium	Exploration	Variable right to own up to 50%
Lake Owen, Wyoming	PGMs, Fe, Ti, V	Exploration	100% but leased to RMP Resources
Peter Lake, Saskatchewan	PGMs, Cu, Au	Exploration	100%

RESULTS OF OPERATIONS

Fiscal 2006 Compared to Fiscal 2005

We recorded a net loss of $2.7 million, or $0.06 per share, on revenues of $169,000 in 2006. This compares to a net loss of $2.2 million, or $0.06 per share, in 2005 when there were no revenues.

Our 1% Net Smelter Returns royalty interest in the Andacollo gold mine in Chile commenced paying revenues during the third quarter of FY 2006. The revenue from this royalty represents the first resource revenue ever received by Trend and amounted to approximately $134,000 in FY 2006. We also received $35,000 of advance minimum royalties related to its lease of the Lake Owen property.

Exploration expenses were $146,000 in 2006 as compared to $215,000 in 2005. Exploration at Lake Owen and Diabase Peninsula was performed by our operating partners in 2006. As noted elsewhere in this report, forest fires closed the National Forest at Stillwater in 2006 so we were not able to conduct our budgeted $500,000 drilling program at Stillwater in 2006. Thus exploration expenditures were greatly lower in 2006 than the previous year.

General and Administrative expenses were $226,000 in 2006 as compared to $589,000 in 2005. The difference is largely due to 2005 consulting fees incurred to acquire the Andacollo gold mine and technical consulting fees related to other properties, as compared to a much lower level of consulting fees paid in 2006.

Officers and directors compensation was $309,000 in 2006 as compared to $427,000 in 2005. The difference is attributable to slightly higher salaries paid and stock option expense in 2006, largely offset by approximately $137,000 less in directors fees paid in 2005. Director fees in both years consist of the fair value of common stock issued to the directors for their services.

Legal and professional expenses were $349,000 in 2006 as compared to $273,000 in 2005. Many of the legal fees relating to the Andacollo transaction were billed in fiscal 2006, and the cost of our review and audit expenses for fiscal 2005, paid in 2006, were higher than the previous year, again due largely to accounting for the Andacollo transaction.

Depreciation, depletion, and amortization was lower in 2006 due both to a year having gone by without any major fixed asset purchases as well as due to the absence of depreciation of assets written off.

Dividend and interest income was higher due to higher money market interest earned in 2006 on higher cash balances as compared to 2005.

The loss of $600 on disposition of assets in 2006 was immaterial and compares with the 2005 gain of $72,000 relating largely to the sale of Andacollo.

The change in financing expense of $1,593,000 in 2006 from $587,000 in 2005 is partially due to additional financing expense from the 2006 convertible debt financing, and related fees, but is mostly attributable to the fair value of modifications made to the terms of outstanding stock purchase warrants. Our financing expense is almost exclusively a non-cash item consisting of amortization of the fair value attributable to warrants and beneficial conversion rights, amortization of commissions and finders fees, and the fair value of warrant modifications discussed above.

Interest expense of $277,000 as compared to $195,000 in 2005 was higher due to additional amounts of convertible debt issued during the year and the 2005 debt issuance being outstanding for the entire year.

Other income (loss) was $0 in 2006 compared to $5,900 loss in 2005 related to a foreign exchange loss incurred during the time when payments were being made to acquire the Andacollo mine in Chile.

Forgiveness of debt amounted to $48,000 in 2006 and relates to renegotiation of an agreement with a former employee, whereas $63,000 in 2005 relates to the negotiated reduction in legal expenses at a law firm formerly involved with Trend.

LIQUIDITY & CAPITAL RESOURCES

Liquidity:

Our current source of cash receipts, approximately $20,000 per month stemming from the Andacollo gold mine royalty, is insufficient to fund our General and Administrative expenses which total about $50,000 per month. We will need to raise capital in the financial markets to fund our ongoing exploration activities and conduct ongoing operations. Our current cash balance of approximately $200,000 at December 30, 2006, may be greatly depleted by costs for our year-end audit and the filing of a registration statement relating to the $1,025,000 convertible debt financing.

We are continually evaluating business opportunities such as joint ventures, mergers, acquisitions, and strategic alliances with the objective of creating additional cash flow to sustain the corporation and provide a future source of funds for growth. Although we believe that we will find financing for our continuing activities, we cannot assure you of success in this regard. If we are not successful in raising additional capital, operations and liquidity will be adversely impacted.

During 2006, debenture holders converted $742,635 of their principal amounts to 7,413,703 shares.

Summary of 2006 Cash Flows:

The Company’s cash and cash equivalents increased $326,000 during fiscal 2006 to $391,000 at year-end. The increase was a result of net cash provided from the sale of the Andacollo gold mine ($877,000) plus cash raised from the issuance of corporate debt ($1,079,000) netted against the cost of ongoing corporate activities and exploration ($970,000) and the repayment of short-term loans ($660,000).

Operating Activities:

Operations used $970,000 in fiscal 2006 as compared to using $1.23 million of cash in 2005. The decrease in 2006 as compared to 2005 was a result of numerous combined factors, primarily including increased royalty receipts and decreased exploration expenditures.

Investing Activities:

During fiscal 2006, we received net proceeds of approximately $878,000 from the sale of the Andacollo gold mine. In fiscal 2005, we spent $808,000 to purchase this mine.

Financing Activities:

Short Term Borrowings

Short term borrowings of $660,000 in fiscal 2005 relating to the Andacollo acquisition were repaid in fiscal 2006.

Convertible Notes Issued for Cash

In June 2006, we issued $1,025,000 in notes convertible into common stock at 10 cents per share, with two classes of attached warrants. There are 4.1 million A warrants exercisable through June 12, 2011, at a price of $.17 per share, and 5,125,000 B warrants exercisable for 120 days from the effective date of the Registration Statement that we expect to file in January 2007, at a price of $.25 per share. After fees, net proceeds to Trend were $929,250.

During the period January-March of 2005, we issued $1.8 million in notes convertible into common stock at 30 cents per share, with two classes of attached warrants, one of which has since expired without exercise. Because the December financing was priced at ten cents, the conversion price of the 2005 notes and the exercise price of the related warrants adjusted to 10 cents. Either through monthly payments of principal or through outright conversion, the principal amounts of these notes had diminished to $885,490 by September 30, 2006. Net proceeds to Trend were $1,530,409.

Payments on convertible debt

Convertible debt principal payments of $380,409 were paid in cash in 2005, whereas in 2006 all such payments were made with common stock.

Financing fees

We paid $23,750 in financing fees in 2006 as compared to $269,591 in 2005.

Common Stock Issued for Cash

In December of 2005, we issued 1.5 million shares of common stock in a private placement for $150,000.

Outlook:

Operations

During the coming year, we expect to receive royalty payments of approximately $20,000 per month, or $240,000 over the twelve months of fiscal 2007. We will need to spend $640,000 to maintain our rights at Stillwater, Montana, and an additional approximately $600,000 for general and administrative expenses.

Investing

At present, we have no plans to engage in any investing activities during fiscal 2007.

Financing

During the coming year approximately $966,000 of principal and $277,000 of interest will be due on our long-term convertible debt. We believe that all of the principal repayment and most of the interest obligation will be paid by the issuance of common stock.

At September 30, 2006, we had outstanding warrants to purchase 19,513,174 shares of common stock that, if exercised, would result in aggregate proceeds of approximately $4,067,000. Also, there are outstanding options to purchase 2,125,000 shares of common stock that, if exercised, would result in aggregate proceeds of approximately $702,000. However, as of September 30, 2006, none of the outstanding warrants or options was in-the-money. No assurance can be made that any or all of the warrants or options will ever be exercised. We will need to raise additional capital in the financial markets to fund our ongoing exploration activities and conduct ongoing operations.

The balance of convertible debt owed by Trend at September 30, 2006, is as follows:

Principle Amounts		Maturity Date	Interest Rate
	$940,638	August 17, 2008	8%
	$885,490	January 28, 2008	Prime plus 3%
	$1,025,000	June 13, 2009	10%
Total	$2,851,128

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (hereinafter “SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. We do not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operation.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement is effective for fiscal years beginning after September 15, 2006. Management believes the adoption of this statement will have no impact on our financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006. Management believes the adoption of this statement will have no immediate impact on our financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have a material impact on our financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (hereinafter “SFAS No. 123 (R)”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. We currently report stock issued to employees under the rules of SFAS No. 123; therefore, management expects no material impact to its financial statements from the adoption of this statement.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Management does not expect FIN 48 to have a material impact on our financial position, results of operations, or cash flows.

ITEM 7. FINANCIAL STATEMENTS

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS SEPTEMBER 30, 2006

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Trend Mining Company
Littleton, Colorado

We have audited the accompanying balance sheet of Trend Mining Company (an exploration stage company), as of September 30, 2006, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended and the period from inception (October 1, 1996) to September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trend Mining Company as of September 30, 2006, and the results of its operations and its cash flows for the year then ended and the period from inception (October 1, 1996) to September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Richey, May & Co., LLP
Englewood, Colorado
December 14, 2006

Board of Directors
Trend Mining Company
Littleton, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Trend Mining Company (an exploration stage company) as of September 30, 2005, and the related statements of operations, stockholders’ equity and cash flows for the year then ended and for the period from October 1, 1996 (inception of exploration stage) to September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trend Mining Company as of September 30, 2005 and the results of its operations, stockholders’ equity and cash flows for the year then ended, and for the period from October 1, 1996 (inception of exploration stage) to September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 12 to the financial statements, errors resulting in an overstatement of previously reported net losses as of September 30, 2005, were discovered by management of the Company during January 2006. Accordingly, an adjustment was made to the financial statements as of September 30, 2005 to correct these errors.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 12, 2006 except for Note 12, which is dated January 31, 2006

TREND MINING COMPANY
(An Exploration Stage Company)
BALANCE SHEETS

	September 30,	September 30,
	2006	2005
ASSETS

CURRENT ASSETS
Cash	$390,680	$64,391
Accounts receivable	35,291	42,500
Receivable from sale of mining interest	-	1,122,975
Prepaid expenses	-	13,494
Total Current Assets	425,971	1,243,360

MINERAL PROPERTIES	-	-

PROPERTY AND EQUIPMENT, net of depreciation	10,853	13,027

OTHER ASSETS
Available for sale securities	78,625	-
Reclamation bonds	7,720	6,500

TOTAL ASSETS	$523,169	$1,262,887

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$65,174	$519,631
Accounts payable, related parties	15,000	15,000
Accrued expenses	2,468	76,202
Notes payable, related parties	-	660,000
Interest payable, convertible debt	416,645	314,632
Current portion of long-term convertible debt	215,259	1,245,042
Total Current Liabilities	714,546	2,830,507

LONG-TERM CONVERTIBLE DEBT, net of current portion	1,497,207	290,983

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized;
48,975,804 and 37,373,300 shares issued and outstanding, respectively	489,758	373,733
Additional paid-in capital	12,909,764	10,223,267

TREND MINING COMPANY
(An Exploration Stage Company)
BALANCE SHEETS

	September 30,	September 30,
	2006	2005
Accumulated other comprehensive income	36,125	-
Accumulated deficit prior to exploration stage	(558,504)	(558,504)
Accumulated deficit during exploration stage	(14,565,727)	(11,897,099)
Total Stockholders’ Deficit	(1,688,584)	(1,858,603)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$523,169	$1,262,887

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Period from
			October 1, 1996
			(Inception of
	Year Ended	Year Ended	Exploration Stage)
	September 30,	September 30,	to September 30,
	2006	2005	2006

ROYALTY REVENUES	$169,398	$-	$169,398

EXPENSES
Exploration expense	145,591	215,246	3,289,712
General and administrative	226,217	588,809	3,401,848
Officers and directors compensation	308,880	427,476	2,395,546
Legal and professional	349,175	272,520	2,027,574
Depreciation	2,661	3,628	58,165
Total Expenses	1,032,524	1,507,679	11,172,845

OPERATING LOSS	(863,126)	(1,507,679)	(11,003,447)

OTHER INCOME (EXPENSE)
Dividend and interest income	17,557	5,928	29,883
Settlement expense	-	(26,250)	(26,250)
Gain (loss) on disposition and impairment of assets	(647)	72,305	(105,861)
Gain (loss) on investment sales	-	-	(63,813)
Financing expense	(1,593,095)	(586,555)	(3,314,763)
Interest expense	(277,317)	(195,488)	(788,941)
Other income (loss)	-	(5,9227)	29,504
Forgiveness of debt	48,000	62,815	677,961
Total Other Income (Expense)	(1,805,502)	(673,172)	(3,562,280)

LOSS BEFORE INCOME TAXES	(2,668,628)	(2,180,851)	(14,565,727)

INCOME TAXES	-	-	-

NET LOSS	(2,668,628)	(2,180,851)	(14,565,727)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain on available for sale securities	36,125	-	36,125

COMPREHENSIVE LOSS	$(2,632,503)	$(2,180,851)	$(14,529,602)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.06)	$(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	43,009,727	36,348,717

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Price	Number of Shares	Number of Options	Number of Warrants	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance, October 1, 1996		1,754,242	-	-	$17,542	$663,218	$(558,504)	$-	$122,256

Common stock issued:
- for cash	.50	200,000	-	-	2,000	98,000	-	-	100,000
- for liabilities and expenses	.50	45,511	-	-	455	22,300	-	-	22,755

Net loss		-	-	-	-	-	(128,614)	-	(128,614)

Balance, September 30, 1997		1,999,753	-	-	19,997	783,518	(687,118)	-	116,397

Common stock issued:
- for cash	.20	7,500	-	-	75	1,425	-	-	1,500
- for mineral property	.50	150,000	-	-	1,500	73,500	-	-	75,000
- for lease termination	.50	12,000	-	-	120	5,880	-	-	6,000
- for payment of debt	.50	80,000	-	-	800	39,200	-	-	40,000
- for compensation	.50	9,000	-	-	90	4,410	-	-	4,500

Options issued for financing activities		-	180,000	-	-	2,659	-	-	2,659

Unrealized change in market value of
available for sale securities		-	-	-	-	-	-	117,080	117,080

Net loss		-	-	-	-	-	(119,163)	-	(119,163)

Balance, September 30, 1998		2,258,253	180,000	-	22,582	910,592	(806,281)	117,080	243,973

Common stock issued:
- for cash	.20	5,000	-	-	50	950	-	-	1,000
- for cash	.05	350,000	-	-	3,500	14,000	-	-	17,500
- for cash	.10	150,000	-	-	1,500	13,500	-	-	15,000
- for cash	.15	50,000	-	-	500	7,000	-	-	7,500
- for debt, investment, expenses	.30	9,210	-	-	92	2,671	-	-	2,763
- for equipment	.30	600,000	-	-	6,000	174,000	-	-	180,000
- for compensation	.44	30,858	-	-	308	13,191	-	-	13,499
- for compensation	.35	8,572	-	-	86	2,914	-	-	3,000
- for compensation	.28	44,000	-	-	440	11,880	-	-	12,320
- for compensation	.16	145,833	-	-	1,458	21,875	-	-	23,333
- for compensation	.12	321,967	-	-	3,220	35,416	-	-	38,636
- for compensation	.26	280,886	-	-	2,809	70,222	-	-	73,031
- for compensation	.25	323,936	-	-	3,239	77,745	-	-	80,984
- for mineral property option	.13	715,996	-	-	7,160	82,470	-	-	89,630
- for rent	.25	1,000	-	-	10	240	-	-	250
- for prepaid expenses	.33	50,000	-	-	500	16,000	-	-	16,500

Options issued for financing activities		-	150,000	-	-	-	-	-	-

Unrealized change in market value of
available for sale securities		-	-	-	-	-	-	(79,179)	(79,179)

Net loss		-	-	-	-	-	(716,759)	-	(716,759)

Balance, September 30, 1999		5,345,511	330,000	-	53,454	1,454,666	(1,523,040)	37,901	22,981

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Price	Number of Shares	Number of Options	Number of Warrants	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Common stock issued:				-			-	-
- exercise of options	0.14	3,500,000	(3,500,000)	-	35,000	455,000	-	-	490,000
- exercise of options	0.06	1,597,588	(1,597,588)	-	15,976	84,024	-	-	100,000
- exercise of options	0.30	10,000	(10,000)	-	100	2,900	-	-	3,000
- exercise of options	0.12	4,740,174	(4,740,174)	-	47,402	497,718	-	-	545,120
- exercise of options	0.15	50,000	(50,000)	-	500	7,000	-	-	7,500
- exercise of options	0.30	65,000	(65,000)	-	650	18,850	-	-	19,500
- for cash	0.20	25,000	-	-	250	4,750	-	-	5,000
- for cash	0.01	1,000,000	-	-	10,000	2,414	-	-	12,414
- for cash	0.35	14,286	-	-	143	4,857	-	-	5,000
- for cash	0.06	416,961	-	-	4,170	19,362	-	-	23,532
- for investments	0.33	200,000	-	-	2,000	64,000	-	-	66,000
- for incentive fees	0.33	65,285	-	-	653	20,891	-	-	21,544
- for compensation	0.31	330,696	-	-	3,307	99,208	-	-	102,515
- for compensation	0.26	50,000	-	-	500	12,500	-	-	13,000
- for compensation	0.35	1,200	-	-	12	408	-	-	420
- for compensation	0.28	15,000	-	-	150	4,050	-	-	4,200
- for compensation	0.66	16,667	-	-	167	10,833	-	-	11,000
- for compensation	0.72	10,000	-	-	100	7,100	-	-	7,200
- for compensation	0.81	87,000	-	-	870	69,585	-	-	70,455
- for compensation	0.70	151,000	-	-	1,510	104,190	-	-	105,700
- for compensation	0.63	9,975	-	-	100	6,184	-	-	6,284
- for compensation	1.24	3,000	-	-	30	3,690	-	-	3,720
- for compensation	1.00	1,500	-	-	15	1,485	-	-	1,500
- for compensation	1.13	1,000	-	-	10	1,120	-	-	1,130
- for compensation	1.45	90,000	-	-	900	72,000	-	-	72,900
- for compensation	1.35	6,000	-	-	60	8,040	-	-	8,100
- for modification of stock
purchase agreement	0.60	200,000	-	-	2,000	118,000	-	-	120,000
- for mineral property	1.03	50,000	-	-	500	51,000	-	-	51,500
- for mineral property	0.75	50,000	-	-	500	37,000	-	-	37,500
- for mineral property	0.12	129,938	-	-	1,299	14,943	-	-	16,242
- misc. adjustment		(5)	-	-	(1)	1	-	-	-

Options and warrants issued in connection with stock purchase agreement		-	9,710,262	7,979,761	-	112,227	-	-	112,227

Warrants issued for mineral properties		-	-	200,000	-	30,000	-	-	30,000

Compensation cost recognized for options		-	100,333	-	-	15,820	-	-	15,820

Expired options and warrants		-	(50,000)	-	-	-	-	-	-

Unrealized change in market value of available for sale securities		-	-	-	-	-	-	(38,314)	(38,314)

Net loss		-	-	-	-	-	(2,186,541)	-	(2,186,541)

Balance, September 30, 2000		18,232,776	127,833	8,179,761	$182,327	$3,415,816	$(3,709,581)	$(413)	$(111,851)

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Price	Number of Shares	Number of Options	Number of Warrants	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance, September 30, 2000		18,232,776	127,833	8,179,761	$182,327	$3,415,816	$(3,709,581)	$(413)	$(111,851)

Common stock issued:
- for exercise of options	0.30	33,333	(33,333)	-	333	9,667	-	-	10,000
- for cash	1.00	192,000	-	-	1,920	190,080	-	-	192,000
- for compensation	1.15	10,000	-	-	100	11,400	-	-	11,500
- for compensation	1.30	3,000	-	-	30	3,870	-	-	3,900
- for compensation	0.90	2,200	-	-	22	1,958	-	-	1,980
- for compensation	1.00	3,890	-	-	39	3,851	-	-	3,890
- for compensation	1.35	10,000	-	-	100	13,400	-	-	13,500
- for compensation	1.10	604	-	-	6	658	-	-	664
- for compensation	0.85	75,000	-	-	750	63,000	-	-	63,750
- for compensation	0.98	967	-	-	10	938	-	-	948
- for compensation	0.73	40,000	-	-	400	28,800	-	-	29,200
- for compensation	0.30	3,700	-	-	37	1,063	-	-	1,100
- for contract modification	0.78	3,000	-	-	30	2,310	-	-	2,340
- for interest	0.83	5,000	-	-	50	4,100	-	-	4,150
- for interest	0.77	5,000	-	-	50	3,800	-	-	3,850
- for mineral property expense	0.85	1,000	-	-	10	840	-	-	850
- for loans payable	1.00	134,500	-	-	1,345	133,155	-	-	134,500

Warrants issued:
- for compensation		-	-	430,000	-	170,521	-	-	170,521
- with convertible debt		-	-	610,000	-	141,547	-	-	141,547
Extension of warrant exercise period		-	-	-	-	608,058	-	-	608,058

Compensation cost recognized for options		-	1,200,000	-	-	354,000	-	-	354,000

Expired options and warrants		-	(319,700)	-	-	-	-	-	-

Unrealized change in market value of available for sale securities		-	-	-	-	-	-	413	413

Net loss		-	-	-	-	-	(3,437,354)	-	(3,437,354)

Balance, September 30, 2001		18,755,970	974,800	9,219,761	187,559	5,162,832	(7,146,935)	-	(1,796,544)

Common stock issued:
- for cash	0.10	2,500,000	-	-	25,000	225,000	-	-	250,000
- for note payable	1.00	25,000	-	-	250	24,750	-	-	25,000
- for payable	0.55	12,536	-	-	126	6,769	-	-	6,895
- for financing expense	0.45	64,429	-	-	644	28,349	-	-	28,993
- for financing expense	0.40	18,000	-	-	180	7,020	-	-	7,200
- for compensation	0.40	80,000	-	-	800	31,200	-	-	32,000
- for mineral properties	0.70	1,100,000	-	-	11,000	759,000	-	-	770,000
- for services	0.70	32,500	-	-	325	22,425	-	-	22,750
Interest forgiven by shareholders		-	-	-	-	42,950	-	-	42,950

Warrants issued with convertible debt		-	-	422,858	-	55,352	-	-	55,352

Compensation cost recognized for options		-	307,800	-	-	29,528	-	-	29,528

Expired options and warrants		-	(209,363)	(475,000)	-	-	-	-	-

Net loss		-	-	-	-	-	(1,168,171)	-	(1,168,171)

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Price	Number of Shares	Number of Options	Number of Warrants	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance, September 30, 2002		22,588,435	1,073,237	9,167,619	225,884	6,395,175	(8,315,106)	-	(1,694,047)

Common stock issued:
- for cash	0.10	5,500,000	-	-	55,000	495,000	-	-	550,000
- for compensation	0.12	683,000	-	-	6,830	78,490	-	-	85,320
- for investments	0.21	450,000	-	-	4,500	88,668	-	-	93,168
- for note payable	0.10	369,160	-	-	3,692	33,224	-	-	36,916
- for compensation	0.14	680,687	-	-	6,807	89,633	-	-	96,440
- for compensation	0.21	142,592	-	-	1,426	28,574	-	-	30,000
- for compensation	0.17	150,000	-	-	1,500	24,000	-	-	25,500
- for compensation	0.10	1,350,656	-	-	13,507	122,149	-	-	135,656
- for compensation	0.15	425,000	-	-	4,250	60,091	-	-	64,341
- for financing cost	0.26	860,000	-	-	8,600	215,000	-	-	223,600
- misc. adjustment	0.01	29,555	-	-	295	1	-	-	296

Unrealized change in market value of
available for sale securities		-	-	-	-	-	-	1,800	1,800

Net loss		-	-	-	-	-	(966,958)	-	(966,958)

Balance, September 30, 2003		33,229,085	1,073,237	9,167,619	$332,291	$7,630,005	$(9,282,064)	$1,800	$(1,317,968)

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Price	Number of Shares	Number of Options	Number of Warrants	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance, September 30, 2003		33,229,085	1,073,237	9,167,619	$332,291	$7,630,005	$(9,282,064)	$1,800	$(1,317,968)

Common stock issued:
- for cash	0.200	1,675,000	-	-	16,750	318,250	-	-	335,000
- for investment	0.200	125,000	-	-	1,250	23,750	-	-	25,000
- for compensation	0.350	140,000	-	-	1,400	47,600	-	-	49,000
- for compensation	0.200	330,000	-	-	3,300	62,700	-	-	66,000
- for compensation	0.330	22,500	-	-	225	7,200	-	-	7,425
- for accounts payable	0.200	173,630	-	-	1,736	33,026	-	-	34,762
- for accounts payable	0.250	272,500	-	-	2,725	65,358	-	-	68,083

Gain on sale of internal securities		-	-	-	-	210,194	-	-	210,194

Compensation cost recognized for options		-	1,000,000	-	-	95,000	-	-	95,000

Expired options and warrants		-	(873,237)	(299,445)	-	-	-	-	-

Unrealized change in market value of
available for sale securities		-	-	-	-	-	-	(1,800)	(1,800)

Net loss		-	-	-	-	-	(992,688)	-	(992,688)

Balance, September 30, 2004		35,967,715	1,200,000	8,868,174	359,677	8,493,083	(10,274,752)	-	(1,421,992)

Common stock issued:
- for accounts payable	0.380	10,000	-	-	100	3,700	-	-	3,800
- for accounts payable	0.245	23,108	-	-	231	5,419	-	-	5,650
- for convertible debt and interest	0.198	295,482	-	-	2,955	55,669	-	-	58,624
- for compensation	0.230	650,000	-	-	6,500	143,000	-	-	149,500
- for compensation	0.221	131,794	-	-	1,318	27,819	-	-	29,137
- for compensation	0.200	2,500	-	-	25	475	-	-	500
- for compensation	0.240	16,701	-	-	167	3,833	-	-	4,000
- for financing cost	0.345	210,000	-	-	2,100	70,350	-	-	72,450
- for financing cost	0.245	66,000	-	-	660	15,500	-	-	16,160

Compensation cost recognized for options		-	1,000,000	-	-	143,840	-	-	143,840

Convertible debt issuance:
- class A warrants		-	-	3,225,001	-	504,842	-	-	504,842
- class B warrants		-	-	3,825,001	-	243,659	-	-	243,659
- beneficial conversion rights		-	-	-	-	512,078	-	-	512,078

Expired options and warrants		-	-	(130,000)	-	-	-	-	-

Net loss		-	-	-	-	-	(2,180,851)	-	(2,180,851)

Balance, September 30, 2005		37,373,300	2,200,000	15,788,176	373,733	10,223,267	(12,455,603)	-	(1,858,603)

Common stock issued:
- for cash	0.100	1,500,000	-	-	15,000	135,000	-	-	150,000
- for compensation	0.120	600,000	-	-	6,000	66,000	-	-	72,000
- for compensation	0.228	7,912	-	-	79	1,721	-	-	1,800
- for compensation	0.180	20,000	-	-	200	3,400	-	-	3,600
- for compensation	0.100	85,000	-	-	850	7,650	-	-	8,500
- for compensation	0.120	83,334	-	-	833	9,167	-	-	10,000

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Price	Number of Shares	Number of Options	Number of Warrants	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

- for convertible debt and interest	0.182	84,921	-	-	849	14,607	-	-	15,456
- for convertible debt and interest	0.142	40,873	-	-	409	5,412	-	-	5,821
- for convertible debt and interest	0.119	48,797	-	-	488	5,293	-	-	5,781
- for convertible debt and interest	0.120	74,165	-	-	741	8,158	-	-	8,899
- for convertible debt and interest	0.104	91,396	-	-	914	8,591	-	-	9,505
- for convertible debt and interest	0.144	65,556	-	-	657	8,785	-	-	9,442
- for convertible debt and interest	0.120	48,012	-	-	480	5,262	-	-	5,742
- for convertible debt and interest	0.162	35,118	-	-	351	5,352	-	-	5,703
- for convertible debt and interest	0.152	61,678	-	-	617	8,758	-	-	9,375
- for convertible debt and interest	0.145	39,009	-	-	390	5,274	-	-	5,664
- for convertible debt and interest	0.102	91,396	-	-	914	8,396	-	-	9,310
- for convertible debt and interest	-	49,811	-	-	498	(498)	-	-	-
- for convertible debt and interest	0.123	45,657	-	-	457	5,169	-	-	5,626
- for convertible debt and interest	0.136	41,073	-	-	411	5,175	-	-	5,586
- for convertible debt and interest	0.100	8,177,046	-	-	81,770	735,833	-	-	817,603
- cancelled for convertible debt	0.198	(213,250)	-	-	(2,133)	(40,177)	-	-	(42,310)
- for financing cost	0.100	525,000	-	-	5,250	47,250	-	-	52,500

Compensation cost recognized for options		-	125,000	-	-	76,148	-	-	76,148

Convertible debt issuance:
- class A warrants		-	-	4,100,000	-	312,830	-	-	312,830
- class B warrants		-	-	5,125,000	-	9,738	-	-	9,738
- beneficial conversion rights		-	-	-	-	569,182	-	-	569,182

Warrants modified for financing cost		-	-	-	-	659,021	-	-	659,021

Expired options and warrants		-	(200,000)	(5,500,001)	-	-	-	-	-

Unrealized change in market value of
available for sale securities		-	-	-	-	-	-	36,125	36,125

Net loss		-	-	-	-	-	(2,668,628)	-	(2,668,628)

Balance, September 30, 2006		48,975,804	2,125,000	19,513,175	$489,758	$12,909,764	$(15,124,231)	$36,125	$(1,688,584)

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			October 1, 1996
			(Inception of
	Year Ended	Year Ended	Exploration Stage)
	September 30,	September 30,	to September 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,668,628)	$(2,180,851)	$(14,565,727)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,661	3,628	58,165
Amortization of debt discount	926,576	497,432	1,424,008
Loss on investment sales	-	-	68,969
Loss (gain) on disposition and impairment of assets	647	(72,305)	105,861
Gain on forgiveness of debt	(48,000)	(62,815)	(249,581)
Interest expense forgiven by related parties	-	-	20,848
Common stock issued for services
and financing expenses	-	281,197	1,265,171
Common stock issued for payables and accrued expenses	-	-	219,656
Common stock issued for investments	-	-	93,168
Common stock issued for incentive fees	-	-	21,544
Common stock issued for payment of interest	134,568	17,160	151,728
Common stock and options issued as compensation	157,280	143,840	1,278,495
Common stock and warrants issued to acquire mineral
property options	-	-	1,114,873
Stock options and warrants issued for consulting fees	14,768	-	185,289
Stock options and warrants issued or
modified for financing expense	666,521	-	1,488,778
Investment traded for services	-	-	45,939
Changes in assets and liabilities:
Prepaid expenses	13,494	(10,546)	3,805
Accounts receivable	(35,291)	(42,500)	(77,791)
Accounts payable	(161,682)	116,982	270,766
Accounts payable, related parties	-	15,000	15,000
Accrued expenses	(73,734)	302	(71,837)
Reclamation bond	(1,220)	(6,500)	(7,720)
Interest payable	102,013	96,972	298,488
Net cash used by operating activities	(970,027)	(1,203,004)	(6,842,105)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	-	2,500	37,626
Purchase of fixed assets	(1,134)	(10,023)	(57,210)
Proceeds from sale of mineral property	1,122,975	-	1,142,975
Costs of mining interest	(244,775)	(808,395)	(1,053,170)
Proceeds from investments sold	-	-	183,161
Net cash provided (used) by investing activities	877,066	(815,918)	253,382

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and short-term borrowings	-	675,000	1,111,300
Payments on notes payable and short-term borrowings	(660,000)	-	(692,336)

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			October 1, 1996
			(Inception of
	Year Ended	Year Ended	Exploration Stage)
	September 30,	September 30,	to September 30,
	2006	2005	2006

Proceeds from internal securities sale	-	-	210,194
Proceeds from sale of warrants	-	-	10,000
Proceeds from convertible debt	953,000	2,050,000	4,035,857
Payments on convertible debt	-	(380,409)	(472,629)
Financing fees	(23,750)	(269,591)	(293,341)
Proceeds from sale of common stock
and exercise of options	150,000	-	2,843,151
Issuance of penalty shares	-	-	223,600
Net cash provided by financing activities	419,250	2,075,000	6,975,796

NET INCREASE (DECREASE) IN CASH	326,289	56,078	387,073

CASH, BEGINNING OF PERIOD	64,391	8,313	3,607

CASH, END OF PERIOD	$390,680	$64,391	$390,680

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$32,487	$72,486	$200,167
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock and warrants issued to acquire
mineral properties	$-	$-	$1,189,873
Common stock issued for acquisition of
mining equipment	-	-	180,000
Common stock issued for investment	-	-	185,168
Common stock issued for payment of convertible debt	742,635	41,464	784,099
Common stock issued for financing fees	45,000	-	45,000
Deferred acquisition costs on mining property	-	-	46,242
Purchase of equipment with financing agreement	-	-	21,814
Investments received for mineral property	-	-	5,500
Investments received for accounts receivable	42,500	-	42,500
Equipment for loans payable	-	-	4,500
Warrants issued with convertible debt	322,568	748,501	1,071,069
Beneficial conversion rights	569,182	512,078	1,081,260

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Trend Mining Company (formerly Silver Trend Mining Company) (“the Company” or “Trend”) was incorporated on September 7, 1968 under the laws of the State of Montana for the purpose of acquiring, exploring and developing mining properties. From 1984 to late 1996, the Company was dormant. In November 1998, the Company changed its focus to exploration for platinum and palladium related metals primarily in the United States. In February of 1999, the Company changed its name to Trend Mining Company to better reflect the Company’s change of focus and diversification into platinum group metals. On March 28, 2001, the Company reincorporated in Delaware. This reincorporation represented a change of corporate domicile and had no accounting impact. In 2004, the Company further diversified into uranium properties. The Company directs its operations primarily from its office in Littleton, Colorado. The Company has one production stage royalty interest. All of the Company’s other mineral properties are in the exploration stage. The Company is not conducting development or mining operations at this time.

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

Exploration Stage Activities and Exploration Costs

The Company has been in the exploration stage since October 1, 1996, when the Company emerged from a period of dormancy. The Company is primarily engaged in the acquisition and exploration of mineral properties. The Company expenses exploration costs as incurred. Exploration costs expensed during the years ended September 30, 2006 and 2005, were $145,591 and $215,246 respectively. As of September 30, 2006, cumulative exploration costs expensed during the Company’s exploration stage totaled $3,289,712. Should the Company locate a commercially viable reserve, the Company would expect to actively prepare the site for extraction.

Going Concern

As shown in the accompanying financial statements, at September 30, 2006, the Company has limited cash, has negative working capital, incurred a comprehensive loss of $2,632,503 for the fiscal year, and has an exploration stage accumulated deficit of $14,565,727. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company estimates that approximately $600,000 is required to fund operations of the Company for the next 12 months assuming minimal exploration activities, or $1.25 million if the Company wishes to retain its interest at the Stillwater project. Additional cash in the amount of approximately $277,000 per year would be required if the Company had to service its convertible debt with cash in lieu of stock. The Company’s management believes that it will be able to generate sufficient cash from public or private debt or equity financing in order for the Company to continue to operate based on current expense projections.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, available-for-sale securities, accounts payable, accrued expenses, and short-term borrowings. All instruments other than available-for-sale securities are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates their fair value. Available-for-sale securities are recorded at fair value.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The Company periodically maintains cash in financial institutions in excess of FDIC limits. The Company evaluates the creditworthiness of these financial institutions in determining the risk associated with these deposits. At September 30, 2006, cash was primarily held in an interest bearing money market account.

Mineral Properties

The Company capitalizes only amounts paid in cash or stock as consideration for the acquisition of real property, including patented mining claims and royalty interests. See Note 3. Acquired properties are recorded at fair value negotiated in arm’s length transactions. Costs and fees paid to locate and maintain unpatented mining claims, to acquire options to purchase claims or properties, and to maintain the mineral rights and leases, are expensed as incurred. In the accompanying financial statements, there are no amounts capitalized for mineral properties.

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

Property and Equipment

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment, including vehicles, is being calculated using the double- declining balance method over the expected useful lives of three to seven years.

The following is a summary of property, equipment, and accumulated depreciation:

	September 30, 2006	September 30, 2005
Office Furniture and Equipment	$18,363	$30,070
Vehicle	—	8,672
Less: Accumulated Depreciation	(7,510)	(25,715)
	$10,853	$13,027

Derivative Instruments

Historically, the Company has not entered into derivative contracts to hedge existing risks or for speculative purposes. During the years ended September 30, 2006 and 2005, the Company did not engaged in any transactions that would be considered derivative instruments or hedging activities.

Stock Issued for Other Than Cash

The Company values unrestricted common stock granted to employees for services, property, or investments at the fair value of the common stock determined as the closing price of stock on the day of issuance. If no trading occurred on a date of issuance, then the fair value used is the lower of the closing prices on the first previous day or the first following day on which the Company’s stock was traded. Common stock granted to non-employees is valued at the fair value of the stock or the fair value of the consideration received, whichever is more reliably measured. The Company may issue common stock with certain restrictions placed upon the trading thereof. In these circumstances the shares are valued at a reasonable discount to the closing stock price. These stock issuances are accounted for as expenses, if the stock was issued for services or exploration costs, and as assets, if the stock was issued for investments or real property.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Accounting for Convertible Notes and Securities with Beneficial Conversion Features

Following guidance provided by EITF 00-27 the Company allocates proceeds received from convertible notes and/or securities first to warrants granted the note holders. The value of the warrants and the value of the beneficial conversion feature are both recorded on the balance sheet as a debt discount with an offsetting increase to stockholders equity. The discounts are amortized over the life of the loans using the effective interest method.

Option and Warrant Fair Value Calculations

The Company periodically grants stock options to employees, directors or other service providers. The Company utilizes the Black-Scholes valuation model to calculate the fair value of all options and recognizes such value as compensation expense in the financial statements during the time period that the services are performed. The Company also periodically issues common stock purchase warrants. The fair value of warrants, as determined using the Black-Scholes valuation model, is included in the financial statements at the time of their issuance.

Royalty revenue

Royalty revenue is recognized in accordance with the terms of the underlying agreement subject to the pervasive evidence of the existence of the arrangement, the risks and rewards having been transferred, the royalty being fixed or determinable, and the collectibility of the royalty being reasonably assured.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under this approach, deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, and the expected future benefits of net operating loss carryforwards, tax credit and other carryforwards. A valuation allowance is recorded against deferred tax assets if management believes it is more likely than not that the deferred tax assets will not be realized.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) to include cumulative unrealized changes during a period in the fair value of available for sale securities, net of tax effects.

Basic and Diluted Loss per Share

Basic and diluted loss per share are computed by dividing the net loss by the weighted average number of shares outstanding during each year. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the length of time that they were outstanding.

Outstanding options, warrants, and convertible debt, representing an aggregate potential conversion into 53,858,103 and 22,938,178 shares of common stock, as of September 30, 2006 and 2005, respectively, have been excluded from the calculation of diluted loss per share as they would be antidilutive.

Reclassifications

Certain accounts in prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (hereinafter “SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operation.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement is effective for fiscal years beginning after September 15, 2006. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

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

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (hereinafter “SFAS No. 123 (R)”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. The Company currently reports stock issued to employees under the rules of SFAS No. 123; therefore, management expects no material impact to its financial statements from the adoption of this statement.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Management does not expect FIN 48 to have a material impact on the Company’s financial position, results of operations, or cash flows.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 - MINERAL PROPERTIES

At September 30, 2006, the Company has an interest in one production stage mineral property, no development stage properties, and six exploration stage properties. The following describes each of these mineral properties.

Andacollo Mine, Chile

During the fourth quarter of fiscal 2005, Trend entered into negotiations to purchase 100% of Compania Minera Dayton (“CMD”), a Chilean corporation that owns and operates the Andacollo gold mine in Chile. On September 20, 2005, Trend bought 30% of the corporation’s shares (and effectively 30% of the aforementioned mine) while a separate group of investors purchased the remaining 70% on the same date.

The Company paid an initial $900,000 in cash for the acquisition. The Company also paid out additional related expenses for which it was to be repaid 70% by the other investors. Before the end of the year, the investor group bought Trend’s 30% stake in exchange for cash of $1,122,975, a 1% net smelter returns royalty, and a 30% back-in right exercisable through April 1, 2006. As a result of this transaction, the Company recognized a gain of $69,804 at September 30, 2005, and it retained a 1% net smelter returns royalty. The Company received the cash portion of the purchase price during the quarter ended December 31, 2005. The Company did not exercise the 30% back-in right.

The final operating permits for the mine were obtained on December 27, 2005, and it became fully operational during the third quarter of fiscal 2006. Trend is contractually entitled to receive 1% of gold revenues from the mine in monthly installments, subject to a 35% Chilean withholding tax. Through September 30, 2006, the Company has cumulatively expensed $0 to acquire this royalty and has recognized $134,398 of gross royalty income.

Diabase Peninsula, Cree Lake Area, Saskatchewan, Canada

On September 15, 2004, the Company diversified into uranium exploration with the staking of a mining claim comprising approximately 940 hectares (approximately 4 square miles) at Cree Lake in the Athabasca Basin of Saskatchewan.

In October 2004, the Company signed an option to purchase an additional mining claim at Cree Lake which covers 1681 hectares (approximately 6.5 square miles) and is located immediately adjacent to, and southwest of, the first Cree Lake claim. This option agreement is referred to herein as the Diabase Peninsula Lease.

Terms of the Diabase Peninsula Lease require Trend to maintain the claim group in good standing by performing a minimum of approximately CDN $20,172 worth of field work per year. In addition, payments to the lessor of CDN $15,000, $20,000, and $30,000, respectively, were made in each of the first three years. Trend has an option to purchase the claims for CDN $11 million any time through September 2012, at which time the property remains subject to a 3% gross royalty on any and all minerals produced.

Subsequent to the acquisition of the Diabase Peninsula Lease, Trend staked one more claim on the southwestern edge of the lease for an additional 1603 hectares (6.2 square miles), such that the aggregate area of Trend’s uranium claims in the Athabasca Basin totals 4224 hectares (16.7 square miles).

In December 2004, Trend announced that it and Nuinsco Resources Limited (“Nuinsco”) signed a Letter of Intent to form a 50-50 joint venture to own, operate and explore the three Cree Lake/Diabase Peninsula claims. Pursuant to the Letter of Intent Nuinsco conducted, at its expense, an exploration program consisting of geophysical surveys and geochemical sampling followed by drilling. A definitive joint venture agreement was executed on September 29, 2005. Under the terms of the joint venture agreement, Nuinsco must maintain all three claims in good standing, including the performance of the minimum annual filed work required by the Diabase Peninsula Lease, and will earn a 50% interest in the claims upon spending CDN $1 million prior to December of 2007. The spending requirement was satisfied in May of 2006, and accordingly, Trend and Nuinsco became 50-50 owners of the claims at that time. Since then, Trend has declined to fund its 50% share of continuing exploration expenditures and as a result, the Company’s ownership has been diluted to approximately 30% as of September 30, 2006. In the future, if Nuinsco takes the project into the development stage, Trend will have a one time opportunity to regain its 50% interest by repaying the expenditures it otherwise would have made plus paying a 40% penalty.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Additionally, to offset Trend’s payments made to the lessor, and per terms of the agreement with Nuinsco, during the quarter ended June 30, 2006, Nuinsco granted to the Company 212,500 freely trading shares of Nuinsco common stock.

Through September 30, 2006, the Company has cumulatively expensed $40,753 on this project.

Stillwater Complex, Montana

Effective January 1, 2005, Trend entered into an agreement with Aurora Metals Limited (“Aurora”) that provides that Trend will explore for platinum group and base metals on portions of Aurora claims known as the “Stillwater Intrusive Complex” in Montana. Trend will be the operator during the exploration stage and will earn 50% in the project by fulfilling work commitments to spend $2 million on qualified exploration expenditures over the ensuing 5 years. Additionally, Trend issued 50,000 shares of its common stock to Aurora on commencement of the agreement. Further, Trend issued 20,000 shares and paid $20,000 on the first anniversary of the agreement and must pay $20,000 in cash or stock each year thereafter until it has spent the agreed upon sum of $2 million, at which time a 50-50 joint venture will be formed.

The cumulative work commitment required by the agreement is $500,000 during the first two year period ending December 31, 2006. Thereafter, work commitments total $500,000 per year for three additional years. Through September 30, 2006, the Company had spent approximately $368,000 on qualified exploration expenditures. It is anticipated that another $8,000 will be spent prior to December 31, 2006. The Company was unable to complete its work commitment for 2006 due to forest fires which closed the National Forest, and thus the Company has notified Aurora Metals of a state of Force Majeure. The remaining current work commitment of $124,000 will be added to the 2007 commitment.

Through September 30, 2006, the Company has cumulatively expensed $377,580 on this project.

Lake Owen Claims, Wyoming

In September 1999, the Company entered into an agreement with General Minerals Corporation (“GMC”) to acquire a platinum group metals and magnetite property located in Albany County, Wyoming. Pursuant to the agreement, the Company received 104 unpatented mining claims, the Lake Owen claims, in exchange for 715,996 shares of common stock, $40,000 in cash and $750,000 in exploration expenditure commitments to be incurred over a three-year option period. In May 2000, the Company issued an additional 129,938 shares of common stock under this agreement.

In June 2000, the Company and GMC entered into an amendment to the agreement under which (i) the Company issued 416,961 shares of common stock to GMC upon GMC’s exercise of preemptive rights, (ii) the Company performed an additional $15,000 of geophysical work prior to December 31, 2000 (subsequently modified), (iii) the Company issued 200,000 additional shares and warrants exercisable until June 2002 to purchase 200,000 shares at $0.70 per share, and (iv) GMC agreed to terminate its antidilution and preemptive rights as provided in the original agreement. The 200,000 warrants expired.

In March 2002, the Company issued 1,100,000 shares, valued at $770,000 in full satisfaction of cash commitments relating to exploration activities. The issuance of these shares resulted in the full ownership of the Lake Owen claims by Trend Mining Company. The Company is obligated to pay a combined 4% Net Profits Interest royalty to predecessors-in-interest, General Minerals Company and/or Chevron Corporation.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

In 1999-2000, the Company staked additional claims at Lake Owen and an adjoining area, Albany West, and now holds 601 unpatented mining claims at the Lake Owen area. Through September 30, 2006, the Company has cumulatively expensed $2,448,960 on this project.

In August, 2005, the Company commenced exploration of this property with ground magnetic surveys. Effective June 1, 2006, the Company leased the 601 claims to RMP Resources Corp., a private company. The lease requires RMP to pay Trend advance royalties of $35,000 annually. The lease also requires RMP to incur exploration expenditures of $200,000 through June 1 2007, $350,000 during the following year, and $500,000 annually thereafter. Upon the cumulative expenditure of $5 million, RMP will acquire the property and will owe a 3% net smelter returns royalty to Trend.

Peter Lake, Saskatchewan, Canada

The Company holds mining claims in the Peter Lake Domain of northern Saskatchewan. The Peter Lake Domain is recognized to host known occurrences of copper-nickel and platinum-palladium mineralization.

In August 2000, the Company staked five claims. In 2002, the Company allowed these claims to lapse and subsequently restaked them plus one additional claim. In October of 2004 the Company expanded the Peter Lake Project by acquiring 3 claims near Ant Lake, Swan Lake, and Seahorse Lake. Five of the six 2002 claims lapsed, but in 2005 the Company staked four new claims. In March of 2006, the Company allowed the remaining 2002 claim to lapse, such that now the Company holds seven claims for a total of 14,781 hectares (57 square miles).

In August 2004, the Company began exploration of this property. During the summer of 2005, the Company executed a broad reconnaissance program to search for extractable concentrations of minerals. Through September 30, 2006, the Company has cumulatively expensed $195,853 on this project.

The Company continues to hold the property and would be required to spend approximately CDN$177,000 in 2007 to retain these claims. The Company is seeking a joint venture partner due to the high expense of operating in the high Canadian latitudes.

Pyramid Claims, Nevada

The Company retains a 1.5% net smelter returns royalty interest in the Pyramid project, which consists of five unpatented lode mining claims within the Walker Indian Reservation near Fallon, Nevada. Through September 30, 2006, the Company has cumulatively expensed $65,000 to acquire this royalty. There is currently no activity being conducted at this project.

Rae-Wallace Claims

The Company retains a 2.5% net smelter returns royalty on four patented mining claims located north of Anchorage, Alaska, that are owned by the Rae-Wallace Company, a former subsidiary. Through September 30, 2006, the Company has cumulatively expensed $55,000 to acquire this royalty. Trend does not anticipate any activity being conducted on these claims in the foreseeable future.

NOTE 4 - CONVERTIBLE DEBT

The Company’s convertible debt at September 30, 2006 and 2005 consists of the following:

	2006	2005
2001/2002 Convertible Debt: Notes payable, interest at 8% payable monthly, due August 17, 2008	$940,638	$940,638

2005 Convertible Debt: Notes payable at prime plus 3% (11.25% at September 30, 2006) but not less than 10%, due January 28, 2008, principal and interest payable monthly	885,490	1,628,125

2006 Convertible Debt: Notes payable, interest at 10%, due June 13, 2009, principal and interest payable monthly beginning October 2006	1,025,000	—

Subtotal	2,851,128	2,568,763

Unamortized discounts	(1,138,662)	(1,032,738)

Total	1,712,466	1,536,025

Less current maturities	(215,259)	(1,245,042)

Convertible debt, net of current portion	$1,497,207	$290,983

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Aggregate principal maturities of the convertible debt as of September 30, 2006 are as follows:

Year Ending September 30:
2007	$965,698
2008	1,629,180
2009	256,250

$2,851,128

Additional information regarding the Company’s convertible debt is as follows:

2001/2002 Convertible Debt

During the years ended September 30, 2001 and 2002, the Company completed private placements of convertible promissory notes in the amount of $1,032,857. The Company also issued warrants with the promissory notes. Subsequently, certain terms of both the notes and the warrants were modified. The warrants, as modified, allow for the purchase of up to 7,063,174 shares of the Company’s common stock. See Note 5 for additional information regarding warrants.

The promissory notes, as modified, are convertible into Units at a rate of one Unit for each $0.21 of principal outstanding. Each Unit consists of one share and one warrant with the warrant being exercisable for a period of five years from the date of conversion at a price of $0.25 per share. In addition subsequent to year end, accrued interest payable of $363,593 was converted into 3,635,930 common shares.

2004 Convertible Debt

On December 8, 2004, the Company sold three year convertible notes in the amount of $250,000. In addition, the note holders received warrants to purchase 750,000 common shares. The value of the warrants and beneficial conversions rights at the issuance date was $170,983 which was recorded on the balance sheet as a debt discount and additional paid-in capital. The Company paid financing fees of approximately $53,000 in connection with the notes. In March 2005, the notes and warrants were retired by the issuance of the 2005 Convertible Debt and the related debt discount amount was incorporated into that offering.

2005 Convertible Debt

During the year ended September 30, 2005, the Company completed private placements of convertible promissory notes in the amount of $1,800,000. Required monthly payments of principal and interest may be made in cash or in shares of the Company’s common stock. On December 6, 2005, the conversion rate of the debt was changed by operation of a clause in the note agreements that automatically reduced the conversion rate upon the sale by the Company of common stock at a price lower than the existing conversion rate of the notes. Therefore, at any time prior to maturity, the promissory notes are convertible into shares of the Company’s common stock at a rate of one share for each $0.10 of principal and interest outstanding. Additionally, the Company issued two series of warrants (Class A and Class B) with the promissory notes. The Class A warrants allow for the purchase of up to 2,400,000 shares of the Company’s common stock and Class B warrants allowed for the purchase of up to 3,000,000 shares of common stock.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

In relation to the convertible debt, the Company paid finders fees in the form of approximately $214,000 in cash and the issuance of Class A and Class B warrants. The Class A warrants allow for the purchase of up to 825,001 shares of the Company’s common stock and Class B warrants allowed for the purchase of up to 825,001 shares of common stock.

At issuance, the value of all the warrants and the beneficial conversions rights was $1,089,596 which was recorded on the balance sheet as a debt discount and additional paid-in capital. The warrants, beneficial conversion rights and finders fees are being amortized over the 3 year term of the convertible debt and the amortized amounts are included in financing expense in the financial statements.

During the year ended September 30, 2006, the exercise price of the Class A warrants was modified and all of the Class B warrants expired. See Note 5 for additional information regarding warrants.

2006 Convertible Debt

During the year ended September 30, 2006, the Company completed private placements of convertible promissory notes in the amount of $1,025,000. Required monthly payments of principal and interest may be made in cash or in shares of the Company’s common stock. At any time prior to maturity, the promissory notes are convertible into shares of the Company’s common stock at a rate of one share for each $0.10 of principal and interest outstanding. Additionally, the Company issued two series of warrants (Class A and Class B) with the promissory notes. The Class A warrants allow for the purchase of up to 4,100,000 shares of the Company’s common stock and Class B warrants allow for the purchase of up to 5,125,000 shares of common stock. See Note 5 for additional information regarding warrants.

In relation to the convertible debt, three shareholders were paid commissions totaling $133,500. The commissions were paid in the form of $23,750 in cash, issuance of 375,000 common shares valued at $37,500, and a $72,000 reduction of the balance of a promissory note.

At issuance, the value of all the warrants and the beneficial conversions rights was $891,750 which was recorded on the balance sheet as a debt discount and additional paid-in capital. The warrants, beneficial conversion rights and commissions are being amortized over the 3 year term of the convertible debt and the amortized amounts are included in financing expense in the financial statements.

Financing Expense

On the accompanying statement of operations, financing expense consists of the following:

Amortization of the fair value of beneficial conversion rights, warrants and financing fees associated with:
2005 Convertible debt	$730,330
2006 Convertible debt	203,744
Fair value of modifications of warrant terms	659,021

$1,593,095

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK AND WARRANTS

Preferred Stock

The Company has 20,000,000 authorized and unissued shares of preferred stock with a par value of $0.01 per share, with rights and preferences to be determined by the Company’s board of directors.

Common Stock

The Company has authorized the issuance of 100,000,000 shares of common stock with a par value of $0.01 per share. Each holder of common stock is entitled to one vote for each share of common stock held on all matters as to which holders of common stock are entitled to vote.

Warrants

The Company has issued warrants that enable the holder to purchase a stated number of shares of common stock at a certain price within a certain time period. Warrants have been issued in connection with a 1999 stock purchase agreement and in connection with the convertible debt discussed in Note 4.

Following is a summary of warrant activity for the years ended September 30, 2006 and 2005:

Number of Warrants
Outstanding at October 1, 2004	8,868,174
Issued	7,800,002
Exercised	—
Retired	(750,000)
Expired	(130,000)
Outstanding at September 30, 2005	15,788,176
Issued	9,225,000
Exercised	—
Expired	(5,500,001)
Outstanding at September 30, 2006	19,513,175

The Company utilizes the Black Scholes fair value model to estimate the value all warrants on the date of issuance. The Black-Scholes calculations for warrants issued during the years ended September 30, 2006 and 2005 used the following assumptions to estimate fair value: the risk-free interest rate of approximately 4.0%; volatility of 52%; and a life of 5 years for Class A warrants and 4 months for Class B warrants. The Company also assumed that no dividends would be paid on common stock.

On December 6, 2005, the strike price of 3,225,001 warrants was reduced from $0.50 to $0.10 by operation of a clause in the warrant agreements that automatically reduced the strike price upon the sale by the Company of common stock at a price lower than the existing strike price of the warrants. On August 17, 2006, the Company agreed to modify the terms of 7,063,174 warrants to extend the expiration date and to reduce the strike price to $0.25 from the previously existing strike prices of $1.00 and $0.40. The value of these modifications of the terms of the warrants, as determined using the Black Scholes fair value model, was $659,021 which was recorded as financing expense and additional paid-in capital.

Following is a summary of warrants outstanding at September 30, 2006 that reflects all modifications:

Number of Warrants	Strike Price	Expiration Date
2,383,333	$0.10	1/27/2010
200,000	$0.10	3/22/2010
641,668	$0.10	7/28/2010
4,100,000	$0.17	6/13/2011
6,464,761	$0.25	9/30/2011
150,000	$0.25	1/31/2012
113,413	$0.25	6/27/2012
335,000	$0.25	9/30/2012
5,125,000	$0.25	*
19,513,175

* expire 120 days after the effective date of a registration statement registering the shares issuable upon exercise of the warrants. The Company anticipates that a registration statement will be filed during the first quarter of calendar year 2007.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 - EQUITY INCENTIVE PLAN

On February 23, 2001, the Company’s shareholders approved the adoption of the 2000 Equity Incentive Plan and the reservation of 5,000,000 shares of common stock for distribution under the plan. On April 19, 2006, the plan was amended to increase the number of reserved shares to 8,000,000. These shares and options to acquire those shares may be granted to the Company’s employees, directors and consultants. The plan will terminate on January 4, 2011. The exercise price of options granted under this plan may not be less than the fair market price on the date of grant and in some cases not less than 110% of the fair market price. The terms, vesting schedule, transfer restrictions and expiration dates are to be determined by the Company’s board of directors. Under the plan, through September 30, 2006, 1,800,000 shares have been granted as directors fees. In addition, various options have been granted to officers, directors and consultants.

Following is a summary of stock option activity under the 2000 Equity Incentive Plan for the years ended September 30, 2006 and 2005:

	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2004	1,200,000	$0.44
Granted	1,000,000	0.30
Exercised	—	—
Expired	—	—

Outstanding at September 30, 2005	2,200,000	$0.37
Granted	125,000	0.26
Exercised	—	—
Expired	(200,000)	0.80
Outstanding at September 30, 2006	2,125,000	$0.33
Exercisable at September 30, 2006	1,975,000	$0.33

The weighted average grant date fair value of options granted during the years ended September 30, 2006 and 2005, was $0.13 and $0.12, respectively.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

For options outstanding and options exercisable, the weighted average remaining contractual life as of September 30, 2006, was 2.24 years and 2.12 years, respectively.

Total compensation expense recognized for stock options during the years ended September 30, 2006 and 2005, was $76,148 and $143,840, respectively. At September 30, 2006, there was $23,380 of total unrecognized compensation expense related to stock options that will be recognized during the year ending September 30, 2007.

The Company utilizes the Black Scholes fair value model to estimate the value all options on the date of grant. The Black-Scholes calculations for options granted during the years ended September 30, 2006 and 2005 used the following assumptions to estimate fair value: the risk-free interest rate approximately of 5.0%; volatility of 52% - 91%; and a life of 3 years. The Company also assumed that no dividends would be paid on common stock.

NOTE 7 - INCOME TAXES

The tax effects of significant temporary differences and carryforwards which give rise to the Company’s deferred tax assets and liabilities at September 30, 2006 and 2005, are as follows:

	2006	2005
Deferred Tax Assets:
Net operating loss carryforward	$2,678,000	$2,304,000
Other	100,000	67,000
	2,778,000	2,371,000

Deferred Tax Liabilities	—	(24,0000)

Valuation Allowance:
Beginning of year	(2,347,000)	(1,681,000)
(Increase) decrease	(431,000)	(666,000)
End of year	(2,778,000)	(2,347,000)

Net Deferred Tax Assets	$—	$—

At September 30, 2006, the Company has federal net operating loss carryforwards of approximately $7,880,000 which, if not utilized, will expire in the years 2010 through 2026. The Company’s ability to generate future taxable income to realize the benefits of its tax assets cannot be determined. Accordingly, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2006 and 2005.

The components of income tax expense for the years ended September 30, 2006 and 2005, are as follows:

	2006	2005
Current tax benefit (expense)	$—	$—
Deferred tax benefit (expense)	431,000	666,000
Increase in deferred tax assets valuation allowance	(431,000)	(666,000)

Income tax expense	$—	$—

During 2006 and 2005, the Company had deferred tax benefits that resulted primarily from net operating losses for which there were no currently refundable federal taxes.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

The provision for income taxes does not bear a normal relationship to pre-tax earnings. A reconciliation of the U.S. federal income tax rate with the actual effective rate for the years ended September 30, 2006 and 2005, is as follows:

	2006	2005

Income tax expense at statutory rate	34%	34%
Stock options and warrants	(19)	(10)
Change in valuation allowance	(16)	(31)
Other	1	7
	0%	0%

NOTE 8 - RELATED PARTY TRANSACTIONS

Notes Payable, Related Parties

During the year ended September 30, 2005, the Company borrowed $660,000 in total from Mr. Loucks, an officer and director, Dr. Ishiung Wu, a director, and IW Exploration, a company owned by Dr. Wu. The Company also issued to Mr. Loucks and Dr. Wu 60,000 and 6,000 shares of common stock, respectively, as a financing fee for their loans. The loans plus interest accrued at 8% were repaid during the year ended September 30, 2006.

Other Related Party Transactions

On behalf of the Company, in March 2005, an officer personally paid $15,000 owed to an outside consultant. The Company has recorded that amount in “accounts payable, related parties”, in the financial statements.

Included on the September 30, 2005 balance sheet is $73,000 of accrued wages owed to the former chief geologist for the Company. In October 2005, the Company paid a settlement of $25,000 with the remaining $48,000 of the debt forgiven.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Office Lease Agreement

In August 2004, the Company relocated to Colorado, and entered into a lease agreement for office facilities in Littleton. Total rent expense for the years ended September 30, 2006 and 2005, was $30,134 and $17,830, respectively. The lease expires June 30, 2007 and may be renewed for one year thereafter. Future minimum rental payments are $18,000 for the year ending September 30, 2007.

Mineral Properties

Four of the Company’s mining claims at Peter Lake in Saskatchewan, Canada, are scheduled to lapse in August 2007, and the remaining three claims in January 2008. In order to retain the claims, the Company must fulfill exploration commitments prior to the lapse dates of CDN$119,000 and CDN$58,000 for the four claims and three claims, respectively.

To maintain its interest in the Stillwater property, the Company must fulfill exploration commitments of approximately $624,000 by December 31, 2007 and $500,000 in each of the following two years.

All commitments to maintain the Company’s Cree Lake claims are being fulfilled by the Company’s joint venture partner. All commitments to maintain the Company’s the Lake Owen claims are being fulfilled by the lessee of the claims.

The Company’s interest in the Andacollo mine, Pyramid claims, and Rae-Wallace claims are all perpetual royalties requiring no future commitments.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Employment Agreements

On November 1, 2005, the Company entered into an employment agreement with Mr. Thomas Loucks, the president and chief executive officer, for a term of one year, which extends each year for a period of one year unless terminated by either party. Under the agreement the Company will pay Mr. Loucks $120,000 annually.

The Company has an employment agreement with Mr. John Ryan, the chief financial officer, secretary and treasurer, whereby Mr. Ryan receives a salary of $4,000 per month. The agreement may be terminated by either party with 30 days notice. If the Company is unable to pay the salary in cash, then Mr. Ryan has the option to receive $4,000 worth of the Company’s common stock at the prevailing rate of which shares are or were most recently sold by the Company. For the years ended September 30, 2006 and 2005, Mr. Ryan took stock in lieu of cash of $18,000 and $8,000, respectively. As of September 30, 2006 and 2005, $0 and $4,000 were owed to Mr. Ryan under this agreement.

Legal Proceedings

In May, 2002, one of the Company’s vendors obtained a judgment to collect $18,574 due under a rental lease agreement for office space the Company chose to vacate. The judgment bears interest at 18% until paid in full. Included in the accounts payable balance as of September 30, 2006 is approximately $37,860 related to this judgment.

On August 24, 2005, a complaint was filed against the Company seeking $52,500 in legal fees which were allegedly incurred in connection with the Company’s recovery of alleged short-swing trading profits from an insider of the Company. The case was dismissed with prejudice in November 2005, pursuant to a compromise and settlement under which the Company paid the plaintiff $26,250 on November 15, 2005. The Company accrued the settlement and recorded “settlement expense” on the statement of operations for the year ended September 30, 2005.

Environmental Costs

The operations of the Company may be subject to and affected by environmental regulations, including those for future removal and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable. The amount of future environmental compliance costs cannot be determined at this time.

NOTE 10 - CONCENTRATIONS

All of the Company’s royalty revenue is from the same mineral property and operator.

The Company has significantly relied on Mr. Thomas Kaplan and various associated entities of Mr. Kaplan, as well as Mr. Howard Schraub and various associated entities, for operating capital. At September 30, 2006, Mr. Kaplan and Mr. Schraub are beneficial owners of approximately 17% and 7%, respectively, of the Company’s outstanding common stock; and they are beneficially owed $1,125,680 and $574,328, respectively, of convertible debt and accrued interest.

Substantially all of the holders of the Company’s convertible debt are stockholders of the Company.

NOTE 11 - SUBSEQUENT EVENTS

On December 22, 2006, the Company’s stockholders amended the Company’s Certificate of Incorporation to increase the number of authorized shares of Company common stock to 250,000,000.

On December 16, 2006, the Company entered into an agreement with CPM Group to settle a claim for a finders’ fee relating to the Andacollo gold mine in Chile. The parties agreed that Trend will pay to CPM Group 10% of all it has or will receive in after tax royalty payments from the mine. The Managing Director of CPM Group is Jeffrey Christian, a Director of Trend.

NOTE 12 - CORRECTION OF AN ERROR

The accompanying financial statements for September 30, 2005 were previously restated in an amended Annual Report on Form 10-KSB/A filed February 1, 2006. The restatement corrected various errors. It was discovered that a computer acquired in 2005 was incorrectly expensed. Additionally the Company discovered that interest on rental lease judgment had not been properly accrued in 2005 and that additional payables to several vendors at September 30, 2005 had not been recorded and that there had been a typographical error in the reporting of interest and financing expenses on the income statement. The Company also discovered that common stock transactions for the payment on the convertible debt and financing fees for related party payables had not been recorded. The Company also discovered that there was an error in the accounting for the gain on the sale of its mining property interest in Chile. The effects of the restatement were to increase property and equipment by $868, increase accounts payable by $133,196 increase accounts receivable by $1,000,000, increase financing expenses $384,308, decrease interest $374,907 and decrease operating expenses $860,923 and decrease net loss and accumulated deficit at September 30, 2005 by $851,511 ($0.02 per share).

The following is the summary of the effects of the above corrections:

	As Originally Filed	As Corrected	Change
Financial Position
Receivable from sale of mining interest**	$122,975	$1,122,975	$1,000,000
Property and equipment, net of depreciation	$12,159	$13,027	$868
Accounts payable	$386,435	$519,631	$133,196
Interest payable convertible debt	$14,281	$12,747	$(1,534)
Long term portion of convertible debt	$295,671	$290,983	$(4,688)
Common stock	$372,759	$373,733	$974
Additional paid-in capital	$8,004,292	$8,025,700	$21,408
Net Income (Loss)	$(3,032,362)	$(2,180,851)	$851,511
Accumulated Deficit	$(12,748,610)	$(11,897,099)	$851,511

Results of Operations
Exploration expense	$1,134,006	$215,246	$(918,760)
General and administrative	$584,095	$588,809	$4,714
Legal and professional	$219,397	$272,520	$53,123
Gain on sale of mining interest	$69,816	$69,805	$(11)
Financing expense	$202,247	$586,555	$384,308
Interest expense	$570,395	$195,488	$(374,907)
Earnings (loss) per share	$(0.08)	$(0.06)	$0.02

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with accountants on accounting and financial disclosures from the inception through the date of this Annual Report.

We believe it is more effective to have the accounting firms which handle our tax matters, financial reviews, and annual audit based nearby. Consequently, as part of our move from Coeur d’Alene, Idaho, to Denver, Colorado, Trend, with the approval of its audit committee, switched from Williams & Webster, based in Spokane, Washington, to Richey, May & Company (audit) and M. Rodenburg, CPA (tax), both based in Denver, Colorado, during fiscal 2006.

ITEM 8A. CONTROLS AND PROCEDURES.

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules promulgated under the Securities Exchange Act of 1934, as amended, for the period ended September 30, 2006. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

All directors are elected for a one year term or until their replacement is elected or named.

Director	Principal Occupations and Business Experience During the Past Five Years

Jeffrey M. Christian Age 50
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

Thomas Loucks Age 57
Mr. Loucks became president and chief executive officer of the Company in June, 2004 and a member of the board in August 2004. He worked as an independent consultant to junior mining and other resource companies from July 2000 until joining the Company. From 1991 until June, 2000 he was the executive vice president and treasurer at Royal Gold, Inc. From August 1988 until 1991, Mr. Loucks was Vice President of Corporate Development of Royal Gold. From August 1985 until August 1988, Mr. Loucks was a business development analyst with Newmont Mining Company. Mr. Loucks is a director of Platinum Diversified Mining, Inc., and a member of the Society of Economic Geologists, Inc. and the Society of Economic Geologists Foundation, Inc. He holds a B.A. and an M.A. in geology from Dartmouth College and an M.B.A. from Stanford University.

John P. Ryan Age 44
Mr. Ryan has served as our chief financial officer, secretary, treasurer and as a director since August 2000. Mr. Ryan is a degreed mining engineer. Mr. Ryan served as the vice president of corporate development for Cadence Resources Corporation from September 1996 to October 2005, and is currently serving as the secretary of Cadence. Cadence is a publicly traded oil exploration and production company. Since February 2004, he has served as an officer and director of White Mountain Titanium Corporation, a publicly traded mining exploration company. Other companies with which Mr. Ryan holds an officer and/or director position include Platinum Diversified Mining, Inc., Bio-Quant, Inc., Nevada-Comstock Mining Company, Great Wall Gold Corporation, High Plains Uranium, Inc., Sundance Diamonds Corporation and Dotson Exploration Company. Many of these companies have only minimal activity and require only a small amount of Mr. Ryan’s time. Mr. Ryan is a former U.S. Naval Officer and obtained a B.S. in Mining Engineering from the University of Idaho and a Juris Doctor from Boston College Law School.

Ishiung J. Wu Age 60
In May 2004, Dr. Wu became Chairman of the Board of Trend Mining Company, where he has been a director since August 2000. Dr. Wu has been a director of High Plains Uranium since February 2005. Dr. Wu has also been the President and a director of Great Wall Gold Corporation, an exploration company focused on China, since 2004 and IW Exploration Co., a company engaged in mineral exploration, since 1991. From June 1994 to January 2002, Dr. Wu was a director and Vice President of Acquisitions for General Minerals Corporation., a natural resources public company. From January 2000 to January 2002, he was also Chairman of Xinjiang Towerbeck Mineral JV Inc., a Chinese-Canadian joint venture for mining activities and gold exploration. Dr. Wu holds an M.A. and Ph.D. from Harvard University, where he was a Teaching Fellow in Geology from 1971 to 1973. He is also a Fellow of the Society of Economic Geologists.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain defined persons to file reports of and changes in beneficial ownership of a registered security with the Securities and Exchange Commission and the National Association of Securities Dealers in accordance with the rules and regulations promulgated by the Commission to implement the provisions of Section 16. Under the regulatory procedure, officers, directors, and persons who own more than ten percent of a registered class of a company’s equity securities are also required to furnish Trend with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of Forms 3 and 4 furnished to Trend during the 2006 fiscal year and Forms 5 furnished to Trend with respect to fiscal 2006, our officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements except as follows: Mr. Loucks failed to timely file four Form 4s, on October 20, 2005 reporting 3 transactions, on December 5, 2005 reporting 1 transaction, and on January 11, 2006 reporting 2 transactions; Dr. Wu failed to timely file a Form 4 on December 8, 2005 reporting 1 transaction; Mr. Bobby Cooper, a former director, failed to timely file a Form 4 on December 13, 2005 reporting 2 transactions; Mr. Michael Sharratt, a former director, failed to timely file a Form 4 on December 6, 2005 reporting 1 transaction; Mr. Christian failed to timely file two Form 4s on November 18, 2005 reporting 2 transactions and on December 9, 2005 reporting 1 transaction; and Mr. Ryan failed to timely file one Form 4 on January 13, 2006 reporting 2 transactions.

Code of Ethics

We adopted a Code of Ethics that applies to our principal executive officer and principal financial officer. Our Code of Ethics has been filed with the Securities and Exchange Commission.

Audit Committee

We established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Jeffrey Christian, Ishiung Wu and John Ryan. The Audit Committee’s financial expert is Jeffrey Christian who is an independent director.

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

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table shows the total compensation that we paid to our president and chief executive officer for the 2006 fiscal year and the previous fiscal year. No other officer received more than $100,000 in total compensation during the 2006 fiscal year. Therefore, for purposes of this disclosure, Mr. Loucks is our only “named executive officer.”

Summary Compensation Table

		Annual			Long Term Compensation
					Awards		Payouts
Name and Principal Position (a)	Year (b)	Annual Salary ($) (c)	Bonus ($) (d)	Other annual compensation ($) (e)	Restricted Stock Awards ($) (f)	Securities Underlying Options /SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compensation ($) (i)
Thomas Loucks,	2006	$127,500	—	—	—	—	—	—
President,	2005	$92,000	—	—	—	750,000	—	$23,000
CEO(1)	2004	$26,000	—	—	—	500,000	—	—

(1)	Mr. Loucks became President and Chief Executive Officer of Trend in June 2004.

Aggregated Option Exercises in Last Fiscal Year and
Fiscal Year-End Option/SAR Values

The following table contains information concerning the number of shares acquired and value realized from the exercise of options by the named executive officer during fiscal 2006 and the number of unexercised options held by the named executive officer at September 30, 2006.

Name	Shares Acquired on Exercise	Value Realized $	Number of Shares of Common Stock Underlying Unexercised Options at Year End (September 30, 2006)		Value of Unexercised In-The-Money Options at Year End (September 30 2006)(1) ($)
(a)	(b)	(c)	Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas Loucks (CEO)	—	—	1,100,000	150,000	—	—

(1)	Options are “in-the-money” if the market price of a share of common stock exceeds the exercise price of the option.

Director Compensation

For fiscal year 2005, we granted to each of our directors 100,000 shares of our Common Stock, 600,000 shares in the aggregate for 2005, pursuant to the 2000 Equity Incentive Plan for compensation for their service on the board. The Board did not make a similar grant for fiscal 2006.

In the future, Trend may award directors for assuming additional responsibilities such as serving on a standing committee. In the future, the Board intends to award compensation to its members by examining comparable compensation at other companies in the same industry and at the same stage of development as Trend, and choosing a level of compensation which is at or near the median level of compensation paid by other companies, taking into account a desire to award compensation which creates incentive for retention and performance of the members.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 29, 2006, certain information regarding the ownership of our voting securities by each stockholder known to our management to be (i) the beneficial owner of more than 5% of our outstanding common stock, (ii) our directors, (iii) our named executive officer current executive officers, and (iv) all executive officers and directors as a group. We believe that, except as otherwise indicated, the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares. Percentage of ownership is based on 54,831,011 shares of Common Stock issued and outstanding at December 29, 2006, plus, as to the holder thereof only and no other person, the number of shares of Common Stock subject to options, warrants and convertible debentures exercisable or convertible within 60 days of December 29, 2006 by that person.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Outstanding Shares of Common Stock

Thomas Loucks (2)	1,460,000	2.6%
Jeffrey M. Christian (3)	425,630	*
John P. Ryan (4)	1,601,518	2.9%
Ishiung J. Wu (5)	821,000	1.5%
All executive officers and directors as a group (4 persons) (6)	4,308,148	7.6%

5% Stockholders:

Thomas Kaplan (7) 154 West 18th Street New York, New York	23,006,532	33.0%

Howard Schraub(8) c/o G. Howard Associates 525 East 72nd Street New York, NY 10021	12,899,351	19.9%

Longview Entities (9) 600 Montgomery Street 44th Floor San Francisco, CA 94111	5,874,007	9.7%

ALPHA CAPITAL AKTIENGESELLSCHAFT (10) Pradafant 7 9490 Furstentums Vaduz, Lichtenstein	6,111,463	10.0%

* Less than 1%.

1. The address of each person, unless otherwise noted, is c/o Trend Mining Company, 5439 South Prince Street, Littleton Colorado 80120.

2. Includes 1,100,000 shares of common stock issuable upon exercise of currently exercisable options.

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

5. Includes 500,000 shares of common stock issuable upon exercise of currently exercisable options.

6. These shares include 1,850,000 shares issuable pursuant to currently exercisable options, 40,000 shares owned by Nancy Martin, Mr. Ryan’s spouse, 4,000 shares owned by Andover Capital of which Mr. Ryan is a 50% shareholder and his spouse is a 50% shareholder, 20,000 shares owned by Dotson of which Mr. Ryan is a major owner and 118,630 shares owned by CPM Group.

7. This information is based solely on a Schedule 13D/A filed with the SEC on August 29, 2006. The amount reflects shares, shares issuable upon exercise of warrants and shares issuable upon exercise of options held by Mr. Kaplan, Tigris Financial Group, Ltd. (“Tigris”), Electrum LLC (“Electrum”), and LCM Holdings, LDC (“LCM”). Mr. Kaplan has sole voting and dispositive control with respect to 1,000,000 shares owned by Tigris of which he is the sole stockholder. Pursuant to a voting trust agreement with Electrum, dated March 31, 2000 and amended on March 30, 2001, Mr. Kaplan also has sole voting and dispositive control with respect to 18,443,693 shares owned by Electrum consisting of (1) 5,765,742 shares of common stock held outright; (2) 6,949,761 shares underlying common stock purchase warrants which are exercisable at an exercise price of $0.25 per share and (3) 2,864,095 shares of common stock and 2,864,095 shares underlying warrants which are exercisable at an exercise price of $0.25 per share, which shares and warrants are issuable to Electrum upon conversion of convertible debt held by Electrum. Pursuant to a voting trust agreement with LCM, dated August 27, 2003, Mr. Kaplan also has sole voting and dispositive control with respect to 3,562,839 shares held by LCM consisting of (1) 1,458,254 shares of common stock held outright; (2) 113,413 shares of common stock underlying common stock purchase warrants which are exercisable at an exercise price of $0.25 per share; and (3) 995,586 shares of common stock and an additional 995,586 shares of common stock underlying common stock purchase warrants which are exercisable at an exercise price of $0.25 per share, which shares and warrants are issuable to LCM upon conversion of convertible debt held by LCM. Pursuant to the Stock Purchase Agreement, Tigris and Electrum have the right to proportional representation (meaning representation proportional to the relative ownership interest in Trend) on our Board of Directors and the right to demand registration rights.

8. Includes 5,143,135 shares issuable upon conversion of convertible debt held by Mr. Schraub. Also includes 2,375,000 shares of common stock underlying common stock purchase warrants, which are exercisable at an exercise price of $0.25 per share, 1,900,000 shares of common stock underlying common stock purchase warrants, which are exercisable at an exercise price of $0.17 per share and 600,000 shares of common stock underlying common stock purchase warrants, which are exercisable at an exercise price of $0.25 per share.

9. Includes 2,403,671 shares issuable upon conversion of convertible debt and 533,333 shares of common stock underlying common stock purchase warrants, which are exercisable at an exercise price of $0.10 per share, held by Longview Fund LP. The controlling person of Longview Fund LP is Peter T. Benz, Chairman and Managing Member, Viking Asset Management, LLC, as General Partner. Includes 1,502,294 shares issuable upon conversion of convertible debt and 333,333 shares of common stock underlying common stock purchase warrants, which are exercisable at an exercise price of $0.10 per share, held by Longview Equity Fund LP. The controlling person of Longview Equity Fund LP is Wayne H. Coleson, CEO and CIO, Redwood Grove Capital Management, LLC as Investment Manager. Includes 901,376 shares issuable upon conversion of convertible debt and 200,000 shares of common stock underlying common stock purchase warrants, which are exercisable at an exercise price of $0.10 per share, held by Longview International Equity Fund LP. The controlling person of Longview International Equity Fund LP is Wayne H. Coleson, CEO and CIO, Redwood Grove Capital Management, LLC as Investment Manager.

10. The controlling persons of Alpha Capital are Messrs. Konrad Ackerman and Rainer Posch. Includes 3,528,130 shares issuable upon conversion of convertible debt and 2,583,333 shares of common stock underlying common stock purchase warrants, which are exercisable at an exercise price of $0.10 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Conflicts of Interest

Mr. Ryan is an officer and director of High Plains Uranium, Inc. which operates only in the United States while we explore for uranium only in Canada. Mr. Ryan is also an officer and/or director of other companies which are exploration stage mineral companies. However, we believe that none of these other companies are focused on exploration for palladium and platinum.

Our officers, employees and outside directors are periodically reminded to comply with the policy discussed by the Board of Directors on February 23, 2001 providing that the officers and employees of Trend disclose all metal related activities and that outside directors disclose to the Board those activities which relate to other platinum group metal related opportunities.

Mr. Christian works as a consultant and advisor, through CPM Group, a commodities research group, with most major companies involved in platinum group metals. Its clients include most major producers and refiners of these metals, including companies that may have an interest in joint venture arrangements with Trend. CPM Group also advises several other platinum group metal exploration companies that compete with Trend. It hosts an annual seminar that attracts companies such as Trend, and Trend has made presentations to investors and others at these seminars along with companies that compete with Trend. CPM Group’s clients also include major users of platinum group metals.

Loans by Related Parties

During July and August 2005, we received short-term advances from Thomas Loucks ($600,000) and Ishiung Wu ($60,000), for continued operations and to accommodate the due diligence and payment of additional extension payments concerning the Andacollo mine. The loans were repaid by September 30, 2006.

Consultants

On September 19, 2005, we entered into a consulting agreement with Mr. Bobby Cooper, a former director, to act as a consultant, advising on various aspects of mining operations and, specifically in this instance, to assist in explaining the intricacies of the Andacollo gold operation to interested investors. Pursuant to this agreement, on November 10, 2005, the board resolved to issue to Mr. Cooper shares of our common for the work Mr. Cooper performed. The fair value of the shares on the date of grant was $1,800.

On December 16, 2006, we entered into an agreement with CPM Group to settle a claim for a finders’ fee relating to the Andacollo gold mine in Chile. The parties agreed that Trend will pay 10% of all it has or will receive in after tax royalty payments from the mine. The Managing Director of CPM Group is Jeffrey Christian, a Director of Trend.

ITEM 13. EXHIBITS

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

10.3	Letter Agreement, dated November 10, 2000, by and between the Company and Electrum LLC. (6)

10.4	Letter Agreement, dated November 17, 2000, by and between the Company and Electrum LLC. (6)

10.5	Loan Facility Agreement, dated December 6, 2000, by and between the Company and Electrum LLC. (6)

10.6++	2000 Equity Incentive Plan, adopted February 23, 2001. (7)

10.7	Loan Agreement, dated March 12, 2001, by and between the Company and Electrum LLC. (8)

10.8	Letter Agreement, dated April 11, 2001, by and between the Company and Electrum LLC. (9)

10.9	Form of Loan Facility, dated August 16, 2001, between the Company and Lillian Berger.(10)

10.10	Loan Facility, dated September 28, 2001, between the Company and Lillian Berger. (10)

10.11	Form of Loan Facility, dated October 22, 2001, between the Company and LCM Holdings, LDC. (10)

10.12	Bill of Sale, dated November 12, 2001, relating to the Pyramid property, by and between the Company and Western Goldfields, Inc., fka Calumet Mining Company. (10)

10.13	Loan Facility, dated December 18, 2001, between the Company and Larry Buchanan. (10)

10.14
Form of Agreement to Readjust Certain Terms of Loans & Warrants, dated January 30, 2002, by and between the Company, Electrum LLC, LCM Holdings, Ltd., the Estate of Lillian Berger and Larry Buchanan. (10)

10.15	Form of Transfer of Lake Owen Option Agreement, dated February 2002, by and among General Minerals Corporation, the Company, Ron Nash and Howard Schraub. (10)

10.16	Form of Sale of Lake Owen Option Agreement and Exercise of Option, dated March 15, 2002, by and between the Company and Howard Schraub. (10)

10.17	Form of Sale of Lake Owen Option Agreement and Exercise of Option, dated March 15, 2002, by and between the Company and Ron Nash. (10)

10.18	Form of Loan Facility, dated June 27, 2002, between the Company and LCM Holdings, LDC. (10)

10.19++	Amended Employment Agreement, dated September 1, 2002, by and between the Company and John P. Ryan. (10)

10.20	Cancellation of share of Series A Preferred Stock, dated October 1, 2002, by the Company and Thomas Kaplan. (10)

10.21	Form of Subscription Agreement in connection with October - December 2002 private placement. (10)

10.22	Form of Subscription Agreement, dated December 29, 2002, by and between the Company and Kurt J. Hoffman for 169,160 shares of the common stock of the Company. (10)

10.23	Form of Subscription Agreement, dated January 14, 2003, by and between the Company and John P. Ryan for 450,000 shares of the common stock of the Company. (10)

10.24	Promissory Note, dated August 29, 2003, from the Company to CGT Management Ltd. (10)

10.25	Form of Amendment to Promissory Note, dated November 27, 2003, by and between the Company and CGT Management Ltd. (10)

10.26	Waiver Agreement dated February 12, 2004, by and between the Company and Electrum LLC, and between the Company and LCM Holdings LDC. (15)

10.27	Amended Loan and Warrant Agreement dated February 12, 2004, by and between the Company and Electrum LLC, and between the Company and LCM Holdings LDC. (15)

10.28	Lease Agreement effective as of September 2, 2004 by and between the Company and Lloyd Clark. (11)

10.29	Joint Venture Agreement effective as of January 1, 2005, by and between the Company and Aurora Metals (BVI) Limited. (11)

10.30	Form of Subscription Agreement dated as of January 27, 2005 by and among Trend Mining Company and the purchasers identified therein. (12)

10.31	Form of Pledge and Security Agreement dated as of January 27, 2005 by and among Trend Mining Company and the secured parties identified therein.(12)

10.32	Form of Limited Standstill Agreement dated as of January 27, 2005 by and among Trend Mining Company and the stockholders identified therein. (12)

10.33	Amendment, Waiver and Consent to Transaction Documents Agreement, dated as of July 28, 2005, by and among Trend Mining Company and the purchasers identified therein. (13)

10.34	Share Purchase Agreement, dated as of September 20, 2005, between Trend Mining Company and Pacific Rim Mining Corp. (14)

10.35	Charge, dated September 20, 2005, between Trend Mining Company and Pacific Rim Mining Corp. (14)

10.36	Deed of Assignment, dated as of September 20, 2005, between Trend Mining Company and Pacific Rim Mining Corp. (14)

14*	Code of Ethics

31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1+	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

+	Filed herewith.

*	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 filed with the Commission on January 13, 2006, File No. 000-31159.

++	Indicates an exhibit that constitutes an executive compensation plan.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 28, 2001, File No. 000-31159.

(2)	Incorporated by reference to Schedule 13D by Thomas S. Kaplan, filed with the Commission on October 4, 2000, File No. 005-59667.

(3)	Incorporated by reference to Schedule 13D/A by Thomas S. Kaplan, filed with the Commission on May 23, 2001, File No. 005-59667.

(4)	Incorporated by reference to Schedule 13D/A by Thomas S. Kaplan, filed with the Commission on November 21, 2003, File No. 005-59667.

(5)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, Amendment No. 1, filed with the Commission on September 27, 2000, File No. 000-31159.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, File No. 000-31159.

(7)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A, filed with the Commission on January 29, 2001.

(8)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, Amendment No. 4, filed with the Commission on March 26, 2001, File No. 000-31159.

(9)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, Amendment No. 5, filed with the Commission on May 25, 2001, File No. 000-31159.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 filed with the Commission on January 21, 2004, File No. 000-31159.

(11)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Amendment No. 1, filed with the Commission on August 8, 2005, File No. 333-124144.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 28, 2005, File No. 000-31159.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 2, 2005, File No. 000-31159.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 23, 2005, File No. 000-31159.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 filed with the Commission on January 13, 2005, File No. 000-31159.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board and Audit Committee reviews and approves audit and permissible non-audit services performed by Richey, May & Company and William & Webster, as well as the fees charged by Richey, May & Company and William & Webster for such services. In its review of non-audit service fees and its appointment of Richey, May & Company and William & Webster as our independent accountants, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Richey, May & Company and William & Webster. All of the services provided and fees charged by Richey, May & Company in 2006 were pre-approved by the Audit Committee.

We believe it is more effective to have the accounting firms which handle our tax matters, financial reviews, and annual audit based nearby. Consequently, as part of our move from Coeur d’Alene, Idaho, to Denver, Colorado, Trend, with the approval of the audit committee, switched from Williams & Webster, based in Spokane, Washington, to Richey, May & Company (audit) and M. Rodenburg, CPA (tax), both based in Denver, Colorado, during fiscal 2006.

AUDIT FEES

The aggregate fees billed by Richey, May & Company and by Williams & Webster P.S. for professional services for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB were $33,123, for fiscal 2006 and $34,056 for fiscal 2005, net of expenses.

AUDIT-RELATED FEES

There were no fees billed in each of the last two fiscal years for assurance and related services by Richey, May & Company and Williams & Webster that are related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above.

TAX FEES

The aggregate fees billed by M. Rodenburg, CPA, for professional services rendered for tax compliance purposes were $2,855 for fiscal 2006 and $0 for fiscal 2005.

ALL OTHER FEES

There were no fees billed by Richey, May & Company and by Williams & Webster P.S. for other services during the fiscal years 2006 and 2005.

	Fiscal 2006	Fiscal 2005
Audit fees	$33,123	$34,056
Consulting fees	$0	$0
Tax fees	$2,855	$0
Other fees	$0	$0
Total fees	$35,978	$34,056

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND MINING COMPANY

Dated: January 12, 2007	By:	/s/ Thomas A. Loucks
Name: Thomas A. Loucks
Title: President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Thomas A. Loucks and John P. Ryan, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of January 12, 2007.

By:	/s/ Thomas A. Loucks
Thomas A. Loucks Chief Executive Officer and President and Director (Principal Executive Officer)

By:	/s/ John P. Ryan
John P. Ryan Chief Financial Officer and Treasurer and Director (Principal Financial and Accounting Officer)

By:	/s/ Ishiung J. Wu
Ishiung J. Wu Director

By:	/s/ Jeffrey M. Christian
Jeffrey M. Christian Director