Form 10QSB
period 2006-12-31
TREND MINING CO
filed 2007-02-21
CIK 1115954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

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
Yes ☐ No ☒

The number of shares of common stock, par value $0.01 per share, outstanding as of January 31, 2007: 55,170,953 shares

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TREND MINING COMPANY (An Exploration Stage Company) BALANCE SHEETS

	December 31,	September 30,
	2006	2006
ASSETS

CURRENT ASSETS
Cash	$200,835	$390,680
Accounts receivable	43,269	35,291
Prepaid expenses	5,000	-
Total Current Assets	249,104	425,971

MINERAL PROPERTIES	-	-

PROPERTY AND EQUIPMENT, net of depreciation	10,309	10,853

OTHER ASSETS
Available for sale securities	151,937	78,625
Reclamation bonds	-	7,720

TOTAL ASSETS	$411,350	$523,169

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$87,402	$65,174
Accounts payable, related parties	15,000	15,000
Accrued expenses	8,000	2,468
Interest payable, convertible debt	96,499	416,645
Current portion of long-term convertible debt	470,197	215,259
Total Current Liabilities	677,098	714,546

LONG-TERM CONVERTIBLE DEBT, net of current portion	1,319,676	1,497,207

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 20,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized;
55,082,548 and 48,975,804 shares issued and outstanding,
respectively	550,825	489,758
Additional paid-in capital	13,454,375	12,909,764
Accumulated other comprehensive income	109,437	36,125
Accumulated deficit prior to exploration stage	(558,504)	(558,504)
Accumulated deficit during exploration stage	(15,141,557)	(14,565,727)
Total Stockholders’ Deficit	(1,585,424)	(1,688,584)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$411,350	$523,169

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY (An Exploration Stage Company) STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Period from
			October 1, 1996
	Three Months	Three Months	(Inception of
	Ended	Ended	Exploration Stage)
	December 31,	December 31,	to December 31,
	2006	2005	2006

ROYALTY REVENUES	$91,268	$-	$260,666

EXPENSES
Exploration expense	35,516	7,051	3,325,228
General and administrative	112,968	58,518	3,514,816
Officers and directors compensation	58,053	140,938	2,453,599
Legal and professional	92,485	168,433	2,120,059
Depreciation	543	689	58,708
Total Expenses	299,565	375,629	11,472,410

OPERATING LOSS	(208,297)	(375,629)	(11,211,744)

OTHER INCOME (EXPENSE)
Dividend and interest income	4,230	3,367	34,113
Settlement expense	-	-	(26,250)
Gain (loss) on disposition and impairment of assets	-	-	(105,861)
Gain (loss) on investment sales	-	-	(63,813)
Financing expense	(313,400)	(108,477)	(3,628,163)
Interest expense	(62,621)	(66,165)	(851,562)
Other income (loss)	4,258	-	33,762
Forgiveness of debt	-	48,000	677,961
Total Other Income (Expense)	(367,533)	(123,275)	(3,929,813)

LOSS BEFORE INCOME TAXES	(575,830)	(498,904)	(15,141,557)

INCOME TAXES	-	-	-

NET LOSS	(575,830)	(498,904)	(15,141,557)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain on available for sale securities	73,312	-	109,437

COMPREHENSIVE LOSS	$(502,518)	$(498,904)	$(15,032,120)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	53,620,503	38,709,272

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY (An Exploration Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Date	Price	Number of Shares	Number of Options	Number of Warrants	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, September 30, 2006			48,975,804	2,125,000	19,513,175	$489,758	$12,909,764	$(15,124,231)	$36,125	$(1,688,584)

Common Stock issued:
- for convertible debt and interest	Various	0.100	5,345,380	-	-	53,454	478,273	-	-	531,727
- for compensation	10/31/2006	0.100	40,000			400	3,600			4,000
- for convertible debt and interest	12/1/2006	0.084	63,244			632	4,680			5,312
For convertible debt and interest	12/1/2006	.065	250,531	-	-	2,505	12,338	-	-	14,843
- for convertible debt and interest	12/13/2006	0.091	204,807			2,048	16,630			18,678
- for convertible debt and interest	12/26/2006	0.880	59,925			599	4,674			5,273
- for compensation	12/26/2006	0.140	142,857			1,429	18,571			20,000
Compensation costs recognized for options			-	-	-	-	5,845	-	-	5,845
Unrealized change in market value of available for sale securities			-	-	-	-	-	-	73,212	73,312
Net loss			-	-	-	-	-	(575,830)	-	(575,830)

Balance, December 31, 2006			55,082,548	2,125,000	19,513,175	$550,825	$13,454,375	$(15,700,061)	$109,437	$(1,585,424)

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY (An Exploration Stage Company) STATEMENTS OF CASH FLOWS

			Period from
			October 1, 1996
	Three Months	Three Months	(Inception of
	Ended	Ended	Exploration Stage)
	December 31,	December 31,	to December 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(575,830)	$(498,904)	$(15,141,557)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	543	689	58,708
Amortization of debt discount	313,400	108,477	1,737,408
Loss on investment sales	-	-	68,969
Loss (gain) on disposition and impairment of assets	-	-	105,861
Gain on forgiveness of debt	-	(48,000)	(249,581)
Interest expense forgiven by related parties	-	-	20,848
Common stock issued for services
and financing expenses	20,000	1,800	1,285,171
Common stock issued for payables and accrued expenses	-	-	219,656
Common stock issued for investments	-	-	93,168
Common stock issued for incentive fees	-	-	21,544
Common stock issued for payment of interest	339,840	15,619	491,568
Common stock and options issued as compensation	9,845	90,000	1,288,340
Common stock and warrants issued to acquire mineral
property options	-	-	1,114,873
Stock options and warrants issued for consulting fees	-	-	185,289
Stock options and warrants issued or
modified for financing expense	-	-	1,488,778
Investment traded for services	-	-	45,939
Changes in assets and liabilities:
Prepaid expenses	(5,000)	4,209	(1,195)
Accounts receivable	(7,978)	1,122,975	(85,769)
Accounts payable	22,227	(335,019)	292,993
Accounts payable, related parties	-		15,000
Accrued expenses	5,532	(22,141)	(66,305)
Reclamation bond	7,720	5,500	-
Interest payable	(320,144)	40,048	(21,656)
Net cash used by operating activities	(189,845)	485,253	(7,031,950)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	-	-	37,626
Purchase of fixed assets	-	-	(57,210)
Proceeds from sale of mineral property	-	-	1,142,975
Costs of mining interest	-	-	(1,053,170)
Proceeds from investments sold	-	-	183,161
Net cash provided (used) by investing activities	-	-	253,382

TREND MINING COMPANY (An Exploration Stage Company) STATEMENTS OF CASH FLOWS

Period from
October 1, 1996
Three Months	Three Months	(Inception of
Ended	Ended	Exploration Stage)
December 31,	December 31,	to December 31,
2006	2005	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and short-term borrowings	-	-	1,111,300
Payments on notes payable and short-term borrowings	-	(60,000)	(692,336)
Proceeds from internal securities sale	-	-	210,194
Proceeds from sale of warrants	-	-	10,000
Proceeds from convertible debt	-	-	4,035,857
Payments on convertible debt	-	-	(472,629)
Financing fees	-	150,000	(293,341)
Proceeds from sale of common stock
and exercise of options	-	-	2,843,151
Issuance of penalty shares	-	-	223,600
Net cash provided by financing activities	-	90,000	6,975,796

NET INCREASE (DECREASE) IN CASH	(189,845)	575,253	197,228

CASH, BEGINNING OF PERIOD	390,680	64,391	3,607

CASH, END OF PERIOD	$200,835	$639,644	$200,835

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$42,927	$10,000	$243,094
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock and warrants issued to acquire
mineral properties	$-	$-	$1,189,873
Common stock issued for acquisition of
mining equipment	$-	$-	$180,000
Common stock issued for investment	$-	$-	$185,168
Common stock issued for payment of convertible debt	$235,993	$70,311	$1,020,092
Common stock issued for financing fees	$-	$-	$45,000
Deferred acquisition costs on mining property	$-	$-	$46,242
Purchase of equipment with financing agreement	$-	$-	$21,814
Investments received for mineral property	$-	$-	$5,500
Investments received for accounts receivable	$-	$-	$42,500
Equipment for loans payable	$-	$-	$4,500
Warrants issued with convertible debt	$-	$-	$1,071,069
Beneficial conversion rights	$-	$-	$1,081,260

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Therefore, these interim unaudited financial statements should be read in conjunction with the Company’s audited annual financial statements and notes included in Form 10-KSB for the year ended September 30, 2006.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented.

Operating results for the three months ended December 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

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

Going Concern

As shown in the accompanying financial statements, at December 31, 2006, the Company has limited cash, has negative working capital, incurred a net loss of $575,830 for the three months then ended, and has an exploration stage accumulated deficit of $15,141,557. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company estimates that approximately $600,000 is required to fund operations of the Company for the next 12 months assuming minimal exploration activities, or $1,230,000 if the Company wishes to retain its interest at the Stillwater project. Additional cash will be required if the Company has to service its convertible debt with cash in lieu of stock. The Company’s management believes that it will be able to generate sufficient cash from public or private debt or equity financing in order for the Company to continue to operate based on current expense projections.

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

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 3 - MINERAL PROPERTIES

At December 31, 2006, the Company has an interest in one production stage mineral property, no development stage properties, and six exploration stage properties. The following describes each of these mineral properties.

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

In December 2004, Trend announced that it and Nuinsco Resources Limited (“Nuinsco”) signed a Letter of Intent to form a 50-50 joint venture to own, operate and explore the three Cree Lake/Diabase Peninsula claims. Pursuant to the Letter of Intent Nuinsco conducted, at its expense, an exploration program consisting of geophysical surveys and geochemical sampling followed by drilling. A definitive joint venture agreement was executed on September 29, 2005. Under the terms of the joint venture agreement, Nuinsco must maintain all three claims in good standing, including the performance of the minimum annual filed work required by the Diabase Peninsula Lease, and will earn a 50% interest in the claims upon spending CDN $1 million prior to December of 2007. The spending requirement was satisfied in May of 2006, and accordingly, Trend and Nuinsco became 50-50 owners of the claims at that time. Since then, Trend has declined to fund its 50% share of continuing exploration expenditures. As a result, the Company’s ownership had been diluted to approximately 30% as of September 30, 2006. In the future, if Nuinsco takes the project into the development stage, Trend will have a one time opportunity to regain its 50% interest by repaying the expenditures it otherwise would have made plus paying a 40% penalty.

Additionally, to offset Trend’s payments made to the lessor, and per terms of the agreement with Nuinsco, during the quarter ended June 30, 2006, Nuinsco granted to the Company 212,500 freely trading shares of Nuinsco common stock.

Stillwater Complex, Montana

Effective January 1, 2005, Trend entered into an agreement with Aurora Metals Limited (“Aurora”) that provides that Trend will explore for platinum group and base metals on portions of Aurora claims known as the “Stillwater Intrusive Complex” in Montana. Trend will be the operator during the exploration stage and will earn 50% in the project by fulfilling work commitments to spend $2 million on qualified exploration expenditures over the ensuing 5 years. Additionally, Trend issued 50,000 shares of its common stock to Aurora on commencement of the agreement. Further, Trend issued 20,000 shares and paid $20,000 on the first anniversary of the agreement, issued 142,857 shares on the second anniversary, and must pay $20,000 in cash or stock each year thereafter until it has spent the agreed upon sum of $2 million, at which time a 50-50 joint venture will be formed.

The cumulative work commitment required by the agreement is $500,000 during the first two year period ending December 31, 2006. Thereafter, work commitments total $500,000 per year for three additional years. Through December 31, 2006, the Company had spent approximately $370,000 on qualified exploration expenditures. The Company did not complete its work commitment for 2006 due to forest fires which closed the National Forest. The Company notified Aurora of a Force Majeure situation and will need to spend, subject to final accounting, approximately $630,000 during 2007 to maintain the agreement in force.

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

In August, 2005, the Company commenced exploration of this property with ground magnetic surveys. Effective June 1, 2006, the Company leased the 601 claims to RMP Resources Corp., a private company. The lease requires RMP to pay Trend advance royalties of $35,000 annually. The lease also requires RMP to incur exploration expenditures of $200,000 through June 1, 2007, $350,000 during the following year, and $500,000 annually thereafter. Upon the cumulative expenditure of $5 million, RMP will acquire the property and will owe a 3% net smelter returns royalty to Trend. RMP Resources has not yet provided any results to Trend from its 2006 exploration efforts, but it has indicated that it will continue evaluating the project in 2007.

Peter Lake, Saskatchewan, Canada

The Company holds seven mining claims in the Peter Lake Domain of northern Saskatchewan. The Peter Lake Domain is recognized to host known occurrences of copper-nickel and platinum-palladium mineralization.

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

The Company continues to hold the property and will be required to spend approximately CDN$177,000 in 2007 to retain these claims. The Company is seeking a joint venture partner due to the high expense of operating in the high Canadian latitudes.

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

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE DEBT

The Company’s convertible debt at December 31 and September 30, 2006 consists of the following:

	December 31, 2006	September 30, 2006
2001/2002 Convertible Debt: Notes payable, interest at 8% payable monthly, due August 17, 2008	$940,638	$940,638

2005 Convertible Debt: Notes payable at prime plus 3% (11.25% at September 30, 2006) but not less than 10%, due January through July, 2008, principal and interest payable monthly	779,184	885,490

2006 Convertible Debt: Notes payable, interest at 10%, due June 13, 2009, principal and interest payable monthly beginning October 2006	895,313	1,025,000

Subtotal	2,615,135	2,851,128

Unamortized discounts	(825,261)	(1,138,662)

Total	1,789,874	1,712,466

Less current maturities	(470,197)	(215,259)

Convertible debt, net of current portion	$1,319,676	$1,497,207

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

NOTE 5 - WARRANTS AND OPTIONS

The Company has issued warrants that enable the holder to purchase a stated number of shares of common stock at a certain price within a certain time period. Warrants have been issued in connection with a 1999 stock purchase agreement and in connection with the convertible debt discussed in Note 4.

Following is a summary of warrants outstanding at December 31, 2006:

Number of Warrants	Strike Price	Expiration Date
2,383,333	$ 0.10	1/27/2010
200,000	$ 0.10	3/22/2010
641,668	$ 0.10	7/28/2010
4,100,000	$ 0.17	6/13/2011
6,464,761	$ 0.25	9/30/2011
150,000	$ 0.25	1/31/2012
113,413	$ 0.25	6/27/2012
335,000	$ 0.25	9/30/2012
5,125,000	$ 0.25	*
19,513,175

* expire 120 days after the effective date of a registration statement registering the shares issuable upon exercise of the warrants. The Company anticipates that a registration statement will be filed during the first quarter of calendar year 2007.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

On February 23, 2001, the Company’s shareholders approved the adoption of the 2000 Equity Incentive Plan and the reservation of 5,000,000 shares of common stock for distribution under the plan. On April 19, 2006, the plan was amended to increase the number of reserved shares to 8,000,000. These shares and options to acquire those shares may be granted to the Company’s employees, directors and consultants. Under the plan, through December 31, 2006, 1,800,000 shares have been granted as directors fees. In addition, various options have been granted to officers, directors and consultants.

Following is a summary of stock option activity under the 2000 Equity Incentive Plan for the three months ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price

Outstanding at September 30, 2006	2,125,000	$0.33
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2006	2,125,000	$0.33
Exercisable at December 31, 2006	1,975,000	$0.33

NOTE 6 - RELATED PARTY TRANSACTIONS

Notes Payable, Related Parties

During the year ended September 30, 2005, the Company borrowed $660,000 in total from Mr. Loucks, an officer and director, Mr. Wu, a director, and IW Exploration, a company owned by Mr. Wu. The Company also issued to Mr. Loucks and Mr. Wu 60,000 and 6,000 shares of common stock, respectively, as a financing fee for their loans. The loans plus interest accrued at 8% were repaid during the year ended September 30, 2006.

Other Related Party Transactions

On behalf of the Company, in March 2005, an officer personally paid $15,000 owed to an outside consultant. The Company has recorded that amount in “accounts payable, related parties”, in the financial statements.

The Company owed $73,000 of accrued wages to the former chief geologist for the Company. In October 2005, the Company paid a settlement of $25,000 with the remaining $48,000 of the debt forgiven.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Mineral Properties

Four of the Company’s mining claims at Peter Lake in Saskatchewan, Canada, are scheduled to lapse in August 2007, and the remaining three claims in January 2008. In order to retain the claims, the Company must fulfill exploration commitments prior to the lapse dates of CDN$119,000 and CDN$58,000 for the four claims and three claims, respectively.

To maintain its interest in the Stillwater property, the Company must fulfill exploration commitments of approximately $630,000 by December 31, 2007 and $500,000 in each of the following two years.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

All commitments to maintain the Company’s Cree Lake claims are being fulfilled by the Company’s joint venture partner. All commitments to maintain the Company’s the Lake Owen claims are being fulfilled by the lessee of the claims.

The Company’s interest in the Andacollo mine, Pyramid claims, and Rae-Wallace claims are all perpetual royalties requiring no future commitments.

Employment Agreements

On November 1, 2005, the Company entered into an employment agreement with Mr. Thomas Loucks, the president and chief executive officer, for a term of one year, which extends each year for a period of one year unless terminated by either party. Under the agreement the Company will pay Mr. Loucks $120,000 annually. See Note 8.

The Company has an employment agreement with Mr. John Ryan, the chief financial officer, secretary and treasurer, whereby Mr. Ryan receives a salary of $4,000 per month. The agreement may be terminated by either party with 30 days notice. If the Company is unable to pay the salary in cash, then Mr. Ryan has the option to receive $4,000 worth of the Company’s common stock at the prevailing rate at which shares are or were most recently sold by the Company. At December 31, 2006, $8,000 of salary due to Mr. Ryan is included in accrued expenses.

Legal Proceedings

In May, 2002, one of the Company’s vendors obtained a judgment to collect $18,574 due under a rental lease agreement for office space the Company chose to vacate. The judgment bears interest at 18% until paid in full. Included in the accounts payable balance as of December 31, 2006 is approximately $39,564 related to this judgment.

NOTE 8 - SUBSEQUENT EVENTS

On January 26, 2007, Thomas Loucks resigned as President and Chief Executive Officer of the Company, effective January 31, 2007. The Board appointed Dr. Ishiung Wu, a member of the Board of Directors, as Interim President and Chief Executive Officer. The Board has not determined whether Dr. Wu will receive any compensation for his service as interim President and Chief Executive Officer and, if so, the amount of such compensation.

On February 13, 2007, the Company filed its Amended and Restated Certificate of Incorporation to increase its number of authorized shares of common stock to 250,000,000 and to delete Section 4.4 of the Certificate of Incorporation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

OVERVIEW

Trend is a diversified minerals company engaged in exploration for base and precious metals. Trend’s properties include its royalty interest in the producing Andacollo gold mine in Chile, the advanced stage Mouat nickel-copper deposit in Montana, and a portfolio of uranium, PGM, and base metal exploration projects in the United States and Canada. As an exploration company, Trend’s major expenditures consist of payment of governmental fees to maintain the priority of Trend’s unpatented mining claims, payment of Trend’s debt service, payment of accounting and legal fees, and general office expenses, the aggregate of which typically outweigh monies spent on exploration programs. Until the Company or one of its partners advances one of Trend’s interests to the point where it generates substantial revenues, Trend will continue to need to raise funds in the financial markets to fund its ongoing exploration efforts. To that end, Trend’s principal vehicles for attracting new equity capital are its advanced stage nickel-copper deposit at Stillwater, Montana - where Trend is the operator, and its stake in an unconformity-type uranium play in the Athabasca Basin of Saskatchewan, where recent exploration results have been fairly positive and Trend’s operating partner has announced a major drilling program for 2007.

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

RESULTS OF OPERATIONS

Quarter Ended December 31, 2006 as compared to December 31, 2005

We recorded a net loss of $575,830, or $.01 per share, on revenues of $91,268 in the three months ended December 31, 2006. This compares to a net loss of $498,904, or $0.01 per share in the same period of 2005 when there were no revenues.

Our 1% Net Smelter Returns royalty interest in the Andacollo gold mine in Chile commenced paying revenues during the third quarter of FY 2006. The revenue from this royalty represents the first resource revenue received by Trend since its recapitalization in 1998 and amounted to approximately $91,000 during the quarter ended December 31, 2006.

Exploration expenses were $35,516 in the three months ended December 31, 2006 as compared to $7,051 in 2005. Activity in 2006 related to consultants working on the evaluation of Stillwater data, whereas during the same period in 2005, activity was lower due to a high tempo of field activity in the previous quarter ended September 30, 2005 and which encompassed the exploratory drilling program at Stillwater.

General and Administrative expenses were $112,968 in 2006 as compared to $58,518 in 2005 and were higher in 2006 due to taxes paid on the Andacollo royalty as well as to advisory fees paid to the CPM Group.

Officers and directors compensation was $58,053 for the quarter ended December 31, 2006 as compared to $140,938 in the same period of 2005. This was primarily due to a recording of $90,000 in stock-based compensation paid in 2005.

Dividend and interest income of $4,230 was slightly higher due to higher money market interest earned in 2006 on higher cash balances as compared to 2005.

Financing expense is a non-cash item for the amortization of discounts related to our convertible debt. The discounts relate to beneficial conversion rights, warrants, and other financing costs. The change in financing expense of $313,400 in the quarter ended December 31, 2006 from $108,477 in the same period of 2005 is primarily due to the additional convertible debt issued in June 2006 and to accelerated amortization when several investors were repaid.

Interest expense charges of $62,621 in 2006 compared to $66,165 in 2005 were slightly lower due to a reduction in the overall corporate debt.

Other income was $4,258 in the period ended December 31, 2006 compared to zero in the same period of 2005. This was due to the sale of rights to participate in a common stock offering of Nuinsco which the Company could not participate in due to a conflict with securities laws governing the offering.

There was no recorded forgiveness of debt in 2006 as compared to $48,000 in 2005, which relates to renegotiation of an agreement with a former employee.

The loss of $575,830 in the quarter ended December 31, 2006 is compared to the loss of $498,904 in the same period of 2005. The increase was primarily due to the amortization of financing fees in 2006 that was partially offset by royalty revenue.

Trend recognized an unrealized gain on available for sale securities of $73,312. This unrealized gain represents market appreciation during the quarter on shares of Nuinsco held by Trend. Trend does not currently anticipate disposing of the Nuinsco shares.

LIQUIDITY & CAPITAL RESOURCES

Liquidity:

Our current source of cash receipts, approximately $20,000 per month net of tax is from the Andacollo gold mine royalty. This income is insufficient to fund our General and Administrative expenses which total about $50,000 per month. We will need to raise capital in the financial markets to fund our ongoing exploration activities and conduct ongoing operations. Our current cash balance of approximately $200,000 at December 30, 2006, may be greatly depleted by costs for our year-end audit and the filing of a registration statement relating to convertible debt financing.

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

During the Quarter ended December 31, 2006 debenture holders converted $235,993 of principal amounts to 2,441,678 shares as compared to $70,311 of conversion in the same period of 2005.

Summary of Cash Flows for Quarter ended December 31, 2006:

The Company’s cash and cash equivalents declined by an amount of $189,845 during the period from September 30, 2006 to December 31, 2006.

Operating Activities:

Operations used $189,845 of cash during the quarter ended December 31, 2006 as compared to $485,253 provided by operations in 2005. The decrease in 2006 as compared to 2005 was primarily a result of the sale of Andacollo Gold Mine property in 2005.

Investing Activities:

During the quarter ended December 31, 2006, and 2005 there were no cash flows from Investing activities.

Financing Activities:
During the quarter ended December 31, 2006 there were no cash flows from Financing Activities, as compared to the quarter ended December 31, 2006 in which 1.5 million shares of common stock were issued in a private placement for $150,000 and payments of $60,000 were made on notes payable.

Outlook:

Operations

During the coming year, we expect to receive royalty payments of approximately $20,000 per month net of tax, or $180,000 over the remaining nine months of fiscal 2007. We will need to spend $630,000 by the end of the fiscal year to maintain our rights at Stillwater, Montana, and will spend an estimated $450,000 for general and administrative expenses through the period ended September 30, 2007.

Investing

At present, we have no plans to engage in any investing activities during fiscal 2007.

Financing

During the balance of the fiscal year approximately $1,112,275 of principal and $148,275 of interest will be due on our long-term convertible debt. We believe that all of the principal repayment and most of the interest obligation will be paid by the issuance of common stock.

At December 31, 2006, we had outstanding warrants to purchase 19,513,174 shares of common stock that, if exercised, would result in aggregate proceeds of approximately $4,067,000. Also, there are outstanding options to purchase 2,125,000 shares of common stock that, if exercised, would result in aggregate proceeds of approximately $702,000. However, as of December 31, 2006, none of the outstanding warrants or options was in-the-money. No assurance can be made that any or all of the warrants or options will ever be exercised. We will need to raise additional capital in the financial markets to fund our ongoing exploration activities and conduct ongoing operations.

The balance of convertible debt owed by Trend at December 31, 2006, is as follows:

Principal Amounts		Maturity Date	Interest Rate
	$940,638	August 2008	8%
	$779,184	January to July 2008	Prime plus 3%
	$895,313	June 2009	10%
Total	$2,615,135

ITEM 3.  CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Within the 90 days prior to the filing of this Quarterly Report on Form 10-QSB (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including its Interim Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that material information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

It should be noted, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in internal controls.

During the fiscal quarter ended December 31, 2006, there have been no changes to the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended December 31, 2006, we issued an aggregate of 5,923,887 shares of common stock to accredited investors as payment of interest and principal on promissory notes outstanding. We relied on the exemption from registration found in Section 4(2) of the Securities Act in connection with this issuance.

In October 2006, we issued 40,000 shares to a Director/Officer in lieu of cash compensation.

In December 2006, we issued 142,857 shares pursuant to a joint venture agreement with Aurora. We relied on the exemption from registration found in Section 4(2) of the Securities Act in connection with this issuance.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A special meeting of stockholders was held on December 22, 2006, for the purposes of approving our Amended and Restated Certificate of Incorporation primarily for the purpose of (i) increasing our authorized common stock to 250,000,000 shares and (ii) deleting Section 4.4 of the Company’s Certificate of Incorporation, which would undesignate the rights, preferences and privileges of the Series A Preferred Stock. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. Stockholders passed the proposal. The final vote on the proposal was recorded as follows:

Proposal 1:

To approve our Amended and Restated Certificate of Incorporation primarily for the purpose of (i) increasing our authorized common stock to 250,000,000 shares and (ii) deleting Section 4.4 of the Company’s Certificate of Incorporation, which would undesignate the rights, preferences and privileges of the Series A Preferred Stock.

“For”	“Against”	“Abstain”
24,974,732	1,621,146	306,567

ITEM 6. EXHIBITS.

Exhibit	Description
31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND MINING COMPANY

Date: February 20, 2007	By:	/s/ Ishiung Wu
Ishiung Wu
Interim President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John P. Ryan
John P. Ryan
Treasurer and Chief Financial Officer (Principal Financial Officer)