Form 10-Q
period 2007-03-31
TREND MINING CO
filed 2007-06-07
CIK 1115954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

The number of shares of common stock, par value $0.01 per share, outstanding as of June 1, 2007: 55,969,035 shares

Transitional Small Business Disclosure Format (Check one): Yes ྑ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets	2

	Statements of Operations	4

	Statement of Stockholders’ Equity (Deficit)	5

	Statements of Cash Flows	6

	Notes to the Financial Statements	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR
	PLAN OF OPERATION	16

ITEM 3.	CONTROLS AND PROCEDURES	19

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	21

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND
	USE OF PROCEEDS	21

ITEM 5.	OTHER INFORMATION	21

ITEM 6.	EXHIBITS	21

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TREND MINING COMPANY (An Exploration Stage Company) BALANCE SHEETS
	March 31,	September 30,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$94,380	$390,680
Accounts receivable	14,114	35,291
Prepaid expenses	9,000	-
Total Current Assets	117,494	425,971

MINERAL PROPERTIES	-	-

PROPERTY AND EQUIPMENT, net of depreciation	8,710	10,853

OTHER ASSETS
Available for sale securities	196,934	78,625
Reclamation bonds	-	7,720

TOTAL ASSETS	$323,138	$523,169

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$79,917	$65,174
Accounts payable, related parties	15,000	15,000
Accrued expenses	20,000	2,468
Interest payable, convertible debt	122,786	416,645
Current portion of long-term convertible debt	570,116	215,259
Total Current Liabilities	807,819	714,546

LONG-TERM CONVERTIBLE DEBT, net of current portion	1,297,270	1,497,207

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value, 20,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized;
55,710,637 and 48,975,804 shares issued and outstanding,
respectively	557,106	489,758
Additional paid-in capital	13,506,708	12,909,764
Accumulated other comprehensive income	154,434	36,125
Accumulated deficit prior to exploration stage	(558,504)	(558,504)

Accumulated deficit during exploration stage	(15,441,695)	(14,565,727)
Total Stockholders' Deficit	(1,781,951)	(1,688,584)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$323,138	$523,169

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY (An Exploration Stage Company) STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
					Period from
					October 1, 1996
					(Inception of
	Three Months Ended		Six Months Ended		Exploration Stage)
	March 31,	March 31,	March 31	March 31,	to March 31,
	2007	2006	2007	2006	2007

ROYALTY REVENUES	$-	$-	$91,268	$-	$260,666

EXPENSES
Exploration expense	6,412	30,640	41,927	37,692	3,331,639
General and administrative	46,077	70,842	159,045	130,301	3,560,893
Officers and directors compensation	23,250	44,500	81,303	185,438	2,476,849
Legal and professional	46,968	153,235	139,453	320,725	2,167,027
Depreciation	1,600	719	2,143	1,409	60,308
Total Expenses	124,307	299,936	423,871	675,565	11,596,716

OPERATING LOSS	(124,307)	(299,936)	(332,603)	(675,565)	(11,336,050)

OTHER INCOME (EXPENSE)
Dividend and interest income	2,036	3,554	6,266	6,920	36,149
Settlement expense	-	-	-	-	(26,250)
Gain (loss) on disposition and impairment of assets	-	-	-	-	(105,861)
Gain (loss) on investment sales	-	-	-	-	(63,813)
Financing expense	(117,356)	(123,498)	(430,756)	(231,975)	(3,745,519)
Interest expense	(60,512)	(79,237)	(123,133)	(145,401)	(912,074)
Other income (loss)	-	(167)	4,258	(167)	33,762
Forgiveness of debt	-	-	-	48,000	677,961
Total Other Income (Expense)	(175,832)	(199,348)	(543,365)	(322,623)	(4,105,645)

LOSS BEFORE INCOME TAXES	(300,139)	(499,284)	(875,968)	(998,188)	(15,441,695)

INCOME TAXES	-	-	-	-	-

NET LOSS	(300,139)	(499,284)	(875,968)	(998,188)	(15,441,695)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain on available for sale securities	44,997	-	118,309	-	154,434

COMPREHENSIVE LOSS	$(255,142)	$(499,284)	$(757,659)	$(988,188)	$(15,287,261)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	55,465,095	40,236,719	54,542,799	39,414,850

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY (An Exploration Stage Company) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Date	Price	Number of Shares	Number of Options	Number of Warrants	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, September 30, 2006			48,975,804	2,125,000	19,513,175	$489,758	$12,909,764	$(15,124,231)	$36,125	$(1,688,584)

Common Stock issued:
-for convertible debt and interest	Various	0.100	5,730,438	-	-	57,304	511,975	-	-	569,279
-for compensation	10/31/2006	0.100	40,000			400	3,600			4,000
-for convertible debt and interest	12/1/2006	0.084	63,244			632	4,680			5,312
For convertible debt and interest	12/1/2006	.065	250,531	-	-	2,505	12,338	-	-	14,843
-for convertible debt and interest	12/13/2006	0.091	204,807			2,048	16,630			18,678
-for convertible debt and interest	12/26/2006	0.880	59,925			599	4,674			5,273
-for compensation	12/26/2006	0.140	142,857			1,429	18,571			20,000
-for compensation	1/31/2007	0.110	59,925			595	4,640			5,235
-for compensation	3/1/2007	0.112	57,983			580	4,640			5,195
-for compensation	3/1/2007	0.090	61,113			611	4,865			5,476
-for compensation	3/31/2007	0.080	64,453			645	4,511			5,156
Compensation costs recognized for options			-	-	-	-	5,845	-	-	5,845
Unrealized change in market value of available for sale securities			-	-	-	-	-	-	118,309	118,309
Options forfeited			-	(150,000)	-	-	-	-	-	-
Net loss			-	-	-	-	-	(875,968)	-	(875,968)

Balance, December 31, 2006			55,710,637	1,975,000	19,513,175	$557,106	$13,506,708	$(16,000,199)	$154,434	$(1,781,951)

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY (An Exploration Stage Company) STATEMENTS OF CASH FLOWS

			Period from
			October 1, 1996
			(Inception of
	Six Months Ended	Six Months Ended	Exploration Stage)
	March 31, 2007	March 31, 2006	to March 31,
	(unaudited)	(unaudited)	2007 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(875,968)	$(998,188)	$(15,441,695)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,143	1,409	60,308
Amortization of debt discount	430,756	216,954	1,854,764
Gain on forgiveness of debt	-	(48,000)	(249,581)
Loss on investment sales	-	-	68,969
Loss (gain) on disposition and impairment of assets	-	-	105,861
Interest expense forgiven by related parties	-	-	20,848
Common stock issued for services
and financing expenses	20,000	20,400	1,285,171
Common stock issued for payables and accrued expenses	-	-	219,656
Common stock and options issued as compensation	9,845	90,000	1,288,340
Stock options and warrants issued or
modified for financing expense	-	-	1,488,778
Common stock issued for investments	-	-	93,168
Common stock and warrants issued to acquire mineral
property options	-	-	1,114,873
Common stock issued for payment of interest	358,611	(14,681)	510,339
Stock options and warrants issued for consulting fees	-	-	185,289
Common stock issued for incentive fees	-	-	21,544
Investment traded for services	-	-	45,939
Changes in assets and liabilities:
Prepaid expenses	(9,000)	4,091	(5,195)
Accounts receivable	21,177	1,102,003	(56,614)
Accounts payable	14,743	(256,399)	285,509
Accounts payable, related party	-		15,000
Accrued expenses	17,532	(11,856)	(54,305)
Reclamation bond	7,720	5,500	-
Interest payable	(293,859)	142,248	4,629
Net cash used by operating activities	(296,300)	253,481	(7,138,405)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	-	-	37,626
Purchase of fixed assets	-	(807)	(57,210)
Proceeds from sale of mineral property	-	-	1,142,975
Costs of mining interest	-	-	(1,053,170)
Proceeds from investments sold	-	-	183,161
Net cash provided (used) by investing activities	-	(807)	253,382

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and short-term borrowings	-	(360,000)	(692,336)
Payments on convertible debt	-		(472,629)
Proceeds from internal securities sale	-	-	210,194

TREND MINING COMPANY (An Exploration Stage Company) STATEMENTS OF CASH FLOWS

			Period from
			October 1, 1996
			(Inception of
	Six Months Ended	Six Months Ended	Exploration Stage)
	March 31, 2007	March 31, 2006	to March 31,
	(unaudited)	(unaudited)	2007 (unaudited)
Proceeds from sale of warrants	-	-	10,000
Proceeds from notes payable and short-term borrowings	-	-	1,111,300
Proceeds from convertible debt	-	-	4,035,857
Proceeds from sale of common stock
and exercise of options	-	150,000	2,843,151
Financing fees	-	-	(293,341)
Issuance of penalty shares	-	-	223,600
Net cash provided by financing activities	-	(210,000)	6,975,796

NET INCREASE (DECREASE) IN CASH	(296,300)	42,674	90,773

CASH, BEGINNING OF PERIOD	390,680	64,391	3,607

CASH, END OF PERIOD	$94,380	$107,065	$94,380

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$58,381	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock and warrants issued to acquire
mineral properties	$-	$-	$1,189,873
Common stock issued for acquisition of
mining equipment	$-	$-	$180,000
Common stock issued for investment	$-	$-	$185,168
Common stock issued for financing fees	$-	$-	$45,000
Common stock issued for payment of convertible debt	$275,836	$54,010	$1,059,935
Beneficial conversion rights	$-	$-	$1,081,260
Deferred acquisition costs on mining property	$-	$-	$46,242
Purchase of equipment with financing agreement	$-	$-	$21,814
Investments received for mineral property	$-	$-	$5,500
Investments received for accounts receivable	$-	$-	$42,500
Equipment for loans payable	$-	$-	$4,500

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Trend Mining Company (formerly Silver Trend Mining Company) (“the Company” or “Trend”) was incorporated on September 7, 1968 under the laws of the State of Montana for the purpose of acquiring, exploring and developing mining properties. From 1984 to late 1996, the Company was dormant. In November 1998, the Company changed its focus to exploration for platinum and palladium related metals primarily in the United States. In 2004, the Company further diversified into uranium properties. The Company directs its operations primarily from its office in Hilton Head, SC. The Company has one production stage royalty interest. All of the Company’s other mineral properties are in the exploration stage. The Company is not conducting development or mining operations at this time. The Company has a September 30 fiscal year-end.

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

Operating results for the three and six months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

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

Going Concern
As shown in the accompanying financial statements, at March 31, 2007, the Company has limited cash, has negative working capital, incurred a net loss of $875,968 for the six months then ended, and has an exploration stage accumulated deficit of $15,441,695. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 - MINERAL PROPERTIES

At March 31, 2007, the Company has an interest in one production stage mineral property, no development stage properties, and six exploration stage properties. The following describes each of these mineral properties.

Andacollo Mine, Chile
During the fourth quarter of fiscal 2005, Trend entered into negotiations to purchase 100% of the issued shares of capital stock in DMC Cayman, Inc., a Cayman Islands company (“DMC Cayman”). DMC Cayman indirectly owned 100% of the issued shares of capital stock of Compania Minera Dayton S.A., a Chilean corporation (“CMD”), that owns and operates the Andacollo gold mine in Chile. On September 20, 2005, Trend received funding for the acquisition through a separate group of investors, based on a commitment from Trend to transfer to the investor group 70% of the shares of DMC Cayman.

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

However, the Company has been notified by the owners of the Andacolla Gold Mine Project that they were challenging the rights of the Company to continue to receive royalties. The owners ceased paying the royalties and informed the Company that they do not intend to pay further royalties. The Company intends to vigorously contest the position taken by the owners and is considering all its options in defending its contractual rights to receive royalties. The Company did not receive any royalties during the quarter ended March 31, 2007, and pending resolution of the dispute, has not accrued a receivable for any such royalties.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

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

In December 2004, Trend announced that it and Nuinsco Resources Limited (“Nuinsco”) signed a Letter of Intent to form a 50-50 joint venture to own, operate and explore the three Cree Lake/Diabase Peninsula claims. Pursuant to the Letter of Intent Nuinsco conducted, at its expense, an exploration program consisting of geophysical surveys and geochemical sampling followed by drilling. A definitive joint venture agreement was executed on September 29, 2005. Under the terms of the joint venture agreement, Nuinsco must maintain all three claims in good standing, including the performance of the minimum annual filed work required by the Diabase Peninsula Lease, and will earn a 50% interest in the claims upon spending CDN $1 million prior to December of 2007. The spending requirement was satisfied in May of 2006, and accordingly, Trend and Nuinsco became 50-50 owners of the claims at that time. Since then, Trend has declined to fund its 50% share of continuing exploration expenditures and as a result, the Company’s ownership had been diluted to approximately 30% as of September 30, 2006. In the future, if Nuinsco takes the project into the development stage, Trend will have a one time opportunity to regain its 50% interest by repaying the expenditures it otherwise would have made plus paying a 40% penalty.

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

The cumulative work commitment required by the agreement is $500,000 during the first two year period ending December 31, 2006. Thereafter, work commitments total $500,000 per year for three additional years. Through December 31, 2006, the Company had spent approximately $400,472 on qualified exploration expenditures. The Company was unable to complete its work commitment for 2006 due to forest fires which closed the National Forest. The Company notified Aurora of a Force Majeure situation and will need to spend, subject to final accounting, approximately $630,000 during 2007 to maintain the agreement in force.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

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

Pyramid Claims, Nevada
The Company retains a 1.5% net smelter returns royalty interest in the Pyramid project, which consists of five unpatented lode mining claims within the Walker Indian Reservation near Fallon, Nevada. The claims are owned by Consolidated Goldfields Corporation which has offices in Reno, Nevada and is conducting underground and surface sampling at the project as of the date of this report..

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Rae-Wallace Claims
The Company retains a 2.5% net smelter returns royalty on four patented mining claims located north of Anchorage, Alaska, that are owned by the Rae-Wallace Company, a former subsidiary. Trend does not anticipate any activity being conducted on these claims in the foreseeable future.

NOTE 4 - CONVERTIBLE DEBT

The Company’s convertible debt at March 31, 207 and September 30, 2006 consists of the following:

	March 31, 2007	September 30, 2006
2001/2002 Convertible Debt: Notes payable, interest at 8% payable monthly, due August 17, 2008	$940,638	$940,638

2005 Convertible Debt: Notes payable at prime plus 3% (11.25% at September 30, 2006) but not less than 10%, due January 28, 2008, principal and interest payable monthly	754,184	885,490

2006 Convertible Debt: Notes payable, interest at 10%, due June 13, 2009, principal and interest payable monthly beginning October 2006	880,469	1,025,000

Subtotal	2,575,291	2,851,128

Unamortized discounts	(707,905)	(1,138,662)

Total	1,867,386	1,712,466

Less current maturities	(570,116)	(215,259)

Convertible debt, net of current portion	$1,297,270	$1,497,207

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

Following is a summary of warrants outstanding at March 31, 2007:

Number of Warrants	Strike Price	Expiration Date
2,383,333	$ 0.10	1/27/2010
200,000	$ 0.10	3/22/2010
641,668	$ 0.10	7/28/2010
4,100,000	$ 0.17	6/13/2011
6,464,761	$ 0.25	9/30/2011
150,000	$ 0.25	1/31/2012
113,413	$ 0.25	6/27/2012
335,000	$ 0.25	9/30/2012
5,125,000	$ 0.25	*
19,513,175

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

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

Following is a summary of stock option activity under the 2000 Equity Incentive Plan for the three months ended March 31, 2007:
	Number of Shares	Weighted Average Exercise Price

Outstanding at September 30, 2006	2,125,000	$0.33
Granted	—	—
Exercised	—	—
Forfeited	(150,000)	0.30
Outstanding at March 31, 2007	1,975,000	$0.33
Exercisable at March 31, 2007	1,975,000	$0.33

NOTE 6 - RELATED PARTY TRANSACTIONS

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

Legal Proceedings
In May, 2002, one of the Company’s vendors obtained a judgment to collect $18,574 due under a rental lease agreement for office space the Company chose to vacate. The judgment bears interest at 18% until paid in full. Included in the accounts payable balance as of March 31, 2007 is approximately $41,300 related to this judgment.

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

Trend has been notified by the owners of the Andacolla Gold Mine Project located in Chile that they were challenging the rights of Trend to continue to receive royalties. The owners ceased paying the royalties and informed Trend that they do not intend to pay further royalties. Trend intends to vigorously contest the position taken by the owners and is considering all its options in defending its contractual rights to receive royalties. Trend did not receive any royalties during the quarter ended March 31, 2007, and pending resolution of the dispute, has not accrued a receivable for any such royalties.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2007 to three months ended March 31, 2006

We recorded a comprehensive loss of $255,142, or $.00 per share, on revenues of $0 in the three months ended March 31, 2007. This compares to a net loss of $499,284, or $0.01 per share in the same period of 2006 when there also were no revenues.

Our 1% Net Smelter Returns royalty interest in the Andacollo gold mine in Chile commenced paying revenues during the third quarter of FY 2006. The Company did not receive any royalties during the quarter ended March 31, 2007, and cannot anticipate receiving any future royalties until our dispute with the mine owners is resolved.

Exploration expenses were $6,412 in the three months ended March 31, 2007 as compared to $30,640 in 2006. Activity in 2007 related to consultants working on the evaluation of Stillwater data, whereas during the same period in 2006, activity was higher due to a high tempo of field activity in the previous quarter ended September 30, 2006 and which encompassed the exploratory drilling program at Stillwater.

General and Administrative expenses were $46,077 in 2007 as compared to $70,842 in 2006 and were higher in 2007 due to taxes paid on the Andacollo royalty as well as to advisory fees paid to the CPM Group.

Officers and directors compensation was $23,250 for the quarter ended March 31, 2007 as compared to $44,500 in the same period of 2006. The lower 2007 amount was primarily due to the January 31, 2007 resignation of Thomas Loucks, our then President and CEO.

Legal and professional fees were $46,968 in 2007 compared to $153,235 in 2006. This decrease was because of less activity regarding the filing of registration statements and property acquisition activity.

Dividend and interest income of $2,036 was slightly lower due to lower money market interest earned in 2007 on lower cash balances as compared to 2006.

Financing expense is a non-cash item for the amortization of discounts related to our convertible debt. The discounts relate to beneficial conversion rights, warrants, and other financing costs. Interest expense charges of $60,512 in 2007 compared to $79,237 in 2006 were slightly lower due to a reduction in the overall corporate debt

The net loss of $300,139 in the quarter ended March 31, 2007 is compared to the net loss of $499,284 in the same period of 2006. The decrease was primarily due to the reduced expenses discussed above. Trend recognized an unrealized gain on available for sale securities of $44,997 in the quarter ended March 31, 2007. This unrealized gain represents market appreciation during the quarter on Trend’s investment in two Canadian entities, Nuinsco Resources Limited and Victory Nickel Inc.

Comparison of six months ended March 31, 2007 to six months ended March 31, 2006

We recorded a comprehensive loss of $757,659, or $.01 per share, on revenues of $91,268 in the six months ended March 31, 2007. This compares to a net loss of $988,188, or $0.03 per share in the same period of 2006 when there were no revenues.

Our 1% Net Smelter Returns royalty interest in the Andacollo gold mine in Chile commenced paying revenues during the third quarter of FY 2006. The Company did not receive any royalties during the quarter ended March 31, 2007, and cannot anticipate receiving any future royalties until our dispute with the mine owners is resolved.

Exploration expenses were $41,927 in the six months ended March 31, 2007 as compared to $37,692 in the same period in 2006. General and Administrative expenses were $159,045 in the six months ended 2007 as compared to $130,301 in 2006. The increase in general and administrative expenses in 2007 was due to taxes paid on the Andacollo royalty as well as to advisory fees paid to the CPM Group.

Officers and directors compensation was $185,438 for the six months ended March 31, 2006 as compared to $81,303 in the same period of 2007. The lower 2007 amount was primarily due to the January 31, 2007 resignation of Thomas Loucks, our then President and CEO.

Legal and professional fees were $139,453 for the six months ended March 31, 2007 compared to $320,725 for the six months ended March 31, 2006. This decrease was because of less activity in 2007 regarding the filing of registration statements and property acquisition activity.

Dividend and interest income of $6,266 was slightly lower due to lower money market interest earned in 2007 on lower cash balances as compared to 2006.

Financing expense is a non-cash item for the amortization of discounts related to our convertible debt. The discounts relate to beneficial conversion rights, warrants, and other financing costs. These expenses were $430,756 in 2007 as compared to $231,975 in 2006, the difference related to the effects of resetting the strike prices on various warrant instruments as the Company conducted financings at lower prices. Interest expense charges of $123,133 in the six months period of 2007 compared to $145,401 in the same period of 2006 were slightly lower due to a reduction in the overall corporate debt.

Trend recognized an unrealized gain on available for sale securities of $118,309 during the six months ended March 31, 2007. This unrealized gain represents market appreciation during the quarter on Trend’s investment in two Canadian entities, Nuinsco Resources Limited and Victory Nickel Inc.

LIQUIDITY & CAPITAL RESOURCES

Liquidity:

We currently have no source of cash receipts due to the dispute regarding our Andacollo royalty that was discussed above. Should that dispute be resolved in our favor, we would expect cash receipts of approximately $20,000 per month net of tax from the Andacollo gold mine royalty. This income is insufficient to fund our General and Administrative expenses which total about $50,000 per month. We are presently evaluating the potential cost of defending our contractual rights to receive the Andacollo royalties. We will need to raise capital in the financial markets to fund our ongoing exploration activities and conduct ongoing operations.

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

During the six months ended March 31, 2007, debenture holders converted $275,836 of principal amounts to shares as compared to $54,010 of conversion in the same period of 2006.

Summary of Cash Flows for Six Months ended March 31, 2007:
The Company’s cash and cash equivalents declined by an amount of $296,300during the six months ended March 31, 2007.

Operating Activities:
Operations used $296,300 of cash during the six months ended March 31, 2007 as compared to $253,481 provided by operations in 2006. Cash was provided by operations in 2006 primarily as a result of the sale of Andacollo Gold Mine property with the retained royalty discussed above.

Investing Activities:
During the six months ended March 31, 2007 and 2006, there were no significant cash flows from Investing activities.

Financing Activities:
During the six months ended March 31, 2007 there were no cash flows from Financing Activities, as compared to the six months ended March 31, 2006 in which 1.5 million shares of common stock were issued in a private placement for $150,000 and payments of $360,000 were made on notes payable.

Outlook:

Operations
Due to the dispute regarding our Andacollo royalty, we cannot predict the amount of royalty payments that we may receive in the future. We will need to spend $630,000 by the end of the fiscal year to maintain our rights at Stillwater, Montana, and will spend an estimated $450,000 for general and administrative expenses through the period ended September 30, 2007.

Investing
At present, we have no plans to engage in any investing activities during fiscal 2007.

Financing
During the next 12 months approximately $1,091,000 of principal will be due on our long-term convertible debt. We believe that all of the principal repayment and most of the related interest obligation will be paid by the issuance of common stock.

At March 31, 2007, we had outstanding warrants to purchase 19,513,174 shares of common stock that, if exercised, would result in aggregate proceeds of approximately $4,067,000. Also, there are outstanding options to purchase 1,975,000 shares of common stock that, if exercised, would result in aggregate proceeds of approximately $657,000. However, as of March 31, 2007, none of the outstanding warrants or options was in-the-money. No assurance can be made that any or all of the warrants or options will ever be exercised. We will need to raise additional capital in the financial markets to fund our ongoing exploration activities and conduct ongoing operations.

The balance of convertible debt owed by Trend at March 31, 2007, is as follows:
	Principal Amounts	Maturity Date	Interest Rate
	$940,638	August 2008	8%
	$754,184	January 2008	Prime plus 3%
	$880,469	June 2009	10%
Total	$2,575,291

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

(b) Changes in internal controls.

There was no change in our internal controls over financial reporting during the quarter ended March 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. However, our chief executive officer and only full-time employee, Thomas Loucks, resigned during the quarter ended March 31, 2007.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

As part of the consideration for the sale by Trend of equity interest in DMC Cayman, Inc. ("DMC Cayman") to Oro Chile, LLC, a Colorado limited liability company ("Oro Chile") and David H. Russell, Susan T. Russell and David H. Russell III (collectively the "Russell Interests") dated December 2, 2005, each of Oro Chile and the Russell Interests agreed to pay to Trend a net smelter returns royalty (the "Royalty") on the production from the Andacollo Mine located in Chile (the "Mine"). The Mine is indirectly owned by DMC Cayman. Oro Chile and the Russell Interests paid the Royalty to Trend from the start of production of the Mine through December 31, 2007; however, Oro Chile and the Russell Interests have ceased paying the Royalty, and informed Trend that they have no current intention of making any further payments under the Royalty. Trend is exploring what legal remedies it has against Oro Chile and the Russell Interests based on this action.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2007, we issued an aggregate of 628,089 shares of common stock to accredited investors as payment of interest and principal on promissory notes outstanding. We relied on the exemption from registration found in Section 4(2) of the Securities Act in connection with this issuance.

All shares issued in connection with the above described events were issued to existing stockholders or individuals or entities previously known to us. At the time of each issuance, Trend was not aware of any such investor having any current intent to resell Trend’s stock.

ITEM 5.  OTHER INFORMATION.

As part of the consideration for the sale by Trend of equity interest in DMC Cayman to Oro Chile and the Russell Interests dated December 2, 2005, each of Oro Chile and the Russell Interests agreed to pay to Trend the Royalty on the production from the Mine. The Mine is indirectly owned by DMC Cayman. Oro Chile and the Russell Interests paid the Royalty to Trend from the start of production of the Mine through December 31, 2007; however, Oro Chile and the Russell Interests have ceased paying the Royalty, and informed Trend that they have no current intention of making any further payments under the Royalty. Trend is exploring what legal remedies it has against Oro Chile and the Russell Interests based on this action.

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
Date: June 6, 2007

By: /s/ Ishiung Wu
Ishiung Wu
Interim President and Chief Executive Officer
(Principal Executive Officer)

By: /s/John P. Ryan
John P. Ryan
Treasurer and Chief Financial Officer
(Principal Financial Officer)