Form 10QSB
period 2007-06-30
TREND MINING CO
filed 2007-09-12
CIK 1115954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended June 30, 2007

TREND MINING COMPANY

(Exact name of small business issuer as specified in its charter)

Delaware	81-0304651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Central Ave. #384 Hilton Head, SC 29926
(Address of principal executive offices)

Issuer’s telephone number: (843) 842-7247

5439 South Prince Street Littleton Colorado 80120
(former address)

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

The number of shares of common stock, par value $0.01 per share, outstanding as of September 12, 2007: 55,755,477 shares

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TREND MINING COMPANY
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,	September 30,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$66,552	$390,680
Accounts receivable	14,114	35,291
Prepaid expenses	9,000	-
Total Current Assets	89,666	425,971

MINERAL PROPERTIES	-	-

PROPERTY AND EQUIPMENT, net of depreciation	7,971	10,853

OTHER ASSETS
Available for sale securities	206,019	78,625
Reclamation bonds	-	7,720

TOTAL ASSETS	$303,656	$523,169

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$60,381	$65,174
Accounts payable, related parties	15,000	15,000
Accrued expenses, related parties	32,000	2,468
Interest payable, convertible debt	181,402	416,645
Current portion of long-term convertible debt	732,362	215,259
Total Current Liabilities	1,021,145	714,546

LONG-TERM CONVERTIBLE DEBT, net of current portion	1,264,913	1,497,207

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 55,755,477 and 48,975,804 shares issued and outstanding, respectively	557,554	489,758
Additional paid-in capital	13,509,847	12,909,764
Accumulated other comprehensive income	163,519	36,125
Accumulated deficit prior to exploration stage	(558,504)	(558,504)
Accumulated deficit during exploration stage	(15,654,818)	(14,565,727)
Total Stockholders' Deficit	(1,982,402)	(1,688,584)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$303,656	$523,169

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

					Period from
					October 1, 1996
					(Inception of
	Three Months Ended		Nine Months Ended		Exploration Stage)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2007	2006	2007	2006	2007

ROYALTY REVENUES	$35,000	$71,846	$126,268	$71,846	$295,666

EXPENSES
Exploration expense	102	22,378	42,029	66,869	3,331,741
General and administrative	(8,914)	98,376	150,160	228,676	3,552,008
Officers and directors compensation	12,000	109,220	93,303	294,658	2,488,849
Legal and professional	22,350	162,765	178,246	483,491	2,205,820
Depreciation	739	667	2,882	2,086	61,047
Total Expenses	26,457	393,416	466,620	1,075,780	11,639,465

OPERATING INCOME (LOSS)	8,543	(321,570)	(340,352)	(1,003,934)	(11,343,799)

OTHER INCOME (EXPENSE)
Dividend and interest income	806	3,421	7,072	10,341	36,955
Settlement expense	-	-	-	-	(26,250)
Loss on disposition and impairment of assets	-	-	-	-	(105,861)
Gain (loss) on investment sales	-	-	-	-	(63,813)
Financing expense	(142,092)	(108,477)	(572,848)	(340,452)	(3,887,611)
Interest expense	(64,088)	(63,201)	(187,221)	(208,602)	(976,162)
Other income (loss)	-	1,585	4,258	1,418	33,762
Forgiveness of debt	-	-	-	48,000	677,961
Total Other Income (Expense)	(205,374)	(166,672)	(748,739)	(489,295)	(4,311,019)

LOSS BEFORE INCOME TAXES	(196,831)	(488,242)	(1,089,091)	(1,493,229)	(15,654,818)

INCOME TAXES	-	-	-	-	-

NET LOSS	(196,831)	(448,242)	(1,089,091)	(1,493,229)	(15,654,818)

OTHER COMPREHENSIVE INCOME
Unrealized gain on available for sale securities	9,084	10,735	127,394	17,534	163,519

COMPREHENSIVE LOSS	$(187,747)	$(477,507)	$(961,697)	$(1,475,695)	$(15,491,299)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.01)	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	55,755,477	44,703,056	54,947,025	41,188,522

The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Date	Price	Number of Shares	Number of Options	Number of Warrants	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, September 30, 2006			48,975,804	2,125,000	19,513,175	$489,758	$12,909,764	$(15,124,231)	$36,125	$(1,688,584)

Common Stock issued:
- for convertible debt and interest	Various	0.100	5,730,438	-	-	57,304	511,975	-	-	569,279
- for compensation	10/31/2006	0.100	40,000	-	-	400	3,600	-	-	4,000
- for convertible debt and interest	12/1/2006	0.084	63,244	-	-	632	4,680	-	-	5,312
- for convertible debt and interest	12/1/2006	.065	250,531	-	-	2,505	12,338	-	-	14,843
- for convertible debt and interest	12/13/2006	0.091	204,807	-	-	2,048	16,630	-	-	18,678
- for convertible debt and interest	12/26/2006	0.880	59,925	-	-	599	4,674	-	-	5,273
- for compensation	12/26/2006	0.140	142,857	-	-	1,429	18,571	-	-	20,000
- for compensation	1/31/2007	0.110	59,925	-	-	595	4,640	-	-	5,235
- for compensation	3/1/2007	0.112	57,983	-	-	580	4,615	-	-	5,195
- for compensation	3/1/2007	0.090	61,113	-	-	611	4,865	-	-	5,476
- for compensation	Various	0.080	109,293	-	-	1,093	7,650	-	-	8,743
Compensation costs recognized for options			-	-	-	-	5,845	-	-	5,845
Unrealized change in market value of available for sale securities			-	-	-	-	-	-	127,394	127,394
Options forfeited			-	(150,000)	-	-	-	-	-	-
Net loss			-	-	-	-	-	(1,089,091)	-	(1,089,091)

Balance, June 30, 2007			55,755,477	1,975,000	19,513,175	$557,554	$13,509,847	$(16,213,322)	$163,519	$(1,982,402)

 The accompanying condensed notes are an integral part of these financial statements.

TREND MINING COMPANY (An Exploration Stage Company) STATEMENTS OF CASH FLOWS

			Period from
			October 1, 1996
			(Inception of
	Nine Months Ended	Nine Months Ended	Exploration Stage)
	June 30, 2007	June 30, 2006	to June 30,
	(unaudited)	(unaudited)	2007 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,089,091)	$(1,493,229)	$(15,654,818)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,882	2,086	61,047
Amortization of debt discount	572,848	325,431	1,996,856
Gain on forgiveness of debt	-	(48,000)	(249,581)
Loss on investment sales	-	-	68,969
Loss (gain) on disposition and impairment of assets	-	-	105,861
Interest expense forgiven by related parties	-	-	20,848
Common stock issued for services and financing expenses	20,000	5,900	1,285,171
Common stock issued for payables and accrued expenses	-	-	219,656
Common stock and options issued as compensation	9,845	162,720	1,288,340
Stock options and warrants issued or modified for financing expense	-	15,000	1,488,778
Common stock issued for investments	-	-	93,168
Common stock and warrants issued to acquire mineral property options	-	-	1,114,873
Common stock issued for payment of interest	362,198	-	513,926
Stock options and warrants issued for consulting fees	-	14,768	185,289
Common stock issued for incentive fees	-	-	21,544
Investment traded for services	-	-	45,939
Changes in assets and liabilities:
Prepaid expenses	(9,000)	8,494	(5,195)
Accounts receivable	21,177	(28,785)	(56,614)
Accounts payable	(4,793)	(202,890)	265,973
Accounts payable, related party	-	-	15,000
Accrued expenses	29,532	(19,185)	(42,305)
Reclamation bond	7,720	5,500	-
Interest payable	(247,446)	179,872	51,042
Net cash used by operating activities	(324,128)	(1,072,318)	(7,166,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	-	-	37,626
Purchase of fixed assets	-	(807)	(57,210)
Proceeds from sale of mineral property	-	1,122,975	1,142,975
Costs of mining interest	-	-	(1,053,170)
Proceeds from investments sold	-	-	183,161
Net cash provided (used) by investing activities	-	1,122,168	253,382

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and short-term borrowings	-	(560,000)	(692,336)
Payments on convertible debt	-	-	(472,629)
Proceeds from internal securities sale	-	-	210,194
Proceeds from sale of warrants	-	-	10,000
Proceeds from notes payable and short-term borrowings	-	1,025,000	1,111,300
Proceeds from convertible debt	-	-	4,035,857
Proceeds from sale of common stock and exercise of options	-	150,000	2,843,151
Financing fees	-	(95,750)	(293,341)
Issuance of penalty shares	-	-	223,600

TREND MINING COMPANY (An Exploration Stage Company) STATEMENTS OF CASH FLOWS

			Period from
			October 1, 1996
			(Inception of
	Nine Months Ended	Nine Months Ended	Exploration Stage)
	June 30, 2007	June 30, 2006	to June 30,
	(unaudited)	(unaudited)	2007 (unaudited)

Net cash provided by financing activities	-	519,250	6,975,796

NET INCREASE (DECREASE) IN CASH	(324,128)	569,100	62,975

CASH, BEGINNING OF PERIOD	390,680	64,391	3,607

CASH, END OF PERIOD	$66,552	$633,491	$66,552

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$60,266	$28,730	$260,433
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock and warrants issued to acquire mineral properties	$-	$-	$1,189,873
Common stock issued for acquisition of mining equipment	$-	$-	$180,000
Common stock issued for investment	$-	$-	$185,168
Common stock issued for financing fees	$-	$-	$45,000
Common stock issued for payment of convertible debt	$275,836	$134,064	$1,059,935
Beneficial conversion rights	$-	$631,202	$1,081,260
Deferred acquisition costs on mining property	$-	$-	$46,242
Purchase of equipment with financing agreement	$-	$-	$21,814
Investments received for mineral property	$-	$-	$5,500
Investments received for accounts receivable	$-	$-	$42,500
Equipment for loans payable	$-	$-	$4,500

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

Operating results for the three and nine months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

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

Going Concern
As shown in the accompanying financial statements, at June 30, 2007, the Company has limited cash, has negative working capital, incurred a net loss of $1,089,091 for the nine months then ended, and has an exploration stage accumulated deficit of $15,654,818. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company estimates that approximately $180,000 is required to fund operations of the Company for the next 12 months assuming minimal exploration activities, or $810,000 if the Company wishes to retain its interest at the Stillwater project. Additional cash will be required if the Company has to service its convertible debt with cash in lieu of stock. The Company’s management believes that it will be able to generate sufficient cash from public or private debt or equity financing in order for the Company to continue to operate based on current expense projections.

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Mineral Properties
The Company capitalizes amounts paid in cash or stock as consideration for the acquisition of real property, including patented mining claims and royalty interests. See Note 3. Acquired properties are recorded at fair value negotiated in arm’s length transactions. Costs and fees paid to locate and maintain unpatented mining claims, to acquire options to purchase claims or properties, and to maintain the mineral rights and leases, are expensed as incurred.

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

NOTE 3 - MINERAL PROPERTIES

At June 30, 2007, the Company has an interest in one production stage mineral property, no development stage properties, and six exploration stage properties. The following describes each of these mineral properties.

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

However, the Company was notified by the owners of the Andacollo Gold Mine Project that they challenged the rights of the Company to continue to receive royalties. The owners ceased paying the royalties after December 31, 2006 and informed the Company that they do not intend to pay further royalties. The Company is vigorously contesting the position taken by the owners and is considering all its options in defending its contractual rights to receive royalties. The Company has not received any royalties in 2007, and pending resolution of the dispute, has not accrued a receivable for any such royalties.

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

Stillwater Complex, Montana
Effective January 1, 2005, Trend entered into an agreement with Aurora Metals Limited (“Aurora”) that provides that Trend will explore for platinum group and base metals on portions of Aurora claims known as the “Stillwater Intrusive Complex” in Montana. Trend will be the operator during the exploration stage and will earn 50% in the project by fulfilling work commitments to spend $2 million on qualified exploration expenditures over the ensuing 5 years. Additionally, Trend issued 50,000 shares of its common stock to Aurora on commencement of the agreement. Further, Trend issued 20,000 shares and paid $20,000 on the first anniversary of the agreement, issued 142,857 shares on the second anniversary of the agreement, and must pay $20,000 in cash or stock each year thereafter until it has spent the agreed upon sum of $2 million, at which time a 50-50 joint venture will be formed.

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

In June 2000, the Company and GMC entered into an amendment to the agreement under which (i) the Company issued 416,961 shares of common stock to GMC upon GMC’s exercise of preemptive rights, (ii) the Company performed an additional $15,000 of geophysical work prior to December 31, 2000 (subsequently modified), (iii) the Company issued 200,000 additional shares and warrants exercisable until June 2002 to purchase 200,000 shares at $0.70 per share, and (iv) GMC agreed to terminate its anti-dilution and preemptive rights as provided in the original agreement. The 200,000 warrants expired.

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

In August 2000, the Company staked five claims. In 2002, the Company allowed these claims to lapse and subsequently restaked them plus one additional claim. In October of 2004 the Company expanded the Peter Lake Project by acquiring 3 claims near Ant Lake, Swan Lake, and Seahorse Lake. Five of the six 2002 claims lapsed, but in 2005 the Company staked four new claims. In March of 2006, the Company allowed the remaining 2002 claim to lapse, such that the Company held seven claims for a total of 14,781 hectares (57 square miles).

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

In August 2004, the Company began exploration of this property. During the summer of 2005, the Company executed a broad reconnaissance program to search for extractable concentrations of minerals.

The Company has allowed four of its seven claims on this project to lapse as of August, 2007. The Company will be required to spend approximately CDN$58,000 prior to January, 2008 to retain the remaining three claims. The Company is seeking a joint venture partner due to the high expense of operating in the high Canadian latitudes. If the Company is unable to find a suitable joint venture partner it will likely allow these remaining claims to lapse.

Pyramid Claims, Nevada
The Company retains a 1.5% net smelter returns royalty interest in the Pyramid project, which consists of five unpatented lode mining claims within the Walker Indian Reservation near Fallon, Nevada. The claims are owned by Consolidated Goldfields Corporation (OTC: CDGF) which has offices in Reno, Nevada and has recently conducted underground and surface sampling at the project. The results of this sampling have been issued as press releases by CDGF and appear favorable. Interested parties are encouraged to review these results as posted on the internet.

Rae-Wallace Claims
The Company retains a 2.5% net smelter returns royalty on four patented mining claims located north of Anchorage, Alaska, that are owned by the Rae-Wallace Company, a former subsidiary. Trend does not anticipate any activity being conducted on these claims in the foreseeable future.

NOTE 4 - CONVERTIBLE DEBT

The Company’s convertible debt at June 30, 207 and September 30, 2006 consists of the following:

	June 30, 2007	September 30, 2006
2001/2002 Convertible Debt: Notes payable, interest at 8% payable monthly, due August 17, 2008	$940,638	$940,638

2005 Convertible Debt: Notes payable at prime plus 3% (11.25% at September 30, 2006) but not less than 10%, due January 28, 2008, principal and interest payable monthly	753,471	885,490

2006 Convertible Debt: Notes payable, interest at 10%, due June 13, 2009, principal and interest payable monthly beginning October 2006	868,978	1,025,000

Subtotal	2,563,087	2,851,128

Unamortized discounts	(565,812)	(1,138,662)

Total	1,997,275	1,712,466

Less current maturities	(732,362)	(215,259)

Convertible debt, net of current portion	$1,264,913	$1,497,207

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

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

Following is a summary of warrants outstanding at June 30, 2007:

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

TREND MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

The following is a summary of stock option activity under the 2000 Equity Incentive Plan for the nine months ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price

Outstanding at September 30, 2006	2,125,000	$0.33
Granted	—	—
Exercised	—	—
Forfeited	(150,000)	0.30
Outstanding at June 30, 2007	1,975,000	$0.33
Exercisable at June 30, 2007	1,975,000	$0.33

NOTE 6 - RELATED PARTY TRANSACTIONS

On behalf of the Company, in March 2005, an officer personally paid $15,000 owed to an outside consultant. The Company has recorded that amount in “accounts payable, related parties”, in the financial statements.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Mineral Properties
Four of the Company’s mining claims at Peter Lake in Saskatchewan, Canada lapsed in August 2007, and the remaining three claims will lapse in January 2008. In order to retain the remaining claims, the Company must fulfill exploration commitments prior to the lapse date of CDN$58,000. It is unlikely that the Company will fulfill this obligation due to its lack of finances and the remote exploration requirements of the property.

To maintain its interest in the Stillwater property, the Company must fulfill exploration commitments of approximately $624,000 by December 31, 2007 and $500,000 in each of the following two years. Alternatively, the Company can make payments in cash to Aurora Metals to fulfill these obligations.

All commitments to maintain the Company’s Cree Lake claims are being fulfilled by the Company’s joint venture partner. All commitments to maintain the Company’s the Lake Owen claims are being fulfilled by the lessee of the claims.

The Company’s interest in the Andacollo mine, Pyramid claims, and Rae-Wallace claims are all perpetual royalties requiring no future commitments.

Employment Agreements
The Company has an employment agreement with Mr. John Ryan, the chief financial officer, secretary and treasurer, whereby Mr. Ryan receives a salary of $4,000 per month. The agreement may be terminated by either party with 30 days notice. If the Company is unable to pay the salary in cash, then Mr. Ryan has the option to receive $4,000 worth of the Company’s common stock at the prevailing rate of which shares are or were most recently sold by the Company. As of June 30, 2007, $32,000 of back salary is payable to Mr. Ryan and is recorded on the balance sheet as accrued expenses, related party.

Legal Proceedings
In May, 2002, one of the Company’s vendors obtained a judgment to collect $18,574 due under a rental lease agreement for office space the Company chose to vacate. The judgment bears interest at 18% until paid in full. Included in the accounts payable balance as of June 30, 2007 is $42,971 related to this judgment.

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

Trend has been notified by the owners of the Andacolla Gold Mine Project located in Chile that they were challenging the rights of Trend to continue to receive royalties. The owners ceased paying the royalties and informed Trend that they do not intend to pay further royalties. Trend intends to vigorously contest the position taken by the owners and is presently evaluating the potential cost of defending its contractual rights to receive royalties. Trend did not receive any royalties during the quarter ended June 30, 2007, and pending resolution of the dispute, has not accrued a receivable for any such royalties.

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2007 to three months ended June 30, 2006

We recorded a comprehensive loss of $187,747, or $0.00 per share, on revenues of $35,000 in the three months ended June 30, 2007. This compares to a comprehensive loss of $477,507, or $0.01 per share in the same period of 2006 when there were revenues of $71,846.

During each of the quarters ended June 30, 2007 and 2006, we received $35,000 of advance royalties related to our lease of the Lake Owen property.

We received revenue from our 1% Net Smelter Returns royalty interest in the Andacollo gold mine in Chile during the period from the quarter ended June 30, 2006 through the quarter ended December 31, 2006. The Company did not receive any royalties during the quarter ended June 30, 2007, and cannot anticipate receiving any future royalties until our dispute with the mine owners is resolved.

Exploration expenses were $102 in the three months ended June 30, 2007 as compared to $22,378 in 2006. Activity during the period in 2006 was primarily related to the exploratory drilling program at Stillwater.

General and Administrative expenses were $(8,914) in 2007 as compared to $98,376 in 2006.

Officers and directors compensation was $12,000 for the quarter ended June 30, 2007 as compared to $109,220 in the same period of 2006. The lower 2007 amount was primarily due to the January 31, 2007 resignation of Thomas Loucks, our then President and CEO.

Legal and professional fees were $22,530 in 2007 compared to $162,765 in 2006. This decrease was because of less activity regarding the filing of registration statements and property acquisition activity.

Dividend and interest income of $806 was slightly lower due to lower money market interest earned in 2007 on lower cash balances as compared to 2006.

Financing expense is a non-cash item for the amortization of discounts related to our convertible debt. The discounts relate to beneficial conversion rights, warrants, and other financing costs. Interest expense charges of $64,088 in 2007 compared to $63,201 in 2006.

Trend recognized an unrealized gain on available for sale securities of $9,084 and $10,735 for the quarters ended June 30, 2007 and 2006, respectively. This unrealized gain represents market appreciation of Trend’s investment in two Canadian entities, Nuinsco Resources Limited and Victory Nickel, Inc.

The loss of $187,747 in the quarter ended June 30, 2007 is compared to the loss of $477,507 in the same period of 2006. The decrease was primarily due to the reduced expenses discussed above.

Comparison of nine months ended June 30, 2007 to nine months ended June 30, 2006

We recorded a comprehensive loss of $961,697, or $0.02 per share, on revenues of $126,268 in the nine months ended June 30, 2007. This compares to a comprehensive loss of $1,475,695, or $0.04 per share in the same period of 2006 when there were revenues of $71,846.

Royalty revenue was $126,268 for the nine months ended June 30, 2007 as compared to $71,846 in the same period of 2006. The higher 2007 amount is due to a longer period of receipts from our Andacollo royalty. We received revenue from our 1% Net Smelter Returns royalty interest in the Andacollo gold mine in Chile during the period from the quarter ended June 30, 2006 through the quarter ended December 31, 2006. We cannot anticipate receiving any future royalties until our dispute with the mine owners is resolved.

Exploration expenses were $42,029 in the nine months ended June 30, 2007 as compared to $66,869 in the same period in 2006. General and Administrative expenses were $150,160 in the nine months ended 2007 as compared to $228,676 in 2006. The lower amounts in 2007 are primarily due to an overall reduction in activity.

Officers and directors compensation was $93,303 for the nine months ended June 30, 2007 as compared to $294,658 in the same period of 2006. The lower 2007 amount was primarily due to the January 31, 2007 resignation of Thomas Loucks, our then President and CEO.

Legal and professional fees were $178,246 in 2007 compared to $483,491 in 2006. This decrease was because of less activity regarding the filing of registration statements and property acquisition activity.

Dividend and interest income of $7,072 was slightly lower due to lower money market interest earned in 2007 on lower cash balances as compared to 2006.

Financing expense is a non-cash item for the amortization of discounts related to our convertible debt. The discounts relate to beneficial conversion rights, warrants, and other financing costs. These expenses were $572,848 in 2007 as compared to $340,452 in 2006. The increase related to the effects of resetting the strike prices on various warrant instruments as the Company conducted financings at lower prices. Interest expense charges of $187,221 in the nine months period of 2007 compared to $208,602 in the same period of 2006 were slightly lower due to a reduction in the overall corporate debt.

LIQUIDITY & CAPITAL RESOURCES

Liquidity:

We currently have no regular source of cash receipts due to the dispute regarding our Andacollo royalty that was discussed in the overview above. Should that dispute be resolved in our favor, we would expect cash receipts of approximately $20,000 per month net of tax from the Andacollo gold mine royalty. This income is insufficient to fund our operating expenses which total about $45,000 per quarter. We are presently evaluating the potential cost of defending our contractual rights to receive the Andacollo royalties. We will need to raise capital in the financial markets to fund our ongoing exploration activities and conduct ongoing operations.

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

During the nine months ended June 30, 2007, debenture holders converted $275,836 of principal amounts to shares as compared to $134,064 of conversion in the same period of 2006.

Summary of Cash Flows for Six Months ended June 30, 2007:
The Company’s cash and cash equivalents declined by an amount of $324,128 during the nine months ended June 30, 2007.

Operating Activities:
Operations used $324,128 of cash during the nine months ended June 30, 2007 as compared to $1,072,318 used by operations in 2006.

Investing Activities:
During the nine months ended June 30, 2007 there were no cash flows from investing activities. During 2006, cash was provided by investing activities as a result of the sale of Andacollo Gold Mine property with the retained royalty discussed above.

Financing Activities:
During the nine months ended June 30, 2007 there were no cash flows from financing activities, as compared to the nine months ended June 30, 2006 in which 1.5 million shares of common stock were issued in a private placement for $150,000, $1,025,000 was received from the issuance of convertible debt, and payments of $560,000 were made on notes payable.

Outlook:

Operations
Due to the dispute regarding our Andacollo royalty, we cannot predict the amount of royalty payments that we may receive in the future. We will need to spend $630,000 by the end of the calendar year to maintain our rights at Stillwater, Montana, and we estimate that all other operating expenses will be approximately $45,000 per quarter.

Investing Activities
At present, we have no plans to engage in any investing activities during fiscal 2007.

Financing
During the next 12 months approximately $732,000 of principal will be due on our long-term convertible debt. We believe that all of the principal repayment and most of the related interest obligation will be paid by the issuance of common stock.

At June 30, 2007, we had outstanding warrants to purchase 19,513,174 shares of common stock that, if exercised, would result in aggregate proceeds of approximately $4,067,000. Also, there are outstanding options to purchase 1,975,000 shares of common stock that, if exercised, would result in aggregate proceeds of approximately $657,000. However, as of June 30, 2007, none of the outstanding warrants or options was in-the-money. No assurance can be made that any or all of the warrants or options will ever be exercised. We will need to raise additional capital in the financial markets to fund our ongoing exploration activities and conduct ongoing operations.

The balance of convertible debt owed by Trend at June 30, 2007, is as follows:

	Principal Amounts	Maturity Date	Interest Rate

	$940,638	August 2008	8%
	$753,471	January 2008	Prime plus 3%
	$868,978	June 2009	10%
Total	$2,563,087

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

(b) Changes in internal controls.

During the fiscal quarter ended June 30, 2007, there have been no changes to the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

As part of the consideration for the sale by Trend of equity interest in DMC Cayman, Inc. ("DMC Cayman") to Oro Chile, LLC, a Colorado limited liability company ("Oro Chile") and David H. Russell, Susan T. Russell and David H. Russell III (collectively the "Russell Interests") dated December 2, 2005, each of Oro Chile and the Russell Interests agreed to pay to Trend a net smelter returns royalty (the "Royalty") on the production from the Andacollo Mine located in Chile (the "Mine"). The Mine is indirectly owned by DMC Cayman. Oro Chile and the Russell Interests initially paid the Royalty to Trend; however, Oro Chile and the Russell Interests have ceased paying the Royalty, and informed Trend that they have no current intention of making any further payments under the Royalty. Trend is exploring what legal remedies it may have against Oro Chile and the Russell Interests based on this action.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2007, we issued an aggregate of 44,840 shares of common stock to accredited investors as payment of interest and principal on promissory notes outstanding. We relied on the exemption from registration found in Section 4(2) of the Securities Act in connection with this issuance.

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
Date: September 11, 2007

	By:	/s/ Ishiung Wu
Ishiung Wu
Interim President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/John P. Ryan
John P. Ryan
Treasurer and Chief Financial Officer
(Principal Financial Officer)